Form 10-Q
period 2020-09-30
Guild Holdings Co
filed 2020-12-04
CIK 1821160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-39645

GUILD HOLDINGS COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2453154
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5887 Copley Drive San Diego, California	92111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 560-6330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	GHLD	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of December 1, 2020, the registrant had 19,666,981 shares of Class A common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

Important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements include, but are not limited to, the following: any changes in macro-economic conditions and in U.S. residential real estate market conditions, including changes in prevailing interest rates or monetary policies and the effects of the ongoing COVID-19 pandemic; any disruptions in the secondary home loan market and their effects on our ability to sell the loans that we originate; any changes in certain U.S. government-sponsored entities and government agencies, including Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”), the Federal Housing Administration (“FHA”), the United States Department of Agriculture Rural Development (“USDA”) and the United States Department of Veteran’s Affairs (“VA”), or their current roles; the effects of any termination of our servicing rights; the effects of our existing and future indebtedness on our liquidity and our ability to operate our business; any failure to maintain and improve the technological infrastructure that supports our origination and servicing platform; any failure to maintain or grow our historical referral relationships with our referral partners; any failure to continue the historical levels of growth in our market share in the mortgage origination and servicing industry; any decline in our ability to recapture loans from borrowers who refinance; our inability to attract, integrate and retain qualified personnel; our failure to identify, develop and integrate acquisitions of other companies or technologies, or any diversion of our management’s attention due to the foregoing; inaccuracies in the estimates of the fair value of the substantial portion of our assets that are measured on that basis (including our mortgage servicing rights, or “MSRs”); the failure of the internal models that we use to manage risk and make business decisions to produce reliable or accurate results; the costs of potential litigation and claims; the degree of business and financial risk associated with certain of our loans; any cybersecurity breaches or other attacks involving our computer systems or those of our third-party service providers; any changes in applicable technology and consumer outreach techniques; our inability to secure additional capital, if needed, to operate and grow our business; the impact of operational risks, including employee or consumer fraud, the obligation to repurchase sold loans in the event of a documentation error, and data processing system failures and errors; any repurchase or indemnification obligations caused by the failure of the loans that we originate to meet certain criteria or characteristics; the seasonality of the mortgage origination industry; any failure to protect our brand and reputation; the risks associated with adverse weather conditions and man-made or natural events; our exposure to additional income tax liabilities and changes in tax laws, or disagreements with the Internal Revenue Service (“IRS”) regarding our tax positions; any failure to adequately protect our intellectual property and the costs of any potential intellectual property disputes; any non-compliance with the complex laws and regulations governing our industry and the related costs associated with maintaining and monitoring compliance; any changes in the laws and regulations governing our industry that would require us to change our business practices, raise compliance costs or other costs of doing business; our control by, and any conflicts of interest with, McCarthy Capital Mortgage Investors, LLC (“MCMI”); the significant influence on our business that members of our board and management team are able to exercise as stockholders; our dependence, as a holding company, upon distributions from Guild Mortgage Co. to meet our obligations; the risks related to our becoming a public company; the risks related to our status as an “emerging growth company” and a “controlled company”; the risks related to our Class A common stock and our dual class common stock structure; and the other risks, uncertainties and factors set forth in our prospectus (filed as part of the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (Registration No. 333-249225), as amended) (the “Prospectus”), including those set forth under “Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

GUILD MORTGAGE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$247,293	$101,735
Restricted cash	5,010	5,000
Mortgage loans held for sale	2,239,150	1,504,842
Ginnie Mae loans subject to repurchase right	1,175,589	404,344
Accounts and interest receivable	29,907	34,611
Derivative asset	186,016	19,922
Mortgage servicing rights, net	392,191	418,402
Goodwill	62,834	62,834
Other assets	59,153	55,723
Total assets	$4,397,143	$2,607,413

Liabilities and Stockholder's Equity

Warehouse lines of credit	$1,912,261	$1,303,187
Notes payable	208,000	218,000
Ginnie Mae loans subject to repurchase right	1,176,768	412,490
Accounts payable and accrued expenses	72,226	35,338
Accrued compensation and benefits	85,761	45,297
Investor reserves	19,241	16,521
Income tax payable	13,907	—
Due to parent company	427	12,427
Contingent liabilities due to acquisitions	22,090	8,073
Derivative liability	10,790	4,863
Note due to related party	5,136	6,606
Deferred compensation plan	75,329	52,302
Deferred tax liability	106,309	86,278
Total liabilities	3,708,245	2,201,382

Commitments and contingencies (Note 11)

Stockholder's Equity
Common stock, $100 par value; 2,000 shares authorized; 928 issued and outstanding at September 30, 2020 and December 31, 2019	93	93
Additional paid-in capital	21,992	21,992
Retained earnings	666,813	383,946
Total stockholder's equity	688,898	406,031
Total Liabilities and Stockholder's Equity	$4,397,143	$2,607,413

See accompanying notes to condensed consolidated financial statements

GUILD MORTGAGE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands)

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Loan origination fees and gain on sale of loans, net	$565,009	$270,093	$1,298,302	$597,596
Loan servicing and other fees	40,159	36,540	116,469	104,977
Valuation adjustment of mortgage servicing rights	(41,006)	(90,968)	(245,816)	(251,190)
Interest income	14,905	18,846	41,854	44,173
Interest expense	(15,488)	(16,738)	(42,929)	(39,871)
Other (expense) income	(35)	5	(39)	1,186
Net revenue	563,544	217,778	1,167,841	456,871
Expenses
Salaries, incentive compensation and benefits	273,560	176,716	650,458	418,032
General and administrative	27,271	18,497	75,463	47,121
Occupancy, equipment and communication	14,317	13,421	41,272	40,363
Depreciation and amortization	1,540	1,812	4,686	5,636
Provision for foreclosure losses	547	1,497	2,407	2,271
Total expenses	317,235	211,943	774,286	513,423
Income (loss) before income tax expense (benefit)	246,309	5,835	393,555	(56,552)
Income tax expense (benefit)	64,223	(2,661)	100,688	(18,050)
Net income (loss)	$182,086	$8,496	$292,867	$(38,502)

See accompanying notes to condensed consolidated financial statements

GUILD MORTGAGE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands, except per share data)

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	942	$94	$22,317	$418,530	$440,941
Common stock dividends ($13,465 per share)	—	—	—	(12,500)	(12,500)
Stock repurchase	(14)	(1)	(325)	(7,661)	(7,987)
Net loss	—	—	—	(46,998)	(46,998)
Balance at June 30, 2019	928	93	21,992	351,371	373,456
Net income	—	—	—	8,496	8,496
Balance at September 30, 2019	928	$93	$21,992	$359,867	$381,952
Balance at December 31, 2019	928	$93	$21,992	$383,946	$406,031
Common stock dividends ($10,772 per share)	—	—	—	(10,000)	(10,000)
Net income	—	—	—	110,781	110,781
Balance at June 30, 2020	928	93	21,992	484,727	506,812
Net income	—	—	—	182,086	182,086
Balance at September 30, 2020	928	$93	$21,992	$666,813	$688,898

See accompanying notes to condensed consolidated financial statements

GUILD MORTGAGE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	For the nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$292,867	$(38,502)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,686	5,636
Valuation adjustment of mortgage servicing rights	245,816	251,190
Valuation adjustment of mortgage loans held for sale	(52,904)	(9,093)
Valuation adjustment of derivatives	(160,167)	(26,628)
Provision for investor reserves	10,009	6,805
Provision for foreclosure losses	2,407	2,271
Changes in estimated fair value of contingent liabilities due to acquisitions	27,905	7,277
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(897,467)	(467,573)
Deferred income taxes	20,031	(33,647)
Other	(1,224)	2,148
Investor reserves	(7,289)	(5,338)
Foreclosure loss reserve	(2,362)	(2,672)
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(24,657,750)	(15,696,586)
Proceeds on sale of and payments from mortgage loans held for sale	24,873,813	15,425,424
Accounts and interest receivable	4,659	4,757
Other assets	6,024	9,746
Mortgage servicing rights	(219,605)	(101,753)
Accounts payable and accrued expenses	37,088	10,087
Accrued compensation and benefits	40,464	20,554
Contingent liability payments	(7,552)	(649)
Deferred compensation plan liability	22,683	(2,987)
Proceeds from real estate owned conveyed to HUD	1,096	4,435
Purchase and advances of real estate owned	(954)	(2,926)
Net cash used in operating activities	(417,726)	(638,024)
Cash Flows from Investing Activities
Proceeds from the sale of property & equipment	35	59
Purchase of property and equipment	(6,988)	(2,368)
Payment made on behalf of affiliate	(12,035)	(1,193)
Acquisitions	—	(8,817)
Net cash used in investing activities	(18,988)	(12,319)
Cash Flows from Financing Activities
Borrowings on warehouse lines of credit	24,083,543	15,292,047
Repayments on warehouse lines of credit	(23,473,255)	(14,575,327)
Borrowings on MSR notes payable	67,000	22,250
Repayments on MSR notes payable	(77,000)	(29,250)
Contingent liability payments	(6,336)	(2,318)
Net change in notes payable	(1,670)	7,089
Repurchase of stock	—	(7,987)
Dividends paid	(10,000)	(12,500)
Net cash provided by financing activities	582,282	694,004
Increase in cash, cash equivalents and restricted cash	145,568	43,661
Cash, cash equivalents and restricted cash, beginning of period	106,735	62,755
Cash, cash equivalents and restricted cash, end of period	$252,303	$106,416
Supplemental information
Net cash paid for interest	$31,567	$29,062
Net cash paid for taxes	$15,525	$2,918
Net assets acquired due to acquisition	$—	$10,552
Cash and cash equivalents	$247,293	$101,416
Restricted cash	5,010	5,000
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$252,303	$106,416

See accompanying notes to condensed consolidated financial statements.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

1. Business, Basis of Presentation, and Accounting Policies

The accompanying condensed consolidated financial statements have been prepared as of September 30, 2020 and as of that date include all of the assets, liabilities and results of operations of Guild Mortgage Company (the “Company” or “Guild” or “our”), a California corporation, and all of its wholly owned subsidiaries. The Company has four wholly owned subsidiaries; Guild Administration Corp., Mission Village Insurance Agency, Guild Insurance, LLC and Guild Financial Express, Inc. The activities of the subsidiaries are related to the Company’s mortgage banking operations. All intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2020 the Company was a wholly owned subsidiary of Guild Mortgage Company, LLC (“GMC LLC”), a privately owned California limited liability company. Subsequent to September 30, 2020 the Company underwent a reorganization in connection with its initial public offering (the “Offering” or “IPO”).

Basis of Presentation

Our condensed consolidated financial statements are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Our Consolidated Balance Sheet as of December 31, 2019 has been derived from our audited consolidated financial statements at that date. Our condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2019, which include a complete set of footnote disclosures, including our significant accounting policies. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management is not currently aware of any factors that would significantly changes its estimates and assumptions, actual results could materially differ from those estimates.

Subsequent Events

At the time of issuance of this report, the Company has evaluated subsequent events from the balance sheet date through December 3, 2020, the date on which the financial statements were issued. Refer to Note 11, Commitments and Contingencies for disclosure on changes to the Company’s legal proceedings.

On October 1, 2020 the Company declared and distributed $27.6 million to its sole shareholder, Guild Mortgage Company, LLC prior to the completion of the IPO.

In March 2020, the World Health Organization (“WHO”) declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. Through December 3, 2020 the Company remains fully functional in both its origination and servicing operations. While the pandemic could cause certain branches to temporarily close, most of the significant job functions can be performed remotely. The Company has taken steps to ensure business can continue as necessary should branches be forced to temporarily close. The Company continues to monitor guidance published by the WHO, Centers for Disease Control and Prevention, local and federal government agencies and the MBA and is in continual communication with its investors regarding the developments in the mortgage industry. The Company is unaware of any known adverse material risk or event that should be recognized in the financial statements at this time.

IPO and Reorganization

Prior to the completion of the Offering, GMC LLC contributed 100% of the shares of the Company to Guild Holdings Company (“Holdings”) and the Company was converted to a California limited liability company. As a result, Holdings is the sole member of the Company. On October 22, 2020 Guild Holdings Company completed the IPO of 6,500,000 shares of Class A common stock,

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

$0.01 par value, at an offering price of $15.00 per share.  Guild Holdings Company is a publicly traded company whose Class A common stock is traded on the New York Stock Exchange under the ticker symbol “GHLD”. Prior to the completion of the offering, the Company consummated an internal reorganization.

As a result of the IPO and the reorganization:

•	Guild Holdings Company is the sole management member of Guild Mortgage Company, LLC (formally Guild Mortgage Company), which owns a direct interest in its subsidiaries.
•

Guild Holdings Company is a holding company which has no material assets, other than its ownership of Guild Mortgage Company, LLC, and its indirect interest in the subsidiaries of Guild Mortgage Company, LLC and has no independent means of generating revenue or cash flow.

•	1,440,334 shares of Guild Holdings Company’s Class A common stock were reserved for equity-based awards.
•

40,333,019 shares of Class B common stock were issued to McCarthy Capital Mortgage Investors at the completion of the Offering.  The Class B common stock has a par value of $0.01 per share and 10 votes per share.

•	The public stockholders own 6,500,000 shares of Class A common stock, which represent 1.5% of the combined voting power of Guild Holdings Company.

Stock-Based Compensation

In connection with the IPO, equity-based awards were issued under the Guild Holdings Company 2020 Omnibus Incentive Plan including 1,440,334 Restricted Stock Units (“RSUs”) of Class A common stock. These RSUs were issued subsequent to September 30, 2020 at a $15 per share price for a total value of $21,605,010. The RSUs vest over two to four years with an average weighted life of 2.8 years.

Cash, Cash Equivalents and Restricted Cash

Restricted cash as of September 30, 2020 and September 30, 2019 consisted of deposits restricted under the terms of our warehouse lines of credit.

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$247,293	101,416
Restricted cash	5,010	5,000
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$252,303	106,416

Loans subject to repurchase right from Ginnie Mae

For certain loans sold to Ginnie Mae, the Company as the servicer has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets defined criteria, including being delinquent more than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the Condensed Combined Balance Sheet and establish a corresponding finance liability regardless of the Company’s intention to repurchase the loan.

Derivative Financial Instruments

The Company enters into interest rate lock commitments (“IRLCs”), forward commitments to sell mortgage loans and to be announced trades, which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Condensed Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments qualify for designation as accounting hedges.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and within a specified period of time, with customers who have applied for a loan and meet certain credit and underwriting criteria. IRLCs on mortgage loans in process that have not closed, but are intended to be sold, are considered to be derivatives and changes in fair value are recorded in the Condensed Consolidated Statements of Income (Loss) as part of Loan Origination Fees and Gain on Sale of Loans, net. Fair value is based upon changes in the fair value of the underlying mortgages, estimated to be realizable upon sale into the secondary market, net of estimated incentive compensation expenses. Fair value estimates also consider loan commitments not expected to be exercised by customers for unforeseen reasons, commonly referred to as “fallout”.

IRLCs and uncommitted mortgage loans held for sale expose the Company to the risk that the value of the mortgage loans held and mortgage loans underlying the commitments may decline due to increases in mortgage interest rates during the life of the commitments. To protect against this risk, the Company enters into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. These derivatives are recorded at fair value. Management expects the changes in the fair value of these derivatives to have a negative correlation to the changes in fair value of the derivative loan commitments and mortgage loans held for sale, thereby reducing earnings volatility. The changes in fair value are recorded in the Condensed Consolidated Statements of Income (Loss) as part of Loan origination fees and gain on sale of loans, net. The Company considers various factors and strategies to determine the portion of the mortgage pipeline and mortgage loans held for sale it wants to economically hedge. See Notes 2 and 5 for additional information.

Escrow and Fiduciary Fund

As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheet. These accounts totaled $1.7 billion and $1.0 billion at September 30, 2020 and December 31, 2019, respectively.

Income Taxes

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2020. The Company continues to monitor any effects on its financial statements that may result from the CARES Act.

Risks and Uncertainties

In the normal course of business, companies in the mortgage banking industry encounter certain economic, liquidity, and regulatory risks.

Economic risk includes interest rate risk and credit risk.

Interest rate risk

The Company’s mortgage loans held for sale, commitments to originate loans, and mortgage servicing rights are subject to interest rate risk. For mortgage loans held for sale and commitments to originate loans, to the extent that a rising interest rate environment exists, the Company may experience a decrease in loan production and decreases in value, which may negatively impact the Company’s operations. To mitigate this risk the Company uses hedging strategies designed to ensure any fluctuations in rates would not have a material impact on the Company’s financial position. For the Company’s mortgage servicing rights, to the extent that a declining interest rate environment exists, the Company may experience decreases in the fair value of the portfolio, which may negatively impact the Company’s financial position. For the three and nine months ended September 30, 2020 and 2019, the Company experienced material declines in the valuation of its MSR portfolio due to significant declines in interest rates. Since the Company also has a large origination platform, the Company was able to mitigate this risk by recapturing a significant portion of the runoff through refinances.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

Credit risk

Credit risk is the risk of default that may result from borrowers’ inability or unwillingness to make contractually required payments during the period in which loans are being held for sale. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, typically less than a month, and historically the Company has not experienced any material losses due to credit risk on mortgage loans held for sale.

The Company sells loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, the Company is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults, defects in the collateral or errors made in the credit decision.

The Company is also subject to counterparty credit risk in the event of contractual nonperformance by its trading counterparties to its various over-the-counter derivative financial instruments. The Company manages this credit risk by selecting only counterparties that it believes to be financially strong, spreading the credit risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the periods ended September 30, 2020 and 2019.

Liquidity risk

The Company encounters liquidity risk as the business requires substantial cash to support its operating activities. As a result, the Company is dependent on its lines of credit, and other financing facilities in order to finance its continued operations. If the Company’s principal lenders decided to terminate or not to renew these credit facilities with the Company, the loss of borrowing capacity could have an adverse impact on the Company’s financial statements unless the Company found a suitable alternative source. To mitigate this risk, the Company has multiple financing facilities with different lenders and varied maturity dates. Historically, the Company has not had a line of credit involuntarily terminated by a lender.

Regulatory risk

The Company is subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations significantly affect the way in which the Company does business and can restrict the scope of the Company’s existing business and limit the Company’s ability to expand product offerings or pursue acquisitions, or can make costs to service or originate loans higher, which could impact financial results. The Company continually monitors its regulatory environment for any changes that could have a significant impact on operations.

Accounting Standards Issued but Not Yet Adopted

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The company has elected to use the extended transition period under the JOBS Act until such time the company is not considered to be an EGC. The adoption dates are discussed below to reflect this election.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. In November 2019, the FASB issued ASU 2019-10 which extended the effective date of ASU 2016-02. The Company is in the process of assessing whether it will still be considered an EGC at December 31, 2020. Should the Company lose its EGC status the new guidance will be effective January 1, 2020 and will be applied in the Company’s annual filing. The Company is currently in the process of evaluating the impact of the adoption of the new guidance on its financial statements.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This update requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and instead reflects an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. In November 2019, the FASB issued ASU 2019-10 which extended the effective date of ASU 2016-13. The Company is in the process of assessing whether it will still be considered an EGC at December 31, 2020. Should the Company lose its EGC status the new guidance will be effective January 1, 2020 and will be applied in the Company’s annual filing. The Company is currently in the process of evaluating the impact of the adoption of the new guidance on its financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 35-40). This update provides guidance on accounting for a cloud computing arrangement that includes a license to internal-use software. This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract which would generally mean to expense the service as incurred. The new guidance will be effective for the Company beginning January 1, 2021 and early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of the new guidance on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This update provides amendments to simplify and reduce complexity when accounting for income taxes as well as eliminating certain exceptions. The new guidance will be effective for the Company beginning January 1, 2022 with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of the new guidance on its financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of reviewing its funding facilities and financing facilities that utilize LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on the condensed consolidated financial statements and related disclosures.

2. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized within a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level One – Level One inputs are unadjusted, quoted prices in active markets for identical assets or liabilities which the Company has the ability to access at the measurement date.

Level Two – Level Two inputs are observable for that asset or liability, either directly or indirectly, and include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, observable inputs for the asset or liability other than quoted prices and inputs derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified contractual term, the inputs must be observable for substantially the full term of the asset or liability.

Level Three – Level Three inputs are unobservable inputs for the asset or liability that reflect the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available.

The Company’s assets and liabilities are carried at cost, and because of their short-term nature, are believed to approximate current fair value, with the exception of mortgage loans held for sale, mortgage servicing rights, derivatives, real estate owned, Government National Mortgage Association (“GNMA”) loans subject to repurchase right and contingent liabilities due to acquisitions.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

The Company updates the valuation of each instrument recorded at fair value on a monthly or quarterly basis, evaluating all available observable information which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data. The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants. If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate. Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs.

Fair value is based on quoted market prices, when available. If quoted prices are not available, fair value is estimated based upon other observable inputs. Unobservable inputs are used when observable inputs are not available and are based upon judgments and assumptions, which are the Company’s assessment of the assumptions market participants would use in pricing the asset or liability. These inputs may include assumptions about risk, counterparty credit quality, the Company’s creditworthiness and liquidity and are developed based on the best information available. When a determination is made to classify an asset or liability within Level Three of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement of the asset or liability. The fair value of assets and liabilities classified within Level Three of the valuation hierarchy also typically includes observable factors and the realized or unrealized gain or loss recorded from the valuation of these instruments would also include amounts determined by observable factors.

Recurring Fair Value Measurements

The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At September 30, 2020 and December 31, 2019, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:

Trading Securities – Trading securities are classified within Level One of the valuation hierarchy. Valuation is based upon quoted prices for identical instruments traded in active markets. Level One trading securities include securities traded on active exchange markets, such as the New York Stock Exchange. Trading securities are included within prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Derivative Instruments – Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:

Interest Rate Lock Commitments: IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.

Forward Delivery Commitments: Forward delivery commitments are classified within Level Two of the valuation hierarchy. Forward delivery commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. The fair value of forward delivery commitments is primarily based upon the current agency mortgage-backed security market to-be-announced pricing specific to the loan program, delivery coupon and delivery date of the trade. Best efforts sales commitments are also entered into for certain loans at the time the borrower commitment is made. These best efforts sales commitments are valued using the committed price to the counterparty against the current market price of the IRLC or mortgage loan held for sale.

Option contracts are a type of forward commitment that represents the rights to buy or sell mortgage-backed securities at specified prices in the future. Their value is based upon the underlying current to-be-announced pricing of the agency mortgage-backed security market, and market-based volatility. See Note 5 for additional information on the derivative instruments.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

Mortgage Loans Held for Sale – The fair value of MLHS is based on secondary market pricing for loans with similar characteristics, and as such, is classified as a Level Two measurement. For Level Two MLHS, fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level and are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold.

Mortgage Servicing Rights – Mortgage Servicing Rights (“MSRs”) are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the lack of an active market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company obtains valuations from an independent third party on a quarterly basis, and records an adjustment based on this third-party valuation.

Contingent Liabilities due to acquisitions – Contingent liabilities represent future obligations of the Company to make payments to the former owners of its acquired companies. The Company determines the fair value of its contingent liabilities using a discounted cash flow approach whereby the Company forecasts the cash outflows related to the future payments, which are based on a percentage of net income specified in the purchase agreements. The Company then discounts these expected payment amounts to calculate the present value, or fair value, as of the valuation date. The Company’s management evaluates the underlying projections used in determining fair value each period and makes updates to these underlying projections.

The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. For the three months ended September 30, 2020 the range of the risk adjusted discount rate was 15.0% - 20.0%, with a median of 20%. For each of the three months ended September 30, 2019 and the nine months ended September 30, 2020 and 2019 the range of the risk adjusted discount rate was 8.0% - 20.0%, with a median of 15.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses on the Condensed Consolidated Statements of Income (Loss).

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$63	$—	$—	$63
Derivative
Interest rate lock commitments	—	—	186,016	186,016
Mortgage loans held for sale	—	2,239,150	—	2,239,150
Mortgage servicing rights, net	—	—	392,191	392,191
Total assets at fair value	$63	$2,239,150	$578,207	$2,817,420
Liabilities:
Derivative
Forward delivery commitments	—	10,790	—	10,790
Contingent liabilities due to acquisitions	—	—	22,090	22,090
Total liabilities at fair value	$—	$10,790	$22,090	$32,880

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$93	$—	$—	$93
Derivative
Interest rate lock commitments	—	—	19,922	19,922
Mortgage loans held for sale	—	1,504,842	—	1,504,842
Mortgage servicing rights, net	—	—	418,402	418,402
Total assets at fair value	$93	$1,504,842	$438,324	$1,943,259
Liabilities:
Derivative
Forward delivery commitments	—	4,863	—	4,863
Contingent liabilities due to acquisitions	—	—	8,073	8,073
Total liabilities at fair value	$—	$4,863	$8,073	$12,936

Non-Recurring Fair Value Measurements

Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At September 30, 2020 and December 31, 2019, the Company had the following financial assets measured at fair value on a nonrecurring basis:

Real Estate Owned — Other assets that are evaluated for impairment using fair value measurements on a nonrecurring basis consist of mortgage loans in foreclosure and REO. The evaluation of impairment reflects an estimate of losses that have been incurred as of the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment of mortgage loans in foreclosure, which represents the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances on those loans, is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. REO properties, which are acquired from mortgagors in default, are recorded at the lower of adjusted carrying amount at the time the property is acquired or fair value of the property, less estimated selling costs. Fair values of the collateral underlying mortgage loans in foreclosure and REOs are estimated using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions. The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record REO at their estimated net realizable value are based upon fair value measurements from Level Three of the valuation hierarchy.

Ginnie Mae Loans subject to Repurchase Right – GNMA securitization programs allow servicers to buy back individual delinquent mortgage loans from the securitized loan pool once certain conditions are met. If a borrower makes no payment for three consecutive months, the servicer has the option to repurchase the delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. Under ASC 860, Transfers and Servicing, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. The Company records these assets and liabilities at their fair value, which is determined to be the remaining unpaid principal balance. The Company’s future expected realizable cash flows are the cash payments of the remaining unpaid principal balance whether paid by the borrower or reimbursed through a claim filed with the U.S. Department of Housing and Urban Development (“HUD”) HUD. The Company considers the fair value of these assets and liabilities to fall into the Level Two bucket in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets and liabilities life.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

The following table summarizes the Company’s financial assets measured at fair value on a nonrecurring basis at September 30, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Real estate owned	—	—	757	757
Ginnie Mae loans subject to repurchase rights	—	1,175,589	—	1,175,589
Total assets at fair value	$—	$1,175,589	$757	$1,176,346
Liabilities:
Ginnie Mae loans subject to repurchase rights	—	1,176,768	—	1,176,768
Total liabilities at fair value	$—	$1,176,768	$—	$1,176,768

The following table summarizes the Company’s financial assets measured at fair value on a nonrecurring basis at December 31, 2019:

Description	Level 1	Level 2	Level 3	Total
Assets:
Real estate owned	—	—	852	852
Ginnie Mae loans subject to repurchase right	—	404,344	—	404,344
Total assets at fair value	$—	$404,344	$852	$405,196
Liabilities:
Ginnie Mae loans subject to repurchase right	—	412,490	—	412,490
Total liabilities at fair value	$—	$412,490	$—	$412,490

The table below presents a reconciliation of Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis for the three and nine months ended September 30, 2020 and 2019:

	IRLCs	Contingent Liabilities	Real Estate Owned
Balance at June 30, 2020	$141,629	$22,952	$552
Net transfers and revaluation gains	44,387	—	—
Payments	—	(8,742)	—
Additions	—	—	157
Proceeds	—	—	(1)
Valuation adjustments	—	7,880	49
Balance at September 30, 2020	$186,016	$22,090	$757

Balance at December 31, 2019	$19,922	$8,073	$852
Net transfers and revaluation gains	166,094	—	—
Payments	—	(13,888)	—
Additions	—	—	954
Proceeds	—	—	(1,096)
Valuation adjustments	—	27,905	47
Balance at September 30, 2020	$186,016	$22,090	$757

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

	IRLCs	Contingent Liabilities	Real Estate Owned
Balance at June 30, 2019	$24,756	$9,548	$833
Net transfers and revaluation gains	9,226	—	—
Payments	—	(2,620)	—
Additions	—	—	284
Proceeds	—	—	(761)
Valuation adjustments	—	4,223	477
Balance at September 30, 2019	$33,982	$11,151	$833

Balance at December 31, 2018	$12,541	$5,106	$3,314
Net transfers and revaluation gains	21,441	—	—
Payments	—	(2,967)	—
Additions	—	1,735	2,926
Proceeds	—	—	(4,435)
Valuation adjustments	—	7,277	(972)
Balance at September 30, 2019	$33,982	$11,151	$833

Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three and nine months ended September 30, 2020 and 2019.

Fair Value Option

The following is the estimated fair value and unpaid principal balance of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at September 30, 2020	$2,239,150	$2,166,148	$73,002
Balance at December 31, 2019	$1,504,842	$1,485,460	$19,382

(1)	Represents the amount of gains included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.

3. Accounts and Interest Receivable

Accounts and interest receivable consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Trust advances	$13,967	$17,622
Foreclosure advances, net	6,030	7,348
Receivables related to loan sales	5,055	5,771
Other	4,855	3,870
Total accounts and interest receivable	$29,907	$34,611

Management has established a foreclosure reserve for estimated uncollectable balances of the foreclosure and trust advances. Management believes that substantially all other accounts and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

The activity of the foreclosure loss reserve was as follows for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
Balance - beginning of period	$8,342	$6,640
Utilization of foreclosure reserve	(975)	(654)
Provision for foreclosure losses	547	1,497
Balance - end of period	$7,914	$7,483

	For the nine months ended September 30,
	2020	2019
Balance - beginning of year	$7,869	$7,884
Utilization of foreclosure reserve	(2,362)	(2,672)
Provision for foreclosure losses	2,407	2,271
Balance - end of period	$7,914	$7,483

4. Other Assets

Other assets consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Prepaid expenses	$16,709	$11,274
Company owned life insurance	25,685	21,908
Property and equipment, net	12,125	9,835
Income tax receivable	—	1,015
Due from affiliates	2,635	2,600
Real estate owned	1,936	8,998
Trading securities	$63	93
Total other assets	$59,153	$55,723

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Computer equipment	$22,791	$22,546
Furniture and equipment	18,152	16,404
Leasehold improvements	7,797	5,395
Internal-use software	3,858	3,476
Internal-use software in production	2,848	1,155
Property and equipment, gross	55,446	48,976
Accumulated depreciation	(43,321)	(39,141)
Property and equipment, net	$12,125	$9,835

Depreciation and amortization expense for fixed assets was $1.5 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively and $4.7 and $5.6 million for the nine months ended September 30, 2020 and 2019, respectively.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

5. Derivative Financial Instruments

The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. The Company’s derivative instruments are not designated as hedging instruments, and therefore, changes in fair value are recorded in current period earnings. Hedging gains and losses are included in loan origination fees and gain on sale, net in the Condensed Consolidated Statements of Income (Loss).

Net hedging gains were as follows for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
Hedging gains	61,969	18,437

	For the nine months ended September 30,
	2020	2019
Hedging gains	160,167	26,628

Notional and Fair Value

The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at September 30, 2020 and December 31, 2019:

	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2020
IRLCs	$6,370,618	$186,016	$—
Forward commitments	$6,531,047	$—	$10,790
Balance at December 31, 2019
IRLCs	$1,524,540	$19,922	$—
Forward commitments	$1,961,733	$—	$4,863

The Company had an additional $855.2 million and $427.7 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting unpaid principal balance (“UPB”) amounts allocated to them, at September 30, 2020 and December 31, 2019, respectively. The Company also had $454.2 million and $376.5 million in closed hedge instruments not yet settled at September 30, 2020 and December 31, 2019, respectively. See Note 2 for fair value disclosure of the derivative instruments.

The following table presents the quantitative information about IRLCs and the fair value measurements as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Unobservable Input	Range (Weighted Average)
Loan funding probability ("pull-through")	0% - 100% (88.1%)	0% - 100% (89.4%)

Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Condensed Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and nine months ended September 30, 2020 and 2019.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

6. Mortgage Servicing Rights

MSRs are recognized as assets on the Condensed Consolidated Balance Sheet when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. To determine the fair value of the servicing right when created, the Company uses a valuation model that calculates the present value of future cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds, and default rates.

The activity of mortgage servicing rights was as follows for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
Balance - beginning of period	$336,687	$399,535
MSRs originated	96,510	61,416
Changes in fair value
Due to collection/realization of cash flows	(31,540)	(27,907)
Due to changes in valuation model inputs or assumptions	(9,466)	(63,061)
Balance - end of period	$392,191	$369,983

	For the nine months ended September 30,
	2020	2019
Balance - beginning of year	$418,402	$511,852
MSRs originated	219,605	109,321
Changes in fair value
Due to collection/realization of cash flows	(85,270)	(57,395)
Due to changes in valuation model inputs or assumptions	(160,546)	(193,795)
Balance - end of period	$392,191	$369,983

The following table presents a summary of the weighted average discount rate and prepayment speed assumptions used to determine the fair value of MSRs as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Unobservable Input	Range (Weighted Average)
Discount rate	9.2% - 15.5% (10.1%)	9.2% - 15.5% (10.2%)
Prepayment rate	9.0% - 34.6% (20.6%)	8.9% - 30.0% (17.3%)

At September 30, 2020 and December 31, 2019, the MSRs had a weighted average life of approximately 4.6 and 4.9 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.

Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
Servicing fees from servicing portfolio	$38,994	$35,392
Late fees	1,193	1,715
Other ancillary servicing revenue	(28)	(567)
Total loan servicing and other fees	$40,159	$36,540

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

	For the nine months ended September 30,
	2020	2019
Servicing fees from servicing portfolio	$113,172	$101,501
Late fees	3,828	4,578
Other ancillary servicing revenue	(531)	(1,102)
Total loan servicing and other fees	$116,469	$104,977

At September 30, 2020 and December 31, 2019, the unpaid principal balance of mortgage loans serviced totaled $57.4 billion and $50.6 billion, respectively. Conforming conventional loans serviced by the Company are sold to Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by FHA or partially guaranteed against loss by the Department of Veterans Affairs (“VA”).

The key assumptions used to estimate the fair value of MSRs are prepayment speeds and the discount rate. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore, the estimated life of the MSRs and related cash flows decrease. Decreases in prepayment speeds generally have a positive effect on the value of MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease and therefore, the estimated life of the MSRs and related cash flows increase. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties.

The following table illustrates the impact of adverse changes on the discount rate and prepayment speeds at two different data points at September 30, 2020 and December 31, 2019, respectively:

	Discount Rates		Prepayment Speeds
	10% Adverse	20% Adverse	10% Adverse	20% Adverse
	Change	Change	Change	Change
September 30, 2020
Mortgage servicing rights	$(16,677)	$(27,696)	$(32,799)	$(58,291)
December 31, 2019
Mortgage servicing rights	$(23,682)	$(35,701)	$(31,329)	$(49,031)

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

7. Mortgage Loans Held for Sale

The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is as follows for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
Balance at the beginning of period	$1,982,521	$1,333,733
Disbursements of MLHS	10,041,907	7,129,890
Proceeds from sales of MLHS	(10,233,141)	(6,959,125)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	438,871	209,630
Increase in fair value of mortgage loans held for sale	8,992	(129)
Balance at the end of period	$2,239,150	$1,713,999

	For the nine months ended September 30,
	2020	2019
Balance at the beginning of year	$1,504,842	$966,171
Disbursements of MLHS	24,657,750	15,696,586
Proceeds from sales of MLHS	(24,873,813)	(15,425,424)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	897,467	467,573
Increase in fair value of mortgage loans held for sale	52,904	9,093
Balance at the end of period	$2,239,150	$1,713,999

At September 30, 2020, mortgage loans held for sale included unpaid principal balances of the underlying loans of $2.2 billion and had a fair value of $2.2 billion. At December 31, 2019, mortgage loans held for sale included unpaid principal balances of the underlying loans of $1.5 billion and had a fair value of $1.5 billion.

8. Investor Reserves

The Company’s estimate of the investor reserves consider the current macro-economic environment and recent repurchase trends; however, if the Company experiences a prolonged period of higher repurchase and indemnification activity, then the realized losses from loan repurchases and indemnifications may ultimately be in excess of the liability. The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less any loans that have already been paid in full by the mortgagee, that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make-whole, or that have been repurchased. Additionally, the Company may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

The activity of the investor reserves was as follows for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
Balance - beginning of period	$23,886	$14,034
Utilization of reserve for loan losses	(3,601)	(1,405)
Provision (received by) charged to operations	(1,044)	3,150
Balance - end of period	$19,241	$15,779

	For the nine months ended September 30,
	2020	2019
Balance - beginning of year	$16,521	$14,312
Utilization of reserve for loan losses	(7,289)	(5,338)
Provision charged to operations	10,009	6,805
Balance - end of period	$19,241	$15,779

9. Warehouse Lines of Credit

Warehouse lines of credit consisted of the following at September 30, 2020 and December 31, 2019. Changes subsequent to September 30, 2020 have been described in the notes referenced with the below table.

	Maturity	September 30, 2020	December 31, 2019
$800 million master repurchase facility agreement (1)	January 2021	$499,216	$456,225
$250 million master repurchase facility agreement (2)	August 2021	146,259	80,965
$700 million master repurchase facility agreement (3)	February 2021	485,152	282,579
$200 million master repurchase facility agreement (4)	June 2021	150,034	136,699
$299 million master repurchase facility agreement (5)	September 2021	108,842	148,149
$500 million master repurchase facility agreement (6)	July 2021	349,308	190,221
$200 million master repurchase facility agreement (7)	April 2021	147,889	—
$75 million master repurchase facility agreement (8)	February 2024	27,996	9,569
		1,914,696	1,304,407
Prepaid commitment fees		(2,435)	(1,220)
Net warehouse lines of credit		$1,912,261	$1,303,187

(1)	The variable interest rate is calculated using a base rate tied to LIBOR, the Eurodollar, or an alternative base rate, plus the applicable interest rate margin.
(2)	The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $0.75 million.
(3)	The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin.
(4)	The variable interest rate is calculated using a base rate plus LIBOR, with a floor of 1.525%. This line of credit requires a minimum deposit of $1.1 million.
(5)

The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This line of credit was amended subsequent to September 30, 2020, decreasing the borrowing capacity to $299.0 million and extending the maturity to September 2021.

(6)	The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin.
(7)	The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin with a floor of 1.75%.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

(8)

The interest rate on this facility is 3.375%. This facility was opened in 2019 and is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to 4 years.

The weighted average interest rate for warehouse lines of credit was 2.59% and 4.04% at September 30, 2020 and December 31, 2019, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company intends to renew existing warehouse lines prior to expiration. If those lines are not renewed or replaced, that could have a negative impact on the Company’s ability to continue funding new mortgage loans. The Company had cash balances of $156.2 million and $68.2 million in its warehouse buy down accounts as offsets to certain lines of credit at September 30, 2020 and December 31, 2019, respectively.

The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum current ratio, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At September 30, 2020 and December 31, 2019, management believes the Company was in compliance with all debt covenants.

The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (ASAP). The Company can elect to assign FNMA MBS trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of September 30, 2020 and December 31, 2019.

10. Notes Payable

Revolving notes:

In January 2014, the Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate plus the applicable margin, with a floor of 4.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 70% of the available facility. In June 2020, the Company amended and restated the agreement and the revolving note was increased to a maximum committed amount of $135.0 million. The agreement also allows for the Company to increase the committed amount up to $200.0 million. The revolving note is currently scheduled to expire in June 2022. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2020 and December 31, 2019, the Company had $85.0 million and $90.0 million, respectively, in outstanding borrowings on this credit facility.

In July 2017, the Company entered into an agreement for a revolving note of up to $25.0 million from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. In July 2018, the Company amended the agreement to increase the revolving note up to $50.0 million. In July 2020, the Company amended the agreement by extending the expiration date to July 2021 and increasing the revolving note up to $65.0 million. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate plus the applicable margin. The revolving note also has an unused facility fee on the average unused balance, which is also paid monthly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2020 and December 31, 2019, the Company had $38.0 million and $50.0 million, respectively, in outstanding borrowings on this credit facility.

Term note:

In January 2014, the Company entered into a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. In September 2019, the term note was amended and restated, at which time there was an outstanding amount of $78.0 million. The outstanding amount of $78.0 million was rolled into a new term note with a commitment of $100.0 million. The note allows for the committed amount to be increased to a maximum of $150.0 million. The Company was able to draw on the committed amount through September 2020 and the note matures on September 30, 2022. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of September 30, 2020 are due quarterly beginning October 1, 2020, with the remaining principal balance due upon maturity. The term note also has an unused facility fee equal to 0.375% of the average daily unadvanced amount, which is the difference between the committed amount and the amount outstanding. This fee is paid quarterly. At September 30, 2020 and December 31, 2019, the Company had an outstanding balance of $85.0 million and $78.0 million, respectively, on this facility.

The minimum calendar year payments and maturities of the Company’s term note was as follows at September 30, 2020:

2020	$4,250
2021	17,000
2022	63,750
Total	$85,000

Subsequent to September 30, 2020 the Company paid $4.3 million on the term loan.

11. Commitments and Contingencies

Commitments to Extend Credit

The Company enters into interest rate lock commitments with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at September 30, 2020 and December 31, 2019 were approximately $6.4 billion and $1.5 billion, respectively.

The Company manages the interest rate price risk associated with its outstanding interest rate lock commitments and mortgage loans held for sale by entering into derivative loan instruments, such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at September 30, 2020 and December 31, 2019, were approximately $6.5 billion and $2.0 billion, respectively.

Leases

The Company leases office space and equipment under noncancelable and cancelable operating agreements expiring at various dates through 2030. Rent expense amounted to $7.9 million and $7.3 million for the three months ended September 30, 2020 and 2019, respectively, and $22.1 million and $22.2 million for the nine months ended September 30, 2020 and 2019, respectively.  Rent expense is included within occupancy, equipment and communication expense in the Condensed Consolidated Statements of Income.

Future minimum rental payments under the noncancelable operating leases were as follows at September 30, 2020:

2020	$7,361
2021	25,494
2022	19,821
2023	15,198
2024	11,005
Thereafter	35,574
$114,453

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

Legal

The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the condensed consolidated financial position or results of operations of the Company.

U.S. ex rel. Dougherty v. Guild Mortgage Company, No. 16-cv-02909 (S.D. Cal.)

On May 18, 2016, the U.S. Department of Justice (“DOJ”), on behalf of HUD (together, the “government”), filed a Complaint-in-Intervention (“Intervention Complaint”) in a pending qui tam action against the Company under the False Claims Act (“FCA”), 31 U.S.C. §§ 3729-3733. The Intervention Complaint, filed in the U.S. District Court for the District of Columbia, alleges FCA violations in connection with the underwriting and origination of certain residential mortgage loans that the Company endorsed for Federal Housing Administration (“FHA”) insurance. The Intervention Complaint alleges violations of Sections 3729 (a)(l)(A) and (B) of the FCA, breach of common law fiduciary duty, and breach of contract. The government’s claims arise from the Company’s origination of residential mortgage loans, which the Company subsequently endorsed for FHA insurance between January 1, 2006, and December 31, 2011. The Company believes the FCA and common law claims are without merit.

On August 10, 2016, the Company filed motions to dismiss the government’s Intervention Complaint and the Relator’s Third Amended Complaint. In March 2018, the Court stayed the case pending the Ninth Circuit’s determination of the appeal in Rose v Stephens Institute (No. 17-15111). On August 24, 2018, the ruling in the Rose case was issued and the Court lifted its self-imposed stay. On March 4, 2019, the government filed an amended complaint which Guild responded to on March 22, 2019 reasserting that the claims were without merit. Guild’s motion to dismiss was denied by the court in September 2019. Discovery began in December 2019.

On October 20, 2020, a settlement agreement with respect to this lawsuit was executed and, pursuant to the terms of the settlement agreement, the Company agreed to make a cash payment in the aggregate amount of $24.9 million to the U.S. Department of Justice and the U.S. Department of Housing and Urban Development, of which approximately $2.0 million was covered by the Company’s insurance. As of and for the three and nine month periods ended September 30, 2020, the Company has accrued $22.9 million associated with the settlement within accounts payable and accrued expenses and as a reduction to loan origination fees and gain on sale of loans, net. The Company paid the amount in full during October 2020.

12. Related Party Transactions

In November 2014, one of the Company’s executives retired. Other executives had the option and executed their right to purchase the retiring executive’s units in Guild Management, LLC, an indirect parent company of the Company. The purchase was funded by the Company and in return, the Company received a note receivable from Guild Management, LLC for approximately $2.5 million. The note is due in 2024 and is included within Other Assets on the Condensed Consolidated Balance Sheets. Subsequent to September 30, 2020 this note was paid in full by Guild Management, LLC.

In April 2017, Guild Mortgage Company, LLC, the Company’s parent company, sold units to Guild Management III, LLC for $2.3 million in consideration of which $1.2 million was advanced by the Company in exchange for notes receivable from its members. These members fully paid back the notes and accrued interest during 2019.

On January 1, 2019, one of the Company’s executives retired, which triggered a repurchase of the executive’s equity in Guild Management, LLC, and a payout of deferred compensation. The Company’s parent company, Guild Mortgage Company, LLC, sold 13.7038 shares of the Company to the executive in exchange for the executive’s equity in Guild Mortgage Company, LLC. The executive in turn sold the acquired Company’s shares back to the Company in exchange for a promissory note of $8.0 million, which is to be paid over 16 quarters. For the three months ended September 30, 2020 and 2019, the Company made payments of $1.0 million and $0.5 million, respectively, to the executive. For the nine months ended September 30, 2020 and 2019 the company made payments of $1.5 and $0.9 million, respectively, to the executive. In connection with the executive’s retirement, the Company made a one-time payment of $2.0 million to the executive in connection with her participation in the deferred compensation plans.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

13. Minimum Net Worth Requirements

Certain secondary market investors and state regulators require the Company to maintain minimum net worth and capital requirements. To the extent that these requirements are not met, secondary market investors and/or the state regulators may utilize a range of remedies including sanctions, and/or suspension or termination of selling and servicing agreements, which may prohibit the Company from originating, securitizing or servicing these specific types of mortgage loans.

The Company is subject to the following minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers.

Minimum Net Worth

The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:

•	Base of $2,500 plus 25 basis points of outstanding UPB for total loans serviced.
•	Adjusted/Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

The minimum net worth requirement for Ginnie Mae is defined as follows:

•	Base of $2,500 plus 35 basis points of the issuer’s total single-family effective outstanding obligations.
•

Adjusted/Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets. Effective for fiscal year 2020, under the Ginnie Mae MBS Guide, the issuers will no longer be permitted to include deferred tax assets when computing minimum net worth requirements.

Minimum Capital Ratio

•	For Fannie Mae, Freddie Mac and Ginnie Mae the Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

Minimum Liquidity

The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:

•	3.5 basis points of total Agency servicing.
•	Incremental 200 basis points of total nonperforming Agency, measured as 90 plus day delinquencies, servicing in excess of 6% of the total Agency servicing UPB.
•

Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

The minimum liquidity requirement for Ginnie Mae is defined as follows:

•	Maintain liquid assets equal to the greater of $1,000 or 10 basis points of our outstanding single-family MBS.

The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $73,118 as of December 31, 2019. As of December 31, 2019, the Company was in compliance with this requirement.

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

14. Segments

ASC 280, Segment Reporting, establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments — Loan Origination and Servicing.

Origination — The Company operates its loan origination business in approximately forty-eight states. Its licensed sales professionals and support staff cultivate deep relationships with referral partners and clients and provide a customized approach to the loan transaction whether it is a purchase or refinance. The originations segment is primarily responsible for loan origination, acquisition and sale activities.

Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of December 31, 2019 the Company serviced at least one loan in forty-eight different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build long standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.

The Company does not allocate assets to its reportable segments as they are not included in the review performed by the Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting. The Company also does not allocate certain corporate expenses, which are represented by All Other in the tables below.

The following table presents the financial performance and results by segment for the three months ended September 30, 2020:

	Production	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$563,162	$1,847	$565,009	$—	$565,009
Loan servicing and other fees	—	40,159	40,159	—	40,159
Valuation adjustment of mortgage servicing rights	—	(41,006)	(41,006)	—	(41,006)
Interest income (expense)	3,864	(2,386)	1,478	(2,061)	(583)
Other income (expense)	7	—	7	(42)	(35)
Net revenue	567,033	(1,386)	565,647	(2,103)	563,544
Expenses
Salaries, incentive compensation and benefits	244,787	5,013	249,800	23,760	273,560
General and administrative	22,432	3,060	25,492	1,779	27,271
Occupancy, equipment and communication	10,721	1,581	12,302	2,015	14,317
Depreciation and amortization	1,165	115	1,280	260	1,540
Provision for foreclosure losses	—	547	547	—	547
Income tax expense	—	—	—	64,223	64,223
Net income (loss) allocated to segments	$287,928	$(11,702)	$276,226	$(94,140)	$182,086

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

The following table presents the financial performance and results by segment for the three months ended September 30, 2019:

	Production	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$269,382	$711	$270,093	$—	$270,093
Loan servicing and other fees	—	36,540	36,540	—	36,540
Valuation adjustment of mortgage servicing rights	—	(90,968)	(90,968)	—	(90,968)
Interest income (expense)	2,303	1,697	4,000	(1,892)	2,108
Other income	12	—	12	(7)	5
Net revenue	271,697	(52,020)	219,677	(1,899)	217,778
Expenses
Salaries, incentive compensation and benefits	166,909	3,857	170,766	5,950	176,716
General and administrative	14,527	2,171	16,698	1,799	18,497
Occupancy, equipment and communication	10,988	1,133	12,121	1,300	13,421
Depreciation and amortization	1,588	77	1,665	147	1,812
Provision for foreclosure losses	—	1,497	1,497	—	1,497
Income tax benefit	—	—	—	(2,661)	(2,661)
Net income (loss) allocated to segments	$77,685	$(60,755)	$16,930	$(8,434)	$8,496

The following table presents the financial performance and results by segment for the nine months ended September 30, 2020:

	Production	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$1,293,621	$4,681	$1,298,302	$—	$1,298,302
Loan servicing and other fees	—	116,469	116,469	—	116,469
Valuation adjustment of mortgage servicing rights	—	(245,816)	(245,816)	—	(245,816)
Interest income (expense)	10,274	(4,997)	5,277	(6,352)	(1,075)
Other income	32	—	32	(71)	(39)
Net revenue	1,303,927	(129,663)	1,174,264	(6,423)	1,167,841
Expenses
Salaries, incentive compensation and benefits	594,830	14,230	609,060	41,398	650,458
General and administrative	59,579	10,033	69,612	5,851	75,463
Occupancy, equipment and communication	34,876	2,796	37,672	3,600	41,272
Depreciation and amortization	3,766	329	4,095	591	4,686
Provision for foreclosure losses	—	2,407	2,407	—	2,407
Income tax expense	—	—	—	100,688	100,688
Net income (loss) allocated to segments	$610,876	$(159,458)	$451,418	$(158,551)	$292,867

GUILD MORTGAGE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

The following table presents the financial performance and results by segment for the nine months ended September 30, 2019:

	Production	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$594,864	$2,732	$597,596	$—	$597,596
Loan servicing and other fees	—	104,977	104,977	—	104,977
Valuation adjustment of mortgage servicing rights	—	(251,190)	(251,190)	—	(251,190)
Interest income (expense)	9,107	1,690	10,797	(6,495)	4,302
Other income	37	—	37	1,149	1,186
Net revenue	604,008	(141,791)	462,217	(5,346)	456,871
Expenses
Salaries, incentive compensation and benefits	397,594	11,300	408,894	9,138	418,032
General and administrative	34,805	7,249	42,054	5,067	47,121
Occupancy, equipment and communication	35,033	2,006	37,039	3,324	40,363
Depreciation and amortization	4,923	231	5,154	482	5,636
Provision for foreclosure losses	—	2,271	2,271	—	2,271
Income tax benefit	—	—	—	(18,050)	(18,050)
Net income (loss) allocated to segments	$131,653	$(164,848)	$(33,195)	$(5,307)	$(38,502)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”).

Basis of Presentation

Guild Mortgage Company, a California corporation, was our operating company prior to our initial public offering (the “IPO”) and became a wholly-owned subsidiary of Guild Holdings Company, a Delaware corporation, in connection with a series of reorganization transactions consummated in connection with the IPO.  Prior to the consummation of the reorganization transactions and in reference to events which took place prior to the consummation of the reorganization transactions, unless the context requires otherwise, the words “Guild,” “we,” the “Company,” “us,” and “our” refer to Guild Mortgage Company and its consolidated subsidiaries.  Subsequent to the consummation of the reorganization transactions and in reference to events which have taken place subsequent to the consummation of the reorganization transactions, unless the context requires otherwise, the words “Guild,” “we,” the “Company,” “us,” and “our” refer to Guild Holdings Company and its consolidated subsidiaries.

Data in this Form 10-Q as of and for the three- and nine-month periods ended September 30, 2020 and 2019 have been derived from Guild Mortgage Company’s unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Business and Executive Overview

We started our business in 1960 and are among the longest-operating seller servicers in the United States. We are a growth-oriented mortgage company that employs a relationship-based loan sourcing strategy to execute our mission of delivering the promise of home ownership in neighborhoods and communities across the United States. Our business model is centered on providing a personalized mortgage-borrowing experience that is delivered by our knowledgeable loan officers and supported by our diverse product offerings. Throughout these individualized interactions, we work to earn our clients’ trust and confidence as a financial partner that can help them find their way through life’s changes and build for the future.

Recent Developments

On October 21, 2020, we completed an initial public offering (the "IPO"). For a complete description of this transaction and other subsequent events, see Note 1, Business, Basis of Presentation, and Accounting Policies to the consolidated financial statements included elsewhere in this Form 10-Q.

COVID-19 Pandemic

Business Operations and Liquidity

We continue to closely monitor the economic impact resulting from the COVID-19 pandemic. Although we experienced record origination volume and increased gain on sale margins in our origination segment during the nine months ended September 30, 2020, the COVID-19 pandemic has had a negative impact on the financial results of our servicing segment. The federal government enacted the CARES Act, which allows borrowers with federally backed loans to request a temporary mortgage forbearance. As a result of the CARES Act forbearance requirements, we have recorded, and expect to record, additional increases in delinquencies in our servicing portfolio. As of September 30, 2020, the 60-plus day delinquency rate on our servicing portfolio was 3.6%, compared to a 60-plus day delinquency rate of 1.5% as of February 28, 2020. Excluding loans which have elected the forbearance option, the 60-plus day delinquency rate was 1.3% as of September 30, 2020.  This increased delinquency rate on our servicing portfolio may require us to finance substantial amounts of advances of principal and interest, property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. These advances and payments, coupled with increased servicing costs and lower servicing revenue, have negatively affected and will continue to negatively affect our cash position. Additionally, we are currently prohibited from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings. As a result, we expect the effects of the CARES Act forbearance requirements to reduce our servicing income and increase our servicing expenses. If the CARES Act expires without being renewed, this could negatively affect our cash position, servicing income, and servicing expenses.

As of October 31, 2020, approximately 3.6% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 5.7%, as reported by the Mortgage Bankers Association and, as of September 30, 2020, approximately 4.3% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 6.8%, as reported by the Mortgage Bankers Association. Of the 3.6% of the loans in our servicing portfolio that had elected forbearance as of October 31, 2020, approximately 13.8% remained current on their October payments and, of the 4.3% of the loans in our servicing portfolio that had elected forbearance as of September 30, 2020, approximately 25.6% remained current on their September payments. We believe our portfolio has performed better than the industry average because of our in-house servicing capabilities and timely response to the

COVID-19 pandemic and that our performance is a testament to the strength of our client relationships. Our in-house servicing team and local loan officers continue to work with our clients to understand forbearance plans and determine the best paths forward for their unique circumstances. By maintaining relationships with our clients throughout the loan lifecycle, and supporting our clients during times of uncertainty, we believe this strategy positions ourselves to capture future business.

Servicing Portfolio Forbearance

(as of period end)

Source: Mortgage Bankers Association

Executive Summary of Results of Operations for Periods Presented

Three and Nine Months Ended September 30, 2020 Summary

For the three months ended September 30, 2020, we originated $10.0 billion of mortgage loans compared to $7.1 billion for the three months ended September 30, 2019, representing an increase of $2.9 billion or 41.0%. For the nine months ended September 30, 2020, we originated $24.6 billion of mortgage loans compared to $15.7 billion for the nine months ended September 30, 2019, representing a 57.0% increase. Our servicing portfolio as of September 30, 2020 was $56.4 billion of unpaid principal balance (“UPB”) compared to $48.9 billion of UPB as of September 30, 2019, with the average size of the portfolio increasing 13.4% over that time. We generated $182.1 million of net income for the three months ended September 30, 2020 compared to $8.5 million for the three months ended September 30, 2019, and $292.9 million for the nine months ended September 30, 2020 compared to $38.5 million of net loss for the nine months ended September 30, 2019. We generated $195.0 million of Adjusted Net Income for the three months ended September 30, 2020 compared to $58.6 million for the three months ended September 30, 2019, representing a 232.6% increase, and we generated $267.3 million of Adjusted EBITDA for the three months ended September 30, 2020 compared to $77.1 million for the three months ended September 30, 2019, representing a 246.5% increase. We generated $433.3 million of Adjusted Net Income for the nine months ended September 30, 2020 compared to $111.3 million for the nine months ended September 30, 2019, representing a 289.3% increase, and we generated $593.0 million of Adjusted EBITDA for the nine months ended September 30, 2020 compared to $157.0 million for the nine months ended September 30, 2019, representing a 277.8% increase.  Please see “—Non-GAAP Financial Measures” for further information regarding our use of Adjusted Net Income and Adjusted EBITDA, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income (loss), the nearest comparable financial measure calculated and presented in accordance with GAAP.

The above-described increases in net income, Adjusted Net Income and Adjusted EBITDA were primarily due to increases in loan origination fees and gain on sale of loans, net of $294.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and $700.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The increases in loan origination fees and gain on sale of loans, net were driven by the increases in origination volume described above, as well as increases in gain on sale margins on originated loans.  Gain on sale margins on originated loans increased 183 basis points or 48.3% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and 147 basis points or 38.6% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Our increased origination volume also resulted in increases in variable salaries, incentive compensation and benefits expense of $96.8 million or 54.8% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and $232.4 million or 55.6% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The increases in net income for the three months and nine months ended September 30, 2020 were offset by losses of $41.0 million and $245.8 million, respectively, due to decreases in the fair value of our mortgage servicing rights (“MSRs”) resulting from the valuation model impact of decreases in projected duration of cash flow collections during the period. For the three months and nine months ended September 30, 2019, we recognized losses of $91.0 million and $251.2 million, respectively, due to decreases in the fair value of MSRs.  According to the Mortgage Finance Forecast from the Mortgage Bankers Association (the “MBA Mortgage Finance Forecast”), average 30-year mortgage rates declined by 70 basis points from September 30, 2019 to September 30, 2020. Average 30-year mortgage rates also declined by 70 basis points from December 31, 2019 to September 30, 2020.  A decline of this nature generally results in higher prepayment speeds and a subsequent downward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio. However, when rates decline, our origination volume generally increases as refinance opportunities increase.

Management believes that maintaining both an origination segment and a servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, compared to other industry participants that predominately focus on either origination or servicing, instead of both. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. During the nine months ended September 30, 2020, we had a 26% purchase recapture rate, a 66% refinance recapture rate and a 60% overall recapture rate, compared to 25%, 65% and 55%, respectively, for the nine months ended September 30, 2019. Recapture rate is calculated as the total UPB of our clients that originated a new mortgage with us in a given period, divided by the total UPB of our clients that paid off their existing mortgage and originated a new mortgage in the same period.  Purchase recapture is calculated based on those clients who originate a new mortgage for the purchase of a home, and refinance recapture is calculated based on those clients who originate a new mortgage to refinance an existing mortgage. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons.

Description of Certain Components of Financial Data

The primary components of our revenue and expenses are described below.

Our Components of Revenue

Loan origination fees and gain on sale of loans, net — This represents all income recognized from the time when a loan is originated until the time when a loan is subsequently sold to an investor and includes cash and non-cash components. Each component is described below:

•

Gain (loss) on sale of loans — Net proceeds from the difference between the quoted loan price committed to the client and the price received from the investor at loan sale, net of miscellaneous investor fees charged.

•

Origination fees — Fees collected from the client, which typically include processing, underwriting, funding, credit report, tax service, flood certification and appraisal fees, net of any associated third-party costs.

•

The fair value of the MSRs at time of sale — After a loan is sold to an investor, we record the value of the MSR at fair value. Fair value is estimated based on the present value of future cash flows. We utilize a third-party valuation service to determine this estimated value based on variables such as contractual servicing fees, ancillary fees, the cost to service, discount rate and estimated prepayment speeds.

•

Changes in the fair value of IRLC and MLHS — When the client accepts an interest rate lock, we record the estimated fair value of the loan. We also evaluate several factors to determine the likelihood of the loan closing and discount the value of any IRLCs we consider to have a lower probability of closing. The probability of the loan ultimately closing changes as the stage of the loan progresses from application to underwriting submission, loan approval and funding. Loans that close and are held for sale are commonly referred to as mortgage loans held for sale or “MLHS.” MLHS are also recorded at fair value. We typically determine the fair value of our MLHS based on investor committed pricing; however, we determine the fair value of any MLHS that is not allocated to a commitment based on current delivery trade prices.

•

Changes in the fair value of forward delivery commitments — We enter into forward delivery commitments to hedge against changes in the interest rates associated with our IRLCs and MLHS. Our hedging policies are set by our risk management function and are monitored daily. Typically, when the fair value of an IRLC or MLHS increases, the fair value of any related forward contract decreases.

•

Investor reserve provision — At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. We estimate the potential for these losses based on our recent and historical loan repurchase and indemnification experience and our success rate on appeals. We also screen market conditions for any indications of a rise in delinquency rates, which may result in a heightened exposure to loss.

•

Early pay-off fees – The amount of gain on sale premium received from the investors who purchase our loans that we must return to those investors when loads sold to them are repaid before a specified point in time.

Loan servicing and other fees — Loan servicing and other fees consist of:

•

Loan servicing income — This represents the contractual fees that Guild earns by servicing loans for various investors. Fees are calculated based on a percentage of the outstanding principal balance and are recognized into revenue as related payments are received.

•	Other ancillary fees — We may also collect other ancillary fees from the client, such as late fees and nonsufficient funds fees.
•	Impound interest — We are required to pay interest to our clients annually based on the average escrow account balances that we hold in trust for the payment of their property taxes and insurance.

Valuation adjustment of mortgage servicing rights — We have elected to recognize MSRs at fair value. This requires that we periodically reevaluate the valuation of our MSRs following our initial analysis at the time of sale. A third party conducts a monthly valuation of our MSRs, and we record any changes to the fair value of our MSRs that result from changes in valuation model inputs or assumptions and collections of servicing cash flows in accordance with such third-party analysis. Changes in the fair value of our MSRs result in an adjustment to the value of our MSRs. See “Quantitative and Qualitative Disclosure about Market Risk—Fair Value Risk—MSRs” and “Critical Accounting Policies—Mortgage Servicing Rights” for additional information regarding the valuation of our MSRs.

Interest income — Interest income consists primarily of interest earned on MLHS.  Interest income also consists of interest income earnings credits, which represent interest expense reimbursements related to our deposit balance excess earning credits.

Interest expense — Interest expense consists primarily of interest paid on funding and non-funding debt facilities collateralized by our MLHS and MSRs. We define funding debt as all other debt related to operations, such as warehouse lines of credit and our early buyout facility, which we use to repurchase certain delinquent GNMA loans. Non-funding debt includes the note agreements collateralized by our MSRs (our “MSR notes payable”). See “Description of Certain Indebtedness” for further details about our indebtedness. We also record related bank charges and payoff expense as interest expense. Payoff interest expense is equal to the difference between what we collect in interest from our clients and what we remit in interest to the investors who purchase the loans that we originate. In most cases, we are required to remit a full month of interest to those investors, regardless of the date on which the client prepays during the payoff month, resulting in additional interest expense.

Other (expense) income — Other income typically includes dividend and fair value adjustments related to marketable securities that are generally immaterial to our operating results.

Our Components of Expenses

Salaries, incentive compensation and benefits — Salaries, incentive compensation and benefits expense includes all payroll, incentive compensation and employee benefits paid to our employees, as well as expenses incurred in connection with our use of employment and temporary help agencies. Our loan officers are paid incentive compensation based on origination volume, resulting in a variable pay structure that fluctuates.

General and administrative — General and administrative expense primarily includes costs associated with professional services, attendance at conferences and meetings, office expenses, liability insurance, business licenses and other miscellaneous costs.

In addition, within general and administrative expense, we record any adjustments to the fair value of the contingent liabilities related to our completed acquisitions. The purchase and sale agreements with respect to each of the six acquisitions that we have completed provided for contingent future consideration commonly known as “earn-out payments.” These payments are estimated based on the present value of future cash flows during the earn-out period. The earn-out periods for our acquisitions span from three to five years, and the earn-out periods for two of our acquisitions are still ongoing.

Occupancy, equipment and communication — Occupancy, equipment and communication includes expenses related to the commercial office spaces we lease, as well as telephone and internet service and miscellaneous leased equipment used for operations. See “Contractual Obligations” for a summary of future lease obligations.

Depreciation and amortization — We depreciate furniture and equipment on a straight-line basis for a period of up to five years and we record amortization expense related to our leasehold improvements on rented space. That amortization expense is recognized over the shorter of the lease term or the useful life of the asset. We also record costs related to the maintenance of software, which consist of both internal and external costs incurred in connection with software development and testing, as well as any costs associated with the implementation of new software. These costs are amortized over a three-year period.

Provision for foreclosure losses — We may incur a loss on government loans related to unreimbursed interest and costs associated with foreclosure. We reserve for government loans based on historical loss experience as well as for loan-specific issues related to foreclosure.

Income tax (benefit) expense — We are subject to federal and state income tax. We record this expense based on statutory federal and state tax rates, adjusted for permanent book to tax differences. We also evaluate material temporary differences to determine whether any additional adjustments to this expense are required.

Key Performance Indicators

Management reviews several key performance indicators to evaluate our business results, measure our performance and identify trends to inform our business decisions. Summary data for these key performance indicators is listed below. Please refer to the “—Components of Results of Operations” for additional metrics that management reviews in conjunction with the consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and units in thousands)	2020	2019	2020	2019
Origination Data
$ Total in-house origination(1)	$10,046,461	$7,126,420	24,605,336	$15,669,257
# Total in-house origination	36	25	88	58
$ Retail in-house origination	9,790,466	6,884,200	23,977,194	15,149,274
# Retail in-house origination	35	25	85	56
$ Retail brokered origination(2)	13,865	34,934	56,288	104,897
Total origination	10,060,326	7,161,354	24,661,624	15,774,154
Gain-on-sale margin (bps)(3)	562	379	528	381
30-year conventional conforming par rate(4)	3.0%	3.7%	3.0%	3.7%

Servicing Data
UPB (period end)(5)	$56,428,908	$48,911,308	$56,428,908	$48,911,308
Loans serviced (period end)	260	235	260	235
MSR multiple (period end)(6)	2.4	2.6	2.4	2.6
Weighted average coupon	3.8%	4.3%	3.8%	4.3%
Loan payoff(7)	$5,376,681	$3,461,040	$13,600,073	$6,188,396
Loan delinquency rate 60-plus days (period end)	3.6%	1.3%	3.6%	1.3%
Loan delinquency rate 60-plus days, excluding loans in forbearance	1.3%	1.3%	1.3%	1.3%

(1)	Includes retail and correspondent loans and excludes brokered loans.
(2)

Brokered loans are defined as loans we originate in the retail channel that are processed by us, but underwritten and closed by another lender. These loans are typically for products we choose not to offer in house.

(3)

Represents the components of loan origination fees and gain on sale of loans, net described under “—Our Components of Revenue” divided by total in-house origination to derive basis points. Our gain-on-sale margin based on pull-through adjusted lock volume was 489 basis points and 360 basis points for the three months ended September 30, 2020 and September 30, 2019, respectively, and 436 basis points and 340 basis points for the nine months ended September 30, 2020 and September 30, 2019, respectively.  Gain-on-sale margin based on pull-through adjusted lock volume represents the components of loan origination fees and gain on sales of loans, net described under “—Our Components of Revenue” divided by pull-through adjusted lock volume. Pull-through adjusted lock volume is equal to total locked volume multiplied by pull-through rates of 88.14% and 89.65% as of September 30, 2020 and September 30, 2019, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted lock volume, see “—Results of Operations for the Nine Months Ended September 30, 2020 and 2019—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”

(4)	Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(5)	Excludes subserviced portfolio of $1.0 billion and $1.4 billion as of September 30, 2020 and September 30, 2019, respectively.
(6)

Represents a metric used to determine the relative value of our MSRs in relation to our annualized retained servicing fee. It is calculated by dividing (a) the fair market value of our MSRs as of a specified date by (b) the weighted average annualized retained servicing fee for our servicing portfolio as of such date. We exclude purchased MSRs from this calculation because our servicing portfolio consists primarily of originated MSRs and, consequently, purchased MSRs do not have a material impact on our weighted average service fee.

(7)	Represents the gross amount of UPB paid off from our servicing portfolio.

Non-GAAP Financial Measures

To supplement Guild Mortgage Company’s financial statements presented in accordance with GAAP and to provide investors with additional information regarding Guild Mortgage Company’s GAAP financial results, we have presented in this Form 10-Q Adjusted Net Income, Adjusted EBITDA and Adjusted Return on Equity, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.

Adjusted Net Income. We define Adjusted Net Income as earnings before the change in the fair value measurements related to our MSRs and contingent liabilities related to completed acquisitions due to changes in valuation assumptions. The fair value of our MSRs is estimated based on a projection of expected future cash flows and the fair value of our contingent liabilities related to completed acquisitions is estimated based on a projection of expected future earn-out payments. Adjusted Net Income is also adjusted by applying an implied tax effect to these adjustments. The Company excludes the change in the fair value of its MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA because the Company believes this non-cash, non-realized adjustment to net revenue is not indicative of the Company’s operating performance or results of operation but rather reflects changes in model inputs and assumptions (e.g., discount rates and prepayment speed assumptions) that impact the carrying value of the Company’s MSRs from period to period.

Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest (without adjustment for net warehouse interest related to loan fundings and payoff interest related to loan prepayments), taxes, depreciation and amortization exclusive of any change in the fair value measurements of the MSRs due to valuation assumptions and contingent liabilities from business acquisitions. The Company excludes the change in the fair value of its MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA because the Company believes this non-cash, non-realized adjustment to net revenue is not indicative of the Company’s operating performance or results of operation but rather reflects changes in model inputs and assumptions (e.g., discount rates and prepayment speed assumptions) that impact the carrying value of the Company’s MSRs from period to period.

Adjusted Return on Equity. We define Adjusted Return on Equity as Adjusted Net Income as a percentage of average beginning and ending stockholder’s equity during the period. For periods of less than one year, Adjusted Return on Equity is shown on an annualized basis.

We use these non-GAAP financial measures to evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. These non-GAAP financial measures are designed to evaluate operating results exclusive of fair value adjustments that are not indicative of management’s operating performance. Accordingly, we believe that these financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

Our non-GAAP financial measures are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Net Income and Adjusted EBITDA, and return on equity, which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Return on Equity. These limitations include that these non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and may be reflected in the Company’s financial results for the foreseeable future. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

The following tables reconcile Adjusted Net Income and Adjusted EBITDA to net income (loss) and Adjusted Return on Equity to return on equity, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income (loss)	$182,086	$8,496	$292,867	$(38,502)
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	9,466	63,061	160,546	193,795
Change in fair value of contingent liabilities due to acquisitions	7,880	4,223	27,905	7,277
Tax impact of adjustments(1)	(4,423)	(17,157)	(48,055)	(51,273)
Adjusted Net Income	$195,009	$58,623	$433,263	$111,297

(1)	Implied tax rate used is 25.5%.

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three Months ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income (loss)	$182,086	$8,496	$292,867	$(38,502)
Add adjustments:
Interest expense on non-funding debt	2,061	2,194	6,352	6,797
Income tax expense (benefit)	64,223	(2,661)	100,688	(18,050)
Depreciation and amortization	1,540	1,812	4,686	5,636
Change in fair value of MSRs due to model inputs and assumptions	9,466	63,061	160,546	193,795
Change in fair value of contingent liabilities due to acquisitions	7,880	4,223	27,905	7,277
Adjusted EBITDA	$267,256	$77,125	$593,044	$156,953

Adjusted Return on Equity Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except where in percentages)	2020	2019	2020	2019
Numerator: Adjusted Net Income	$195,009	$58,623	$433,263	$111,297
Denominator: Average stockholder’s equity	597,855	377,705	547,465	411,447
Adjusted Return on Equity(1)	130.5%	62.1%	105.5%	36.1%

Return on equity(2)	121.8%	9.0%	71.3%	(12.5)%

(1)	For the three months and nine months ended September 30, 2020 and September 30, 2019, Adjusted Return on Equity is shown on an annualized basis.
(2)	For the three months and nine months ended September 30, 2020 and September 30, 2019, Return on Equity is shown on an annualized basis.

The following table reconciles the valuation adjustment of mortgage servicing rights from the Company’s consolidated statements of income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Valuation adjustment of mortgage servicing rights	$(41,006)	$(90,968)	$(245,816)	$(251,190)
Subtract adjustment:
Change in fair value of MSRs due to collection /realization of cash flows	(31,540)	(27,907)	(85,270)	(57,395)
Change in fair value of MSRs due to model inputs and assumptions	$(9,466)	$(63,061)	$(160,546)	$(193,795)

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Consolidated Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Revenue
Loan origination fees and gain on sale of loans, net	$565,009	$270,093	$1,298,302	$597,596
Loan servicing and other fees	40,159	36,540	116,469	104,977
Valuation adjustment of mortgage servicing rights	(41,006)	(90,968)	(245,816)	(251,190)
Interest income	14,905	18,846	41,854	44,173
Interest expense	(15,488)	(16,738)	(42,929)	(39,871)
Other (expense) income	(35)	5	(39)	1,186
Net revenue	563,544	217,778	1,167,841	456,871
Expenses
Salaries, incentive compensation and benefits	273,560	176,716	650,458	418,032
Occupancy, equipment and communication	14,317	13,421	41,272	40,363
General and administrative	27,271	18,497	75,463	47,121
Provision for foreclosure losses	547	1,497	2,407	2,271
Depreciation and amortization	1,540	1,812	4,686	5,636
Total expense	317,235	211,943	774,286	513,423
Income (loss) before income tax expense (benefit)	246,309	5,835	393,555	(56,552)
Income tax expense (benefit)	64,223	(2,661)	100,688	(18,050)
Net income (loss)	$182,086	$8,496	$292,867	$(38,502)

Net income totaled $182.1 million for the three months ended September 30, 2020 compared to $8.5 million for the three months ended September 30, 2019. This increase was primarily driven by increased revenue from loan origination fees and gain on sale of loans.  Average 30-year mortgage rates declined approximately 70 basis points from September 30, 2019 to September 30, 2020, which led to an increase in refinance activity. Refinance activity represented 50% of origination volume in the U.S. mortgage market during the three months ended September 30, 2020 compared to 38% of origination volume during the three months ended September 30, 2019, according to the MBA Mortgage Finance Forecast. As consumer demand for refinancing increased, our gain on sale margins increased. Our origination volume increased by $2.9 billion or 41.0% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  The increase in loan origination fees and gain on sale of loans, net described above were partially offset by a loss associated with the decrease in the fair value of our MSRs resulting from the valuation model impact of a decrease in projected duration of cash flow collections during the period, as described further below. In a declining mortgage interest rate environment, it is typical for us to experience downward MSR valuation adjustments due to the increased likelihood of prepayments for the loans that still exist in our MSR portfolio. However, when rates decline, originations tend to increase as refinance opportunities increase.

Net income totaled $292.9 million for the nine months ended September 30, 2020 compared to a net loss of $38.5 million for the nine months ended September 30, 2019. This change was primarily driven by increased revenue earned from loan origination fees and gain on sale of loans. Refinance activity represented 55% of origination volume in the U.S. mortgage market during the nine months ended September 30, 2020 compared to 33% of the origination volume during the nine months ended September 30, 2019. Our origination volume increased 57.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Our income from loan servicing and other fees increased by $11.5 million or 10.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These increases in loan origination fees and gain on sale of loans, net and loan servicing and other fees were partially offset by a loss associated with the decrease in the fair value of our MSRs for the reasons described above.

Salaries, incentive compensation and benefits expense increased by $96.8 million or 54.8% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $232.4 million or 55.6% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase in salaries, incentive compensation and benefits expense primarily resulted from increased variable incentive compensation paid to our origination teams and our hiring of additional employees to support the increases in our origination and servicing volume.  General and administrative expense increased by $8.8 million or 47.4% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $28.3 million or 60.1% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  These increases were primarily due to professional fees paid to third party vendors to support the growth in our origination volume during the period and additional legal, accounting, and other costs related to becoming a public company. Additionally, we had upward adjustments to the fair value of the contingent liabilities related to our completed acquisitions.

Revenue

Loan Origination Fees and Gain on Sale of Loans, Net

The table below provides additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Gain on sale of loans	$366,870	$183,383	808,976	422,459
Fair value of originated MSRs	92,012	49,488	206,783	93,931
Fair value adjustment to MLHS and IRLCs	53,551	7,389	220,751	31,926
Changes in fair value of forward commitments	17,581	11,983	(5,928)	6,420
Origination fees	33,951	21,000	77,729	49,665
Provision for investor reserves	1,044	(3,150)	(10,009)	(6,805)
Total loan origination fees and gain on sale of loans, net	$565,009	$270,093	$1,298,302	$597,596

The table below provides additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and units in thousands)	2020	2019	2020	2019
Loan origination volume by type:
Conventional conforming	$7,284,857	$4,102,351	$17,038,290	$8,909,261
Government	2,138,115	2,301,711	5,814,638	4,792,004
State housing	580,677	461,054	1,454,792	1,256,784
Non-agency	42,812	261,304	297,616	711,208
Total in-house originations(1)	$10,046,461	$7,126,420	$24,605,336	$15,669,257
Brokered loans	$13,865	$34,934	$56,288	$104,897
Total originations	$10,060,326	$7,161,354	$24,661,624	$15,774,154
In-house loans closed	36	25	88	58
Average loan amount	279	274	280	270
Purchase	50.0%	57.0%	47.1%	68.6%
Refinance	50.0%	43.0%	52.9%	31.4%
Service retained(2)	93.6%	73.2%	88.5%	65.2%
Service released(3)	6.4%	26.8%	11.5%	34.8%
Gain-on-sale margin (bps)(4)	562	379	528	381
Total locked volume(5)	13,103,537	8,358,522	33,767,604	19,630,574
Pull-through adjusted lock volume(6)	11,549,458	7,493,415	29,762,766	17,598,809

Weighted average loan-to-value	79.7%	84.4%	80.4%	84.9%
Weighted average credit score	757	750	755	740
Weighted average note rate	3.1%	4.0%	3.3%	4.3%

Days application to close	52	40	47	40
Days close to purchase by investors	14	17	15	17

Purchase recapture rate	26%	26%	26%	25%
Refinance recapture rate	64%	72%	66%	65%
Overall recapture rate	58%	64%	60%	55%

(1)	Includes retail and correspondent loans and excludes brokered loans.
(2)	Represents loans sold for which we continue to act as the servicer.

(3)	Represents loans sold for which we do not continue to act as the servicer.
(4)

Represents the components of loan origination fees and gain on sales of loans, net described under “—Our Components of Revenue” divided by total in-house origination to derive basis points. Our gain-on-sale margin based on pull-through adjusted lock volume was 489 basis points and 360 basis points for the three months ended September 30, 2020 and September 30, 2019, respectively, and 436 basis points and 340 basis points for the nine months ended September 30, 2020 and September 30, 2019, respectively. Gain-on-sale margin based on pull-through adjusted lock volume represents the components of loan origination fees and gain on sales of loans, net described under “—Our Components of Revenue” divided by pull-through adjusted lock volume.

(5)

Total locked volume represents the aggregate dollar value of the potential loans for which the Company has agreed to extend credit to consumers at specified rates for a specified period of time, subject to certain contingencies that are described in the interest rate lock commitments between the Company and each of those consumers. The total locked volume for a given period is representative of the interest rate lock commitments that the Company has initially entered into during that period.

(6)

Pull-through adjusted lock volume equal to total locked volume multiplied by pull-through rates of 88.14% and 89.65% as of September 30, 2020 and September 30, 2019, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.

Gain on sale of loans increased by $183.5 million or 100.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to a $3.1 billion or 45.2% increase in loan sales for the same period.  Additionally, gain on sale margins on originated loans increased 183 basis points or 48.3% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Gain on sale of loans increased by $386.5 million or 91.5% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to a $9.0 billion or 60.4% increase in loan sales for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Additionally, gain on sale margins on originated loans increased 147 basis points or 38.6% for the same period.

The initial fair value recorded for our originated MSRs increased by $42.5 million or 85.9% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily caused by an increase in our origination volume, which increased $2.9 billion or 41.0% for the same period, as well as an increase in the percentage of our loans sold for which we continued to act as the servicer (i.e., on a “service retained” basis.  During the three months ended September 30, 2020, we retained 93.6% of our origination volume compared to 73.2% of our origination volume for the three months ended September 30, 2019.

The initial fair value recorded for our originated MSRs increased by $112.9 million or 120.1% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  This was primarily due to an increase in our origination volume of $8.9 billion or 57.0% for the same time period, as well as an increase in the percentage of our loans sold on a service retained basis. During the nine months ended September 30, 2020, we retained 88.5% of our origination volume compared to 65.2% of our origination volume for the nine months ended September 30, 2019.

Adjustments to the recorded fair value of our MLHS and IRLCs, net of any related changes in the recorded fair value of our forward delivery commitments, resulted in a gain of $71.1 million for the three months ended September 30, 2020 compared to $19.4 million for the three months ended September 30, 2019. This gain partially resulted from increased origination volume for the same time period as described above.  Additionally, total volume of IRLCs during the three months ended September 30, 2020 was $13.1 billion compared to $8.4 billion for the three months ended September 30, 2019, an increase of $4.7 billion or 56.8%.  Lastly, this increase is due in part to the increased gain on sale margins on originated loans of 183 basis points or 48.3% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Adjustments to the fair value of our MLHS and IRLCs, net of any related changes in the fair value of our forward delivery commitments, resulted in a net gain of $214.8 million for the nine months ended September 30, 2020 compared to a net gain of $38.3 million for the nine months ended September 30, 2019. This gain partially resulted from increased origination volume for the same time period as described above.  Additionally, total volume of IRLCs during the nine months ended September 30, 2020 was $33.8 billion compared to $19.6 billion for the nine months ended September 30, 2019, an increase of $14.1 billion or 72.0%.  Lastly, this increase is due in part to the increased gain on sale margins on originated loans of 147 basis points or 38.6% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

In response to our increased origination volume, our origination fee income increased by $13.0 million or 61.7% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and by $28.1 million or 56.5% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Our provision for investor reserves decreased by $4.2 million or 133.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  We reversed an increase in provision we had recorded earlier in 2020 based on the expectation that the COVID-19 pandemic would lead to an increase in repurchase and indemnity claims.  Because an assessment of trending historical and current claims showed that current claim activity in relation to origination volume is in line with prior years, we determined that this increased provision was not needed and accordingly reduced a portion of it in the three months ended September 30, 2020.  We continue to monitor investor reserves and potential losses regularly to assess if further changes are needed.

Our provision for investor reserves increased by $3.2 million or 47.1% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  As interest rates declined and prepayment speeds increased over this period, early pay-offs increased by 119.8% which resulted in an increase in early pay-off fees. The remainder of the increase in our provision for investor reserves was due to the increase in origination volume during this period.  Although we had increased our provision for investor reserves earlier in the year in anticipation of increased repurchase and indemnity claims due to the COVID-19 pandemic, at September 30, 2020 we determined that this increased provision was not needed based on an assessment of trending historical and current claims.

Loan Servicing and Other Fees

The table below provides additional details regarding our loan servicing and other fees are described below for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Servicing fee income	$38,994	$35,392	$113,172	$101,501
Other ancillary fees	1,443	1,714	4,079	4,613
Loan modification fees	233	147	594	508
Interest on impound accounts	(511)	(713)	(1,376)	(1,645)
Total loan servicing and other fees	$40,159	$36,540	$116,469	$104,977

The table below provides additional details regarding our servicing portfolio composition and key performance indicators for the period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and units in thousands)	2020	2019	2020	2019
Beginning UPB of servicing portfolio(1)	$52,794,328	$47,399,200	$49,326,579	$45,496,129
Total in-house originations(2)	10,046,461	7,126,420	24,605,336	15,669,257
Less:
UPB originations sold service released(3)	633,770	1,798,153	2,778,814	5,036,037
Loan prepayments	5,376,712	3,457,665	13,600,073	6,188,396
Loan principal reductions	390,427	335,722	1,083,327	964,698
Loan foreclosures	10,972	22,772	40,793	64,947
Ending UPB of servicing portfolio	$56,428,908	$48,911,308	$56,428,908	$48,911,308
Average UPB of servicing portfolio	$54,611,618	$48,155,254	$52,877,744	$47,203,719
Weighted average servicing fee	0.30%	0.30%	0.30%	0.30%
Weighted average note rate	3.8%	4.3%	3.8%	4.3%
Weighted average prepayment speed(4)	20.2%	19.5%	20.2%	19.5%
Weighted average credit score	685	693	685	693
Weighted average loan age (in months)	25	29	25	29
Weighted average loan-to-value	82.9%	84.7%	82.9%	84.7%
MSR multiple (period end)(5)	2.4	2.6	2.4	2.6
Loans serviced (period end)	260	235	260	235
Loans delinquent 60-plus days (period end)	9.82	3.62	9.82	3.62
Loan delinquency rate 60-plus days (period end)	3.6%	1.3%	3.6%	1.3%

(1)

We previously purchased two servicing portfolios that totaled $1.0 billion and $1.4 billion as of September 30, 2020 and 2019, respectively, that are currently being subserviced by a third party and are excluded from these numbers.

(2)	Includes all in-house loans originated in period, irrespective if they are eventually sold service retained or service released.
(3)	Represents loans sold for which we do not continue to act as the servicer of the loan.
(4)	Represents the percentage of UPB that will pay off early in each period, calculated as an annual rate.
(5)

Represents a metric used to determine the relative value of our MSRs in relation to our annualized retained servicing fee. It is calculated by dividing (a) the fair market value of our MSRs as of a specified date by (b) the weighted average annualized retained servicing fee for our servicing portfolio as of such date. We exclude purchased MSRs from this calculation because our servicing portfolio consists primarily of originated MSRs and, consequently, purchased MSRs do not have a material impact on our weighted average service fee.

Total loan servicing and other fees increased $3.6 million or 9.9% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $11.5 million or 10.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Although these increases are directionally consistent with our average servicing portfolio growth of 13.4% and 12.0% over the same time periods, we are earning slightly lower than normal servicing and ancillary fee income due to the inability to collect late charges and servicing fees for customers who have elected to accept forbearance relief under the CARES Act.  Those clients are currently not required to make their mortgage payments and the duration of the CARES Act forbearance period is uncertain.

Valuation Adjustment of Mortgage Servicing Rights

The below table presents our MSR valuation adjustment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
MSR valuation adjustment	(41,006)	(90,968)	(245,816)	(251,190)

The fair value of our MSRs declined by $41.0 million for the three months ended September 30, 2020 compared to a decline of $91.0 million for the three months ended September 30, 2019. The fair value of our MSRs declined by $245.8 million for the nine months ended September 30, 2020 compared to a decline of $251.2 million for the nine months ended September 30, 2019. The fair value of our MSRs generally declines as interest rates decline and prepayments increase. Average 30-year mortgage rates declined by 70 basis points during both the three months and nine months ended September 30, 2020.  Additionally, the weighted average note rate of loans for which we have an MSR decreased from 4.25% at September 30, 2019 to 3.82% at September 30, 2020, which in turn leads to a decrease in fair value of the MSRs.

Interest Income

Interest income decreased by $3.9 million or 20.9% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This is primarily due to a decrease in interest income earnings credit of $3.4 million for the same period. Additionally, the weighted average note rate of originated loans decreased from 4.0% for the three months ended September 30, 2019 to 3.1% for the three months ended September 30, 2020.

Interest income decreased by $2.3 million or 5.2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This is primarily due to a decrease in interest income earnings credits of $3.2 million.  Additionally, the weighted average note rate of originated loans decreased from 4.3% for the nine months ended September 30, 2019 to 3.3% for the nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest income funding	$12,660	$13,697	$34,708	$32,524
Interest income earnings credit	487	3,861	2,832	6,049
Wire transfer fees	1,758	1,288	4,314	5,600
Total interest income, net	$14,905	$18,846	$41,854	$44,173

Interest Expense

Interest expense decreased $1.3 million or 7.5% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Interest expense related to warehouse lines of credit decreased by $2.7 million or 26.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Our warehouse lines of credit costs are generally aligned with LIBOR and therefore, as these rates decreased by 1.9% from September 30, 2019 to September 30, 2020, our cost of funds decreased accordingly.  This is partially offset by an increase in bank servicing charges of $1.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to increased origination volume for the same time period.

Interest expense increased by $3.1 million or 7.7% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Payoff interest expense increased by $3.0 million or 75.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to increased payoff volume. When a client pays off their loan with us, the client pays interest only up until the date of payoff. As a seller-servicer, however, we are required to remit the full month of interest to the investors who purchase the loans we originate, even though the client will not pay a full month of interest for that month. Our loan prepayments increased by $7.4 billion or 119.8% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest expense funding facilities	$(7,784)	$(10,529)	$(22,212)	$(23,846)
Interest expense, other financing	(2,061)	(2,194)	(6,352)	(6,797)
Bank servicing charges	(2,739)	(1,763)	(6,392)	(5,008)
Payoff interest expense	(2,595)	(2,147)	(7,070)	(4,039)
Misc interest expense	(309)	(105)	(903)	(181)
Total interest expense	$(15,488)	$(16,738)	$(42,929)	$(39,871)

Other Income

Changes in other income for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were immaterial to the overall results of operations.

Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Salaries, incentive compensation and benefits	273,560	176,716	650,458	418,032
Occupancy, equipment and communication	14,317	13,421	41,272	40,363
General and administrative	27,271	18,497	75,463	47,121
Provision for foreclosure losses	547	1,497	2,407	2,271
Depreciation and amortization	1,540	1,812	4,686	5,636
Total expenses	317,235	211,943	774,286	513,423

Salaries, Incentive Compensation and Benefits

Salaries, incentive compensation and benefits expense increased by $96.8 million or 54.8% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and by $232.4 million or 55.6% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. A breakdown of the components of salaries, incentive compensation and benefits expense is provided below.

Salaries, Incentive Compensation and Benefits	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Incentive Compensation	158,089	101,301	368,799	218,185
Salaries	75,778	56,824	192,846	153,821
Benefits	39,693	18,591	88,813	46,026
Total salaries, incentive compensation and benefits expense	$273,560	$176,716	$650,458	$418,032

Incentive Compensation expense increased by $56.8 million or 56.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Variable incentive compensation paid to sales teams based on loan closings increased $40.8 million or 43.8% for the same time period, proportionate to the increase in our origination volume during that period.  Similarly, variable incentive compensation paid to sales managers based on branch expense management increased $16.0 million due to loan origination volume increasing during this period, despite branch fixed costs remaining relatively unchanged.

Incentive compensation expense increased by $150.6 million or 69.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Variable incentive compensation paid to sales teams based on loan closings increased $117.1 million or 57.2% for the same time period, proportionate to the increase in our origination volume during that period. Similarly, variable incentive compensation paid to sales managers based on branch expense management increased $33.5 million due to loan origination volume increases during this period, despite branch fixed costs remained relatively unchanged.

Salaries expense increased by $19.0 million or 33.4% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and by $39.0 million or 25.4% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Salaries expense increased because the Company hired additional permanent and temporary employees and paid increased variable bonus and overtime to support the increase in our origination and servicing volumes during these periods.

Benefits expense increased by $21.1 million or 113.5% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and by $42.8 million or 93.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These increases resulted mostly from increases in the fair value of the deferred compensation plan for certain employees of the Company of $11.0 million and $23.9 million, respectively.  This deferred compensation plan is tied to the Company’s net income, which increased $173.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased $331.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Additionally, employee profit sharing, a portion of which is tied to the Company’s net income, increased $6.6 million and $8.4 million, respectively.  Lastly, employment taxes increased due to increased personnel expenses.

General and Administrative

General and administrative expense increased by $8.8 million or 47.4% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and increased by $28.3 million or 60.1% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. A breakdown of general and administrative expense is provided below.

General and Administrative Expense	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Contingent liability fair value adjustment	6,466	4,222	26,490	7,276
Professional fees	12,386	5,566	24,578	16,007
Advertising	4,420	4,960	13,259	13,465
Office supplies, travel and entertainment	1,956	2,552	6,444	7,690
Miscellaneous	2,043	1,197	4,692	2,683
Total general and administrative expense	$27,271	$18,497	$75,463	$47,121

Approximately $2.2 million of the $8.8 million increase for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 resulted from an adjustment to the fair value of the contingent liabilities related to our completed acquisitions.  This was also the reason for $19.2 million of the $28.3 million increase for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Professional fees increased by $6.8 million or 122.5% for the for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase in professional fees arose primarily from an increase of $3.6 million in fees paid to third party vendors to support the growth in our origination volume during the period.  Additionally, we incurred additional legal, accounting, and other costs related to becoming a public company of approximately $1.5 million.

Professional fees increased by $8.6 million or 53.5% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase in professional fees arose primarily from an increase of $4.3 million or 72.7% in fees paid to third party vendors to support the growth in our origination volume during the period. Additionally, we incurred costs related to becoming a public company as described above.

Office supplies, travel and entertainment expense decreased by $0.6 million or 23.4% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $1.2 million or 16.2% for the nine months ended September 30,

2020 compared to the nine months ended September 30, 2019. These decreases were primarily due to our employees working remotely and the inability to travel as a result of COVID-19-related restrictive measures.

Miscellaneous expense increased by $0.8 million or 70.7% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $2.0 million or 74.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These increases were due to higher miscellaneous loan level costs arising from our increased origination and servicing volume during the period.

Occupancy, Equipment and Communication

Occupancy, equipment and communication expense remained relatively unchanged for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. A breakdown of the components of occupancy, equipment and communication expense is provided below.

Occupancy, Equipment and Communication Expense	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Occupancy	8,786	8,608	25,065	25,315
Equipment	1,832	1,486	5,072	4,836
Communication	3,699	3,327	11,135	10,212
Total occupancy, equipment and communication expense	$14,317	$13,421	$41,272	$40,363

Occupancy costs generally consist of fixed costs and remain consistent except for the typical increase in building rental expense each year, which is usually aligned with inflation, and except for any increases associated with new acquisitions, expansion into new territories and entry into new material building leases.  Communication expense increased $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and $0.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the needs of a remote working environment because of COVID-19-related restrictive measures.

Provision for Foreclosure Losses

Provision for foreclosure losses expense declined by $1.0 million or 63.5% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  We have seen a decrease in overall foreclosure starts and sales due to the CARES Act’s foreclosure moratorium, but we have increased our foreclosure loss reserves in anticipation of an increase in foreclosures after that moratorium is lifted.

Provision for foreclosure losses expense remained relatively unchanged during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and by $1.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to fewer equipment purchases and leasehold improvements for the period.

Summary Results by Segment for the Three Months and Nine Months ended September 30, 2020 and 2019

Our operations are comprised of two distinct but related reportable segments that we refer to as our origination and servicing segments. We operate our origination segment from approximately 200 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. Although our origination and servicing segments are separated for this presentation, management sees the two segments as intricately related and interdependent. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and that, more importantly, our servicing segment positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.

We measure the performance of our segments primarily based on their net income (loss) and cost to produce. See below for an overview and discussion of each of our segments’ results for the three months and nine months ended September 30, 2020 and September 30, 2019. These results do not include unallocated corporate costs.

Origination

	For the Three Months Ended		For the Nine Months Ended
($ and units in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total in-house originations	$10,046,461	$7,126,420	$24,605,336	$15,669,257
Total in-house originations	36	25	88	58
Loan origination fees and gain on sale, net	$563,162	$269,382	$1,293,621	$594,864
Interest income	3,864	2,303	10,274	9,107
Other income	7	12	32	37
Net revenue	$567,033	$271,697	$1,303,927	$604,008
Salaries, incentive compensation and benefits	244,787	166,909	594,830	397,594
Occupancy, equipment and communication	10,721	10,988	34,876	35,033
Production technology	4,831	4,586	14,201	13,784
General and administrative	17,601	9,941	45,378	21,021
Depreciation and amortization	1,165	1,588	3,766	4,923
Total expenses	279,105	194,012	693,051	472,355
Net income allocated to origination	$287,928	$77,685	$610,876	$131,653

Three and nine months ended September 30, 2020 and 2019

The origination segment’s net income increased by $210.2 million or 270.6% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This change was primarily driven by increased revenue earned from loan origination fees and gain on sale of loans, net of $293.8 million or 109.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Refinance activity represented 50% of the origination volume in the U.S. mortgage market during the three months ended September 30, 2020 compared to 38% of the origination volume during the three months ended September 30, 2019. As consumer demand for refinancing increased, our gain on sale margins increased. Our origination volume increased 41.0% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  Additionally, gain on sale margins on originated loans increased 183 basis points or 48.3% for the same period.

The origination segment’s net income increased by $479.2 million or 364.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This change was primarily driven by increased revenue earned from loan origination fees and gain on sale of loans, net of $698.8 million or 117.5% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Refinance activity represented 55% of the origination volume in the U.S. mortgage market during the nine months ended September 30, 2020 compared to 33% of the origination volume in the U.S. mortgage market during the six months ended September 30, 2019. Our total origination volume increased by 57.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Additionally, gain on sale margins on originated loans increased 147 basis points or 38.6% for the same period.

Salaries, incentive compensation and benefits expense increased by $77.9 million or 46.7% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and increased by $197.2 million or 49.6% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  These increases are due to increased variable incentive compensation paid to our origination teams and our hiring of additional employees to support the increase in our origination volume.

Other attributable expenses, other than salaries, incentive compensation and benefits expense, increased by $7.2 million or 26.6% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The majority of this increase related to a $3.6 million increase in miscellaneous loan level costs and a $2.2 million increase in the adjustment to the fair value of the contingent liabilities related to our completed acquisitions.

Other attributable expenses, other than salaries, incentive compensation and benefits expense, increased by $23.5 million or 31.4% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The majority of this increase related to a $19.2 million increase in the adjustment to the fair value of the contingent liabilities related to our completed acquisitions.

Servicing

	For the Three Months Ended		For the Nine Months Ended
($ and units in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
UPB of servicing portfolio (period end)	$56,428,908	$48,911,308	$56,428,908	$48,911,308
Loans serviced (period end)	260	235	260	235
Loan servicing and other fees	$40,159	$36,540	$116,469	$104,977
Loan origination fees and gain on sale, net	1,847	711	4,681	2,732
Total revenue	42,006	37,251	121,150	107,709
Valuation adjustment to MSRs	(41,006)	(90,968)	(245,816)	(251,190)
Interest (expense) income	(2,386)	1,697	(4,997)	1,690
Net revenue	(1,386)	(52,020)	(129,663)	(141,791)
Salaries, incentive compensation and benefits	5,013	3,857	14,230	11,300
Occupancy, equipment and communication	1,581	1,133	2,796	2,006
General and administrative	1,174	700	4,694	3,192
Technology costs	1,886	1,471	5,339	4,057
Provision for foreclosure losses	547	1,497	2,407	2,271
Depreciation and amortization	115	77	329	231
Total expenses	10,316	8,735	29,795	23,057
Net loss allocated to servicing	(11,702)	(60,755)	(159,458)	(164,848)

Three and nine months ended September 30, 2020 and 2019

Our servicing segment’s net loss decreased by $49.1 million or 80.7% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This reduction in net loss was primarily driven by $41.0 million in adjustments to the fair value of our MSRs during the three months ended September 30, 2020 compared to $91.0 million in adjustments to the fair value of our MSRs during the three months ended September 30, 2019. Average 30-year mortgage rates declined by 70 basis points from September 30, 2019 to September 30, 2020. Our income from loan servicing and other fees increased by $3.6 million or 9.9% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  While our average servicing portfolio growth increased 13.4% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, our 60-plus delinquency rate on our servicing portfolio increased to 3.6% as of September 30, 2020 from 1.3% as of September 30, 2019. This increase in delinquency rate led to reduced servicing income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 than would have otherwise occurred.

Our loan servicing segment’s net loss decreased by $5.4 million or 3.3% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We recorded $245.8 million in adjustments to the fair value of our MSRs during the nine months ended September 30, 2020 compared to $251.2 during the nine months ended September 30, 2019.  Although loan servicing and other fees increased by $11.5 million or 10.9% for this time period, we are earning slightly lower than normal servicing and ancillary fee income due to the inability to collect late charges and servicing fees for customers who have elected to accept forbearance relief under the CARES Act.  The increase in loan servicing and other fees was partially offset by a decrease in interest income and expense of $6.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  This decrease is primarily due to an increase in payoff interest expense of $3.0 million or 74.4% due to an increase of $7.4 billion or 119.8% in loan prepayments for this time period.  Additionally, interest income earnings credits decreased $2.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Salaries, incentive compensation and benefits increased by $1.2 million or 30.0% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and by $2.9 million or 25.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to our hiring of additional employees to support the increase in our servicing volume.  We also hired additional employees to support the needs of clients who elected to accept forbearance relief under the CARES Act.

Liquidity, Capital Resources and Cash Flows

Historically, our primary sources of liquidity have included cash flows from our operations, including sale of whole loans into the secondary market, loan origination fees, servicing fee income and interest income on MLHS; borrowings on warehouse lines of credit to originate mortgage loans; and borrowings on our MSR notes payable.

Historically, our primary uses of funds have included cash flows from our operations, including but not limited to origination of MLHS, payment of interest expense and payment of expenses; repayments on warehouse lines of credit; distributions to shareholders; and acquisitions of other mortgage businesses.

We are also subject to contingencies which may have a significant effect on the use of our cash.

In order to originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow or obtain money on a short-term basis, primarily through committed and uncommitted loan funding facilities that we have established with large global banks.

Our loan funding facilities are primarily in the form of master repurchase agreements, which we refer to as “warehouse lines of credit.” Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from our operations. Once closed, the underlying residential mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are sold either through pools, the cash window at the GSEs, or individually. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we must pay under the loan funding facilities.

When we sell loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the loan funding facilities. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our loan funding facilities. Delays or failures to sell loans in the secondary market could have an adverse effect on our liquidity position.

During the third quarter of 2020, to support our increased loan origination volume, we increased the capacity of our existing loan funding facilities by $839.0 million, of which $90.0 million represented a temporary increase in capacity and expired by the end of the quarter.  As discussed in Note 9, Warehouse Lines of Credit to the condensed consolidated financial statements included elsewhere in this Form 10-Q, as of September 30, 2020, we had seven different loan funding facilities in different amounts and with various maturities. As of September 30, 2020, the aggregate available amount under our loan facilities was approximately $2.9 billion, with combined outstanding balances of approximately $1.9 billion.

The amount of financing advanced on each individual loan under our loan funding facilities is determined by agreed upon advance rates but may be less than the stated rate due to fluctuations in the market value of the mortgage loans securing the financings. If the lenders providing the funds under our loan funding facilities determine that the value of the loans serving as collateral for our borrowings under those facilities has decreased, they can initiate a margin call to require us to provide additional collateral or reduce the amount outstanding with respect to those loans. Our inability or unwillingness to satisfy such a request could result in the termination of the related facilities and a potential default under our other loan funding facilities. In addition, a large unanticipated margin call could have a material adverse effect on our liquidity.

The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2020, we had posted $156.2 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time, unless a margin call has been made or a default has occurred under the relevant facilities.

As discussed in Note 10, Notes Payable to the condensed consolidated financial statements included elsewhere in this Form 10-Q, as of September 30, 2020, we had three different MSR notes payable in different amounts with different maturities. During the third quarter of 2020, we renewed one of our MSR notes payable and increased the aggregate committed amount under that MSR note payable by $15.0 million.  In addition, in September 2020, we drew down $22.0 million under one of our MSR notes payable and paid down $2.0 million under another one of our notes payable.  As of September 30, 2020, the aggregate available amount under our MSR notes payable was $415.0 million, with combined outstanding balances of $208.0 million and unutilized capacity of $207.0 million. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.

We also have an early buyout facility that allows us to purchase certain delinquent GNMA loans that we service, and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, at September 30, 2020, the outstanding balance on the facility was $28.0 million.

Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We believe we were in compliance with all of these covenants as of September 30, 2020.

Our debt obligations are summarized below by facility as of September 30, 2020:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size(1)	Maturity Date(1)
Warehouse lines of credit
Bank of New York	$499,216	$800,000	1/20/2021
Bank of America	$146,259	$250,000	8/31/2021
JPMorgan Chase	$485,152	$700,000	2/19/2021
Texas Capital Bank	$150,034	$200,000	6/2/2021
US Bank	$108,842	$299,000	9/10/2021
TIAA	$349,308	$500,000	7/15/2021
Western Alliance Bank	$147,889	$200,000	4/29/2021
	$1,886,700	$2,949,000
Early buyout facility
Texas Capital Bank	$27,996	$75,000	2/28/2024(2)
MSR notes payable
Bank of New York	$85,000	$150,000(3)	9/30/2022
Texas Capital Bank	$85,000	$200,000(4)	6/4/2022
TIAA	$38,000	$65,000(5)	7/15/2021

(1)	Total facility size and maturity date include contractual changes through the date of this Form 10-Q.
(2)	Each buyout transaction carries a maximum term of four years from the date of repurchase.
(3)	Facility provides for committed amount of $100.0 million, which can be increased up to $150.0 million.
(4)	Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
(5)	Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.

The investors to whom we sell mortgage loans in the secondary market, which we originate, require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market which, in turn, could have a significant impact on our liquidity and results of operations. We believe we were in compliance with all of these covenants as of September 30, 2020.

When we sell loans in the secondary market, we have the option to sell them service released or service retained. The decision whether to sell a loan that we originated service released or service retained is based on factors such as execution, price, liquidity needs and the desire to retain the related client relationship. When we sell a loan service retained, we continue to act as the servicer for the life of the loan. We rely on income from loan servicing and other fees over the life of the loan to generate cash. Certain investors have different rules for the servicer to follow should a loan go into default. As the servicer, we may be legally obligated to make cash payments to the investor who purchased the loan, if the borrower were to discontinue making payments on the loan. This could have a negative impact to our cash and liquidity; however, we may be able to use other borrower prepayments to cover delinquencies. Should delinquencies significantly increase, or prepayments significantly decrease, we could be forced to use our own cash or borrow on other types of financing in order to make the required monthly payments to the investors who have purchased loans from us. We may also be contractually required to repurchase or indemnify loans with origination defects. See “—Contractual Obligations” for further details regarding repurchases and indemnifications.

Cash Flows

Our cash flows for the three and nine months ended September 30, 2020 and 2019 are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net cash used in operating activities	$(133,948)	$(336,973)	$(417,726)	$(638,024)
Net cash used in investing activities	$(3,339)	$(9,981)	(18,988)	(12,319)
Net cash provided by financing activities	$241,128	$376,302	582,282	694,004
Increase in cash, cash equivalents and restricted cash	$103,841	$29,348	$145,568	$43,661

Operating activities

Our cash flows used in operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Loans held for sale	$(247,637)	$(380,395)	$(681,404)	$(738,735)
Other operating sources	$113,689	$43,422	263,678	100,711
Net cash used in operating activities	$(133,948)	$(336,973)	$(417,726)	$(638,024)

Cash used in operating activities decreased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. The decrease in cash used for loans held for sale was partially offset by an increase in cash provided by other operating sources, which was primarily driven by net income, mainly loan origination fees and gain on sale of loans.

Investing activities

Our investing activities primarily consist of purchases of property and equipment and acquisitions. Cash used in investing activities for the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019, which was primarily due to decreased acquisition expense. Cash used in investing activities for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019, which was primarily due to certain payments made to the Company’s parent entity.

Financing activities

Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Warehouse lines of credit	$224,184	$378,668	$610,288	$716,720
Other financing sources	$16,944	$(2,366)	(28,006)	(22,716)
Net cash provided by financing activities	$241,128	$376,302	$582,282	$694,004

Cash (used in)/provided by other financing sources for the three months ended September 30, 2020 increased from the three months ended September 30, 2019. This was primarily driven by net borrowings on our MSR notes payable of $20 million for the three months ended September 30, 2020.The Company did not borrow against our MSR notes payable for the three months ended September 30, 2019.  Cash used in other financing sources for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019. This increase in cash flows used in other financing sources was primarily driven by the repurchase of stock of $8.0 million during the nine months ended September 30, 2019.  The Company did not repurchase any stock during the nine months ended September 30, 2020.

Contractual Obligations

Except as disclosed in Note 11, Commitments and Contingencies to the consolidated financial statements included elsewhere in this Form 10-Q, there have been no material changes outside of the ordinary course of business to our contractual obligations and commitments disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Prepayment Risk

As a mortgage lender, we are subject to risks associated with fluctuations in interest rates that occur due to various economic factors, such as government monetary and housing policy, real estate values, global events such as the recent COVID-19 pandemic and other market dynamics. Changes to interest rates can adversely affect our origination and servicing segments. In a rising interest rate environment, the fair value of our MSRs typically increases as the projected duration of the cash flows earned from the associated income from loan servicing and other fees extends. However, at the same time, our origination volumes may decline in response to a rising interest rate environment, resulting in a decrease to the revenue we earn from loan origination fees and gain on sale of loans, net, due to decreased origination volume and market price compression. Conversely, in a declining interest rate environment, the fair value of our MSRs typically decreases due to the likelihood that the loan will be prepaid earlier than previously expected, resulting in a shorter projected duration for those cash flows. However, at the same time, our origination volume typically increases in response to a declining interest rate environment and margins on the revenue we earn from gain on sale of loans widen, resulting in additional profits from our origination segment. We believe that maintaining a balance between the origination and servicing segments allows us to partially mitigate exposure to both increases and decreases in interest rates.

We also have exposure to interest rate risk related to the IRLCs we enter into with our clients and the loans that we temporarily hold for sale to secondary market participants. We actively engage in risk management policies to mitigate these risks. We operate under stringent hedging policies designed to mitigate the effects of any fluctuations in interest rates on our financial position related to IRLCs and MLHS. We hedge our IRLCs and MLHS with forward to be announced trades (“TBA trades”).

Credit Risk

We define credit risk as the risk of loss or default by a borrower. Generally, the investors who purchase the loans that we originate assume this risk. However, we do make certain standard representations and warranties related to our underwriting of the borrower’s credit, the underlying collateral and other loan documentation based on our investors’ eligibility criteria, and we are subject to repurchase and indemnification requirements with respect to eligibility violations and early payment defaults.

We estimate liabilities for probable losses related to these repurchase and indemnification obligations. We record a liability based on a loan-level analysis that considers the current collateral value, estimated sale proceeds and selling costs. In addition, we record liabilities related to probable future obligations based on recent and historical repurchase experience, and our success rate in appealing repurchase requests.

Counterparty and Concentration Risk

We are reliant on our warehouse lines of credit and other financing facilities to finance our operations. If these financing arrangements are not renewed, it could have a significant impact on our ability to fund loans for our clients. We seek to manage this exposure by maintaining multiple warehouse lines of credit with reputable financial institutions and by maintaining excess capacity on all of our facilities. Similarly, we mitigate concentration risk with respect to the trading partners with whom we execute TBA trades by maintaining multiple trade lines with various counterparties.

Fair Value Risk

We record the value of our MSRs, IRLCs, MLHS, the contingent liabilities related to our completed acquisitions and our inventory of loans for which we have repurchase rights at fair value. We remeasure the fair value of these assets and liabilities on a monthly or quarterly basis by evaluating certain observable information, which may include current market pricing, recent trade activity and industry data.

MSRs — To determine the fair value of our MSRs when they are created, we use a valuation model that calculates the present value of the future cash flows related to them. Our MSR valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds and default rates. A third party conducts a monthly valuation of our MSRs, and we record any changes to the fair value of our MSRs that result from changes in valuation model inputs or assumptions and collections of servicing cash flows in accordance with such third-party analysis and GAAP. Changes in economic and other relevant conditions could cause the assumptions used in valuing our MSRs, such as those with respect to prepayment speeds, to be incorrect, and such changes could result in fluctuations in the recorded value of our MSRs.

IRLCs — We determine the fair value of our IRLCs based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing that mortgage loan, net of estimated incentive compensation, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (the “pull-through rate”). We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.

MLHS — We determine the fair value of our MLHS based on either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain other factors, including credit risk and the value attributable to the related servicing rights, (ii) our investors’ current commitments to purchase loans from us or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

Forward delivery commitments — We determine the fair value of our forward delivery commitments is based upon the current agency mortgage-backed security market TBA trade pricing specific to the related loan program, delivery coupon and delivery date of the trade. We also enter into best efforts sales commitments for certain loans at the time the borrower commitment is made. These best efforts sales commitments are valued by comparing the committed price to the counterparty against the current market price of the IRLC or MLHS.

Contingent liability related to acquisitions — Upon completion of an acquisition, we recognize the estimated fair value of any related earn-out payments. We estimate the fair value of contingent liabilities related to completed acquisitions using a discounted cash flow analysis. Our valuation of these liabilities fluctuates in response to changes to the inputs for that analysis, such as market conditions.

GNMA loans subject to repurchase right — Under ASC 860, until the related delinquency conditions are satisfied, our options to repurchase certain delinquent GNMA loans are treated as conditional options, for which we do not record a related asset. After the related delinquency criteria are met, an option is then considered to be unconditional and we record a related asset at a fair value equal to the remaining UPB on the related loan.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, this Report does not address whether there have been any changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are, and from time to time may become, involved in legal and regulatory proceedings or subject to claims arising in the ordinary course of our business. We operate within highly regulated industries on a federal, state and local level and are routinely subject to various examinations and legal and regulatory proceedings in the normal and ordinary course of business. With the exception of the matter disclosed in the section entitled “Business—Legal and Regulatory Proceedings,” in the Prospectus, we are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors.

We are exposed to certain risks and uncertainties that could have a material adverse effect on our business, financial condition and operating results. In addition to the Risk Factors described in the section entitled “Risk Factors” in the Prospectus, if the CARES Act expires without being renewed, this could negatively affect our cash position, servicing income, and servicing expenses. These risks are not the only risks facing us. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities. In August 2020, in connection with its formation and prior to the occurrence of the other reorganization transactions, the Company sold 100 shares of common stock to Guild Investors, LLC for aggregate consideration of $1. The shares were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

(b)	Not applicable.
(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2020

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-39645) dated October 26, 2020).

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-39645) dated October 26, 2020).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guild Holdings Company

Date: December 3, 2020	By:	/s/ Mary Ann McGarry
Mary Ann McGarry
Chief Executive Officer

Date: December 3, 2020	By:	/s/ Desiree A. Elwell
Desiree A. Elwell
Chief Financial Officer