Form 10-Q
period 2021-03-31
Guild Holdings Co
filed 2021-05-12
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number: 001-39645
GUILD HOLDINGS COMPANY
(Exact Name of Registrant as Specified in its Charter)
_______________

Delaware	85-2453154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5887 Copley Drive San Diego, California	92111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 560-6330
_______________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	GHLD	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No ¨
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 4, 2021, the registrant had 19,666,981 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

GUILD HOLDINGS COMPANY

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements include, but are not limited to, the following:
•any changes in macro-economic conditions and in U.S. residential real estate market conditions, including changes in prevailing interest rates or monetary policies and the effects of the ongoing COVID-19 pandemic;
•any disruptions in the secondary home loan market and their effects on our ability to sell the loans that we originate;
•any changes in certain U.S. government-sponsored entities and government agencies, including Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”), the Federal Housing Administration (“FHA”), the United States Department of Agriculture Rural Development (“USDA”) and the United States Department of Veteran’s Affairs (“VA”), or their current roles;
•the effects of any termination of our servicing rights;
•the effects of our existing and future indebtedness on our liquidity and our ability to operate our business;
•any failure to maintain and improve the technological infrastructure that supports our origination and servicing platform;
•any failure to maintain or grow our historical referral relationships with our referral partners;
•any failure to continue the historical levels of growth in our market share in the mortgage origination and servicing industry;
•any decline in our ability to recapture loans from borrowers who refinance;
•our inability to attract, integrate and retain qualified personnel; our failure to identify, develop and integrate acquisitions of other companies or technologies, or any diversion of our management’s attention due to the foregoing;
•inaccuracies in the estimates of the fair value of the substantial portion of our assets that are measured on that basis (including our mortgage servicing rights, or “MSRs”);
•the failure of the internal models that we use to manage risk and make business decisions to produce reliable or accurate results;
•the costs of potential litigation and claims; the degree of business and financial risk associated with certain of our loans;
•any cybersecurity breaches or other attacks involving our computer systems or those of our third-party service providers;
•any changes in applicable technology and consumer outreach techniques;
•our inability to secure additional capital, if needed, to operate and grow our business;
•the impact of operational risks, including employee or consumer fraud, the obligation to repurchase sold loans in the event of a documentation error, and data processing system failures and errors;

•any repurchase or indemnification obligations caused by the failure of the loans that we originate to meet certain criteria or characteristics;
•the seasonality of the mortgage origination industry;
•any failure to protect our brand and reputation;
•the risks associated with adverse weather conditions and man-made or natural events; our exposure to additional income tax liabilities and changes in tax laws, or disagreements with the Internal Revenue Service (“IRS”) regarding our tax positions;
•any failure to adequately protect our intellectual property and the costs of any potential intellectual property disputes;
•any non-compliance with the complex laws and regulations governing our industry and the related costs associated with maintaining and monitoring compliance;
•any changes in the laws and regulations governing our industry that would require us to change our business practices, raise compliance costs or other costs of doing business;
•our control by, and any conflicts of interest with, McCarthy Capital Mortgage Investors, LLC (“MCMI”);
•the significant influence on our business that members of our board and management team are able to exercise as stockholders;
•our dependence, as a holding company, upon distributions from Guild Mortgage Company to meet our obligations;
•the risks related to our being a public company;
•the risks related to our status as a “controlled company”; and
•the risks related to our Class A common stock and our dual class common stock structure.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described elsewhere in this Quarterly Report. Moreover, we operate in a very competitive environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$315,450	$334,623
Restricted cash	4,511	5,010
Mortgage loans held for sale	2,345,927	2,368,777
Ginnie Mae loans subject to repurchase right	1,240,882	1,275,842
Accounts and interest receivable	38,227	43,390
Derivative asset	135,069	130,338
Mortgage servicing rights, net	586,717	446,998
Goodwill	62,834	62,834
Other assets	148,300	150,275
Total assets	$4,877,917	$4,818,087
Liabilities and stockholders’ equity
Warehouse lines of credit	$2,071,333	$2,143,443
Notes payable	165,000	145,750
Ginnie Mae loans subject to repurchase right	1,241,726	1,277,026
Accounts payable and accrued expenses	43,733	41,074
Accrued compensation and benefits	75,793	106,313
Investor reserves	14,877	14,535
Income taxes payable	29,320	19,454
Contingent liabilities due to acquisitions	16,568	18,094
Derivative liability	—	38,270
Operating lease liabilities	90,530	94,891
Note due to related party	4,138	4,639
Deferred compensation plan	94,039	89,236
Deferred tax liability	132,632	89,370
Total liabilities	3,979,689	4,082,095
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 19,666,981 shares issued and outstanding at March 31, 2021 and December 31, 2020	197	197
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at March 31, 2021 and December 31, 2020	403	403
Additional paid-in capital	19,667	18,035
Retained earnings	877,961	717,357
Total stockholders’ equity	898,228	735,992
Total liabilities and stockholders’ equity	$4,877,917	$4,818,087
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Loan origination fees and gain on sale of loans, net	$446,589	$239,861
Loan servicing and other fees	45,199	38,532
Valuation adjustment of mortgage servicing rights	35,743	(108,649)
Interest income	15,098	13,001
Interest expense	(16,511)	(12,934)
Other income, net	69	389
Net revenue	526,187	170,200
Expenses
Salaries, incentive compensation and benefits	266,724	148,013
General and administrative	26,906	22,225
Occupancy, equipment and communication	14,832	13,318
Depreciation and amortization	1,654	1,887
Provision for foreclosure losses	2,462	1,924
Total expenses	312,578	187,367
Income (loss) before income tax expense (benefit)	213,609	(17,167)
Income tax expense (benefit)	53,005	(4,181)
Net income (loss)	$160,604	$(12,986)
Net income per share attributable to Class A and Class B Common Stock:
Basic	$2.68
Diluted	$2.67
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,000
Diluted	60,211
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	—	$—	—	$—	928	$93	$21,992	$383,946	$406,031
Common stock dividends ($10,772 per share)	—	—	—	—	—	—	—	(10,000)	(10,000)
Net loss	—	—	—	—	—	—	—	(12,986)	(12,986)
Balance at March 31, 2020	—	$—	—	$—	928	$93	$21,992	$360,960	$383,045

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	19,666,981	$197	40,333,019	$403	—	$—	$18,035	$717,357	$735,992
Stock-based compensation	—	—	—	—	—	—	1,632	—	1,632
Net income	—	—	—	—	—	—	—	160,604	160,604
Balance at March 31, 2021	19,666,981	$197	40,333,019	$403	—	$—	$19,667	$877,961	$898,228
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$160,604	$(12,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	1,654	1,887
Valuation adjustment of mortgage servicing rights	(35,743)	108,649
Valuation adjustment of mortgage loans held for sale	61,634	(31,025)
Unrealized gain on derivatives	(43,001)	(30,290)
Amortization of right-of-use assets	3,779	5,321
Provision for investor reserves	2,348	2,151
Provision for foreclosure losses	2,462	1,924
Valuation adjustment of contingent liabilities due to acquisitions	6,620	9,007
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(355,157)	(170,948)
Deferred income taxes	43,262	(26,187)
Other	519	(105)
Benefit from investor reserves	(2,006)	(768)
Foreclosure loss reserve	(1,514)	(800)
Stock-based compensation	1,632	—
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(9,815,270)	(5,620,167)
Proceeds on sale of and payments from mortgage loans held for sale	10,131,643	5,561,492
Accounts and interest receivable	4,216	7,884
Other assets	(2,936)	(5,324)
Mortgage servicing rights	(103,976)	(42,461)
Accounts payable and accrued expenses	2,659	(4,129)
Accrued compensation and benefits	(30,520)	(86)
Income taxes	9,866	22,006
Contingent liability payments	(8,146)	(788)
Operating lease liabilities	(3,854)	(5,250)
Deferred compensation plan liability	3,756	(799)
Proceeds from real estate owned conveyed to HUD	55	994
Purchase and advances of real estate owned	(237)	(408)
Net cash provided by (used in) operating activities	34,349	(231,206)
Cash flows from investing activities
Proceeds from the sale of property and equipment	—	16
Purchase of property and equipment	(667)	(2,398)
Payment made on behalf of affiliate	—	(12,011)
Net cash used in investing activities	(667)	(14,393)
Cash flows from financing activities
Borrowings on warehouse lines of credit	9,558,537	5,644,903
Repayments on warehouse lines of credit	(9,630,640)	(5,340,088)
Borrowings on MSR notes payable	23,500	45,000
Repayments on MSR notes payable	(4,250)	(75,000)
Contingent liability payments	—	(1,617)

Net change in notes payable	(501)	(486)
Dividends paid	—	(10,000)
Net cash (used in) provided by financing activities	(53,354)	262,712
(Decrease) increase in cash, cash equivalents and restricted cash	(19,672)	17,113
Cash, cash equivalents and restricted cash, beginning of period	339,633	106,735
Cash, cash equivalents and restricted cash, end of period	$319,961	$123,848

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$315,450	$116,650
Restricted cash	4,511	7,198
Total cash, cash equivalents and restricted cash	$319,961	$123,848
Supplemental information
Cash paid for interest, net	$12,349	$8,599
Cash paid for taxes, net of refunds	$(124)	$—
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except as otherwise indicated)
(Unaudited)
NOTE 1 - BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES
Guild Holdings Company, including our consolidated subsidiaries (collectively, “Guild”, the “Company”, “we”, “us” or “our”) originates, sells, and services residential mortgage loans within the United States.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. The Company follows the same accounting policies for preparing quarterly and annual reports.
Principles of Consolidation
The Company has one wholly owned subsidiary, Guild Mortgage Company LLC ("GMC"), which through its direct subsidiaries, conducts the Company’s mortgage banking operations. GMC wholly owns Guild Administration Corp., Mission Village Insurance Agency, Guild Insurance, LLC and Guild Financial Express, Inc. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions, actual results could materially differ from those estimates.
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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock units (“RSUs”) is based on the value of the Company’s common stock on the date of grant. Stock-based compensation is included in salaries, incentive compensation and benefits. See Note 12 for additional information.

Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $1.7 billion at March 31, 2021 and December 31, 2020.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 35-40). This update provides guidance on accounting for a cloud computing arrangement that includes a license to internal-use software. This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract which would generally mean to expense the service as incurred. We adopted ASU 2018-15 on January 1, 2021 on a prospective basis and the adoption did not have a material impact on our financial statements.
NOTE 2 - FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized within a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The categorization of assets and liabilities measured at fair value within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:
•Level One - Level One inputs are unadjusted, quoted prices in active markets for identical assets or liabilities which the Company has the ability to access at the measurement date.
•Level Two - Level Two inputs are observable for that asset or liability, either directly or indirectly, and include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, observable inputs for the asset or liability other than quoted prices and inputs derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified contractual term, the inputs must be observable for substantially the full term of the asset or liability.
•Level Three - Level Three inputs are unobservable inputs for the asset or liability that reflect the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At March 31, 2021 and December 31, 2020, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:

Trading Securities — Trading securities are classified within Level One of the valuation hierarchy. Valuation is based upon quoted prices for identical instruments traded in active markets. Level One trading securities include securities traded on active exchange markets, such as the New York Stock Exchange. Trading securities are included within prepaid expenses and other assets in the Condensed Consolidated Balance Sheets.
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of March 31, 2021 and December 31, 2020, was 92.2% and 87.8%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
Forward Delivery Commitments — Forward delivery commitments are classified within Level Two of the valuation hierarchy. Forward delivery commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. The fair value of forward delivery commitments is primarily based upon the current agency mortgage-backed security market to-be-announced pricing specific to the loan program, delivery coupon and delivery date of the trade. Best efforts sales commitments are also entered into for certain loans at the time the borrower commitment is made. These best-efforts sales commitments are valued using the committed price to the counterparty against the current market price of the IRLC or mortgage loan held for sale.
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

The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. For the three months ended March 31, 2021 and 2020, the range of the risk adjusted discount rate was 8.0% - 20.0%, with a median of 15.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$91	$—	$—	$91
Derivative
Forward delivery commitments	—	97,060	—	97,060
Interest rate lock commitments	—	—	38,009	38,009
Mortgage loans held for sale	—	2,345,927	—	2,345,927
Mortgage servicing rights	—	—	586,717	586,717
Total assets at fair value	$91	$2,442,987	$624,726	$3,067,804
Liabilities:
Contingent liabilities due to acquisitions	—	—	16,568	16,568
Total liabilities at fair value	$—	$—	$16,568	$16,568
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$78	$—	$—	$78
Derivative
Interest rate lock commitments	—	—	130,338	130,338
Mortgage loans held for sale	—	2,368,777	—	2,368,777
Mortgage servicing rights	—	—	446,998	446,998
Total assets at fair value	$78	$2,368,777	$577,336	$2,946,191
Liabilities:
Derivative
Forward delivery commitments	$—	$38,270	$—	$38,270
Contingent liabilities due to acquisitions	—	—	18,094	18,094
Total liabilities at fair value	$—	$38,270	$18,094	$56,364

The table below presents a reconciliation of Level Three assets and liabilities measured at fair value on a recurring basis for the periods ended:

	IRLCs	Contingent Liabilities
Balance at December 31, 2019	$19,922	$8,073
Net transfers and revaluation gains	81,333	—
Payments	—	(2,405)
Valuation adjustments	—	9,007
Balance at March 31, 2020	$101,255	$14,675

Balance at December 31, 2020	$130,338	$18,094
Net transfers and revaluation gains	(92,329)	—
Payments	—	(8,146)
Valuation adjustments	—	6,620
Balance at March 31, 2021	$38,009	$16,568
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three months ended March 31, 2021 and 2020.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At March 31, 2021 and December 31, 2020, the Company had the following financial asset measured at fair value on a non-recurring basis:
Ginnie Mae Loans subject to Repurchase Right — Government National Mortgage Association ("GNMA" or "Ginnie Mae") securitization programs allow servicers to buy back individual delinquent mortgage loans from the securitized loan pool once certain conditions are met. If a borrower makes no payment for three consecutive months, the servicer has the option to repurchase the delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. Under ASC 860, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. The Company records these assets and liabilities at their fair value, which is determined to be the remaining unpaid principal balance. The Company’s future expected realizable cash flows are the cash payments of the remaining unpaid principal balance whether paid by the borrower or reimbursed through a claim filed with the United States Department of Housing and Urban Development ("HUD"). The Company considers the fair value of these assets and liabilities to fall into the Level Two bucket in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets and liabilities life.
The following table summarizes the Company’s financial assets measured at fair value on a non-recurring basis at March 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$1,240,882	$—	$1,240,882
Total assets at fair value	$—	$1,240,882	$—	$1,240,882
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$1,241,726	$—	$1,241,726
Total liabilities at fair value	$—	$1,241,726	$—	$1,241,726

The following table summarizes the Company’s financial assets measured at fair value on a non-recurring basis at December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$1,275,842	$—	$1,275,842
Total assets at fair value	$—	$1,275,842	$—	$1,275,842
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$1,277,026	$—	$1,277,026
Total liabilities at fair value	$—	$1,277,026	$—	$1,277,026
Fair Value Option
The following is the estimated fair value and unpaid principal balance of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at March 31, 2021	$2,345,927	$2,332,662	$13,265
Balance at December 31, 2020	$2,368,777	$2,293,895	$74,882
_______________________________
(1)Represents the amount of gains included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.
NOTE 3 - ACCOUNTS AND INTEREST RECEIVABLE
Accounts and interest receivable consisted of the following:

	March 31, 2021	December 31, 2020
Trust advances	$34,268	$36,241
Foreclosure advances, net	3,379	2,894
Receivables related to loan sales	1,620	2,707
Other	(1,040)	1,548
Total accounts and interest receivable	$38,227	$43,390
Management has established a foreclosure reserve for estimated uncollectable balances of the foreclosure and trust advances. Management believes that substantially all other accounts and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows:

	Three Months Ended March 31,
	2021	2020
Balance — beginning of period	$12,402	$7,869
Utilization of foreclosure reserve	(1,514)	(800)
Provision charged to operations	2,462	1,924
Balance — end of period	$13,350	$8,993

NOTE 4 - OTHER ASSETS
Other assets consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid expenses	$15,831	$16,652
Company owned life insurance	34,174	29,910
Property and equipment, net	13,786	14,773
Right-of-use assets	83,222	87,508
Real estate owned	1,196	1,354
Trading securities	91	78
Total other assets	$148,300	$150,275
Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Computer equipment	$22,980	$22,946
Furniture and equipment	18,344	18,301
Leasehold improvements	12,153	12,307
Internal-use software in production	1,656	1,716
Internal-use software	6,258	5,639
Property and equipment, gross	61,391	60,909
Accumulated depreciation	(47,605)	(46,136)
Property and equipment, net	$13,786	$14,773
Depreciation and amortization expense for property and equipment was $1.7 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.
NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. The Company’s derivative instruments are not designated as hedging instruments; therefore, changes in fair value are recorded in current period earnings. Hedging gains and losses are included in loan origination fees and gain on sale of loans, net in the Condensed Consolidated Statements of Income (Loss).
Net unrealized hedging gains were as follows:

	Three Months Ended March 31,
	2021	2020
Unrealized hedging gains	$43,001	$30,290
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at March 31, 2021 and December 31, 2020:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2021
IRLCs	$4,021,335	$38,009	$—
Forward commitments	$4,396,480	$97,060	$—
Balance at December 31, 2020
IRLCs	$5,151,179	$130,338	$—
Forward commitments	$5,480,491	$—	$38,270
The Company had an additional $1.1 billion and $895.2 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at March 31, 2021 and December 31, 2020, respectively. The Company also had $1.4 billion and $908.0 million in closed hedge instruments not yet settled at March 31, 2021 and December 31, 2020, respectively. See Note 2 for fair value disclosure of the derivative instruments.
The following table presents the quantitative information about IRLCs and the fair value measurements:

	March 31, 2021	December 31, 2020
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (92.2%)	0% - 100% (87.8%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the periods ended March 31, 2021 and 2020.
The table below represents financial liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
March 31, 2021
Forward delivery commitments	$100,931	$(1,256)	$99,675
Best efforts sales commitments	(2,615)	—	(2,615)
Total assets	$98,316	$(1,256)	$97,060
December 31, 2020
Forward delivery commitments	$(54,419)	$4,825	$(49,594)
Best efforts sales commitments	(3,656)	—	(3,656)
Margin calls	14,980	—	14,980
Total liabilities	$(43,095)	$4,825	$(38,270)

NOTE 6 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows:

	Three Months Ended March 31,
	2021	2020
Balance — beginning of period	$446,998	$418,402
MSRs originated	103,976	42,461
Changes in fair value:
Due to collection/realization of cash flows	(44,862)	(22,510)
Due to changes in valuation model inputs or assumptions	80,605	(86,139)
Balance — end of period	$586,717	$352,214
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs:

	March 31, 2021	December 31, 2020
Unobservable Input	Range (Weighted Average)
Discount rate	9.2% - 15.5% (10.0%)	9.2% - 15.5% (10.0%)
Prepayment rate	9.0% - 28.1% (13.1%)	10.0% - 38.8% (18.2%)
Cost to service (per loan)	$71.8 - $261.3 ($91.6)	$71.0 - $409.4 ($92.5)
At March 31, 2021 and December 31, 2020, the MSRs had a weighted average life of approximately 6.1 years and 5.1 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Servicing fees from servicing portfolio	$43,856	$37,076
Late fees	1,069	1,701
Other ancillary servicing revenue (expense)	274	(245)
Total loan servicing and other fees	$45,199	$38,532
At March 31, 2021 and December 31, 2020, the unpaid principal balance of mortgage loans serviced totaled $63.6 billion and $60.8 billion, respectively. Conforming conventional loans serviced by the Company are sold to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the Federal Housing Association ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA").
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at March 31, 2021 and December 31, 2020, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2021
Mortgage servicing rights	$(38,692)	$(71,688)	$(25,906)	$(45,594)	$(12,565)	$(20,447)
December 31, 2020
Mortgage servicing rights	$(36,117)	$(66,419)	$(18,638)	$(32,312)	$(10,334)	$(16,700)
NOTE 7 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is set forth below:

	Three Months Ended March 31,
	2021	2020
Balance at the beginning of period	$2,368,777	$1,504,842
Origination of mortgage loans held for sale	9,815,270	5,620,167
Proceeds on sale of payments from mortgage loans held for sale	(10,131,643)	(5,561,492)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	355,157	170,948
Valuation adjustment of mortgage loans held for sale	(61,634)	31,025
Balance at the end of period	$2,345,927	$1,765,490
At March 31, 2021, mortgage loans held for sale included unpaid principal balances of the underlying loans of $2.3 billion and had a fair value of $2.3 billion. At December 31, 2020, mortgage loans held for sale included unpaid principal balances of the underlying loans of $2.3 billion and had a fair value of $2.4 billion.
NOTE 8 - INVESTOR RESERVES
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
The activity of the investor reserves was as follows:

	Three Months Ended March 31,
	2021	2020
Balance — beginning of period	$14,535	$16,521
Benefit from investor reserves	(2,006)	(768)
Provision for investor reserves charged to operations	2,348	2,151
Balance — end of period	$14,877	$17,904

NOTE 9 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at March 31, 2021 and December 31, 2020. Changes subsequent to March 31, 2021 have been described in the notes referenced with the below table.

	Maturity as of March 31, 2021	March 31, 2021	December 31, 2020
$800 million master repurchase facility agreement(1)	January 2022	$353,809	$442,593
$250 million master repurchase facility agreement(2)	September 2021	169,473	148,011
$500 million master repurchase facility agreement(3)	February 2022	424,687	541,074
$200 million master repurchase facility agreement(4)	May 2021	171,491	187,214
$300 million master repurchase facility agreement(5)	September 2021	223,600	232,272
$500 million master repurchase facility agreement(6)	July 2021	417,250	464,355
$200 million master repurchase facility agreement(7)	April 2021	136,116	104,880
$250 million master repurchase facility agreement(8)	N/A	154,616	—
$75 million master repurchase facility agreement(9)	March 2024	22,439	25,185
		2,073,481	2,145,584
Prepaid commitment fees		(2,148)	(2,141)
Net warehouse lines of credit		$2,071,333	$2,143,443
______________________________
(1)The variable interest rate is calculated using a base rate tied to LIBOR, the Eurodollar, or an alternative base rate with a floor of 0.75%, plus the applicable interest rate margin.
(2)The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $1.25 million.
(3)The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. In February 2021 this facility was reduced to $500.0 million and requires a minimum deposit to $2.5 million.
(4)The variable interest rate is calculated using a base rate plus LIBOR, with a floor of 1.525% plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000. Subsequent to March 31, 2021, this facility was amended with a maturity date of June 2021.
(5)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 0.40%, plus the applicable interest rate margin.
(6)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 0.75%, plus the applicable interest rate margin.
(7)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 1.75%, plus the applicable interest rate margin. Subsequent to March 31, 2021, this facility was amended with a maturity date of June 2021.
(8)This facility agreement was effective January 2021. The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This facility’s maturity date is 30 days from written notice by either the financial institution or the Company.
(9)The interest rate on this facility is 3.375%. This facility was opened in 2020 and is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to 4 years. Subsequent to March 31, 2021, the Company completed a buyout extending the maturity to March 2025.
The weighted average interest rate for warehouse lines of credit was 2.44% and 2.52% at March 31, 2021 and December 31, 2020, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company intends to renew existing warehouse lines prior to expiration. If those lines are not renewed or replaced, that could have a negative impact on the Company’s ability to continue funding new loans. The Company had cash balances of $131.1 million and $15.6 million in its warehouse buy down accounts as offsets to certain lines of credit at March 31, 2021 and December 31, 2020, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum current ratio, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At March 31, 2021 and December 31, 2020, management believes the Company was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (ASAP). The Company can elect to assign FNMA MBS trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of March 31, 2021 and December 31, 2020.
NOTE 10 - NOTES PAYABLE
Revolving Notes:
In January 2014, the Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate plus the applicable margin, with a floor of 4.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 70% of the available facility. In June 2020, the Company amended and restated the agreement and the revolving note was increased to a maximum committed amount of $135.0 million. The agreement also allows for the Company to increase the committed amount up to $200.0 million. The revolving note is currently scheduled to expire in June 2022. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At March 31, 2021 and December 31, 2020, the Company had $45.0 million in outstanding borrowings on this credit facility.
In July 2017, the Company entered into an agreement for a revolving note of up to $25.0 million from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. In July 2018, the Company amended the agreement to increase the revolving note up to $50.0 million. In July 2020, the Company amended the agreement by extending the expiration date to July 2021 and increasing the revolving note up to $65.0 million. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate with a floor of 0.75% plus the applicable margin. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At March 31, 2021 and December 31, 2020, the Company had $20.0 million in outstanding borrowings on this credit facility.
Term Note:
In January 2014, the Company entered into a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. In March 2021, the term note was amended and restated, at which time there was an outstanding amount of $76.5 million. The outstanding amount of $76.5 million was rolled into a new term note with a commitment of $125.0 million. The note allows for the committed amount to be increased to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures on March 25, 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee equal to 0.375% of the average daily unadvanced amount, which is the difference between the committed amount and the amount outstanding. This fee is paid quarterly. At March 31, 2021 and December 31, 2020, the Company had an outstanding balance of $100.0 million and $80.8 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of March 31, 2021 are as follows:

2022	$15,000
2023	20,000
2024	65,000
Total	$100,000
NOTE 11 - EARNINGS PER SHARE
Prior to our initial public offering ("IPO") in October 2020, the Guild Mortgage Company LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the user of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to October 22, 2020.
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
The following table sets forth the components of basic and diluted earnings per share:

Three Months Ended March 31, 2021
Net income available for Class A and Class B Common Stock	$160,604

Weighted-average shares outstanding, Class A Common Stock	19,667
Weighted-average shares outstanding, Class B Common Stock	40,333
Weighted-average shares outstanding - basic	60,000

Add dilutive effects of non-vested shares of restricted stock - Class A	211
Weighted-average shares outstanding - diluted	60,211

Basic earnings per share:
Class A and Class B Common Stock	$2.68
Diluted earnings per share:
Class A and Class B Common Stock	$2.67
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
NOTE 12 - STOCK-BASED COMPENSATION
Stock-Based Compensation
The Company’s stock-based compensation arrangements include grants of restricted stock units under the 2020 Omnibus Incentive Plan. The stock-based compensation costs recognized during the three months ended March 31, 2021 was $1.6 million and is included in salaries, incentive compensation and benefits. As of March 31, 2021, there was approximately

$18.9 million of unrecognized compensation costs related to non-vested restricted stock units, which we expect to recognize over the next 3.4 years.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at March 31, 2021 and December 31, 2020 were approximately $4.0 billion and $5.2 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at March 31, 2021 and December 31, 2020 were approximately $4.4 billion and $5.5 billion, respectively.
Legal
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 14 - MINIMUM NET WORTH REQUIREMENTS
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
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
•Base of $2,500 plus 25 basis points of outstanding UPB for total loans serviced.
•Adjusted/Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.
The minimum net worth requirement for Ginnie Mae is defined as follows:
•Base of $2,500 plus 35 basis points of the issuer’s total single-family effective outstanding obligations.
•Adjusted/Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.
Minimum Capital Ratio
•For Fannie Mae, Freddie Mac and Ginnie Mae the Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
•3.5 basis points of total Agency servicing.
•Incremental 200 basis points of total nonperforming Agency, measured as 90 plus day delinquencies, servicing in excess of 6% of the total Agency servicing UPB.

•Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1,000 or 10 basis points of our outstanding single-family MBS.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $78,064 as of December 31, 2020. As of December 31, 2020, the Company was in compliance with this requirement.
NOTE 15 - SEGMENTS
ASC 280, Segment Reporting, establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments — Origination and Servicing.
Origination — The Company operates its loan origination business throughout the United States. Its licensed sales professionals and support staff cultivate deep relationships with referral partners and clients and provide a customized approach to the loan transaction whether it is a purchase or refinance. The origination segment is primarily responsible for loan origination, acquisition and sale activities.
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of March 31, 2021 the Company serviced at least one loan in forty-seven different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build long standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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

The following table presents the financial performance and results by segment for the three months ended March 31, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$444,797	$1,792	$446,589	$—	$446,589
Loan servicing and other fees	—	45,199	45,199	—	45,199
Valuation adjustment of mortgage servicing rights	—	35,743	35,743	—	35,743
Interest income (expense)	2,846	(2,861)	(15)	(1,398)	(1,413)
Other income, net	—	22	22	47	69
Net revenue	447,643	79,895	527,538	(1,351)	526,187
Expenses
Salaries, incentive compensation and benefits	250,815	7,213	258,028	8,696	266,724
General and administrative	22,638	1,856	24,494	2,412	26,906
Occupancy, equipment and communication	13,173	1,108	14,281	551	14,832
Depreciation and amortization	893	190	1,083	571	1,654
Provision for foreclosure losses	—	2,462	2,462	—	2,462
Income tax expense	—	—	—	53,005	53,005
Net income (loss)	$160,124	$67,066	$227,190	$(66,586)	$160,604
The following table presents the financial performance and results by segment for the three months ended March 31, 2020:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$238,802	$1,059	$239,861	$—	$239,861
Loan servicing and other fees	—	38,532	38,532	—	38,532
Valuation adjustment of mortgage servicing rights	—	(108,649)	(108,649)	—	(108,649)
Interest income (expense)	2,220	37	2,257	(2,190)	67
Other income, net	5	1	6	383	389
Net revenue	241,027	(69,020)	172,007	(1,807)	170,200
Expenses
Salaries, incentive compensation and benefits	140,006	5,686	145,692	2,321	148,013
General and administrative	19,524	1,756	21,280	945	22,225
Occupancy, equipment and communication	11,379	803	12,182	1,136	13,318
Depreciation and amortization	1,285	156	1,441	446	1,887
Provision for foreclosure losses	—	1,924	1,924	—	1,924
Income tax benefit	—	—	—	(4,181)	(4,181)
Net income (loss)	$68,833	$(79,345)	$(10,512)	$(2,474)	$(12,986)

NOTE 16 - SUBSEQUENT EVENTS

Acquisition

On May 10, 2021, the Company entered into a definitive agreement to acquire Residential Mortgage Services, Inc. ("RMS") for a purchase price of approximately $196.7 million, subject to customary purchase price adjustments and closing conditions. The purchase price will be financed with a combination of existing cash resources and the issuance of the Company’s Class A common shares. The acquisition is expected to close in the third quarter of 2021, although there can be no assurance that the closing of the acquisition will occur by such time. Either party may terminate the acquisition agreement.

Common Stock Cash Dividends Declared

On May 6, 2021, the Company's Board of Directors declared a special cash dividend of $1.00 per share on its Class A and Class B common stock, payable on May 28, 2021, to stockholders of record on May 21, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, including the condensed consolidated financial statements and related notes thereto included in Part I, Item 1. The following discussion includes forward-looking statements that reflect our plans, estimates and assumptions and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020. See also “Cautionary Note Regarding Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section.
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

Executive Summary of Results of Operations for Periods Presented
We generated significant revenue and net income growth primarily due to an increase in origination volume, increased profit margins on overall loan sales to investors and declines in interest rates. As consumer demand for refinancing increased, our gain on sale margins increased.
For the three months ended March 31, 2021, we originated $9.8 billion of mortgage loans compared to $5.8 billion for the three months ended March 31, 2020, primarily due to decreased interest rates, which led to an increase in origination volume across the U.S. mortgage market. Our servicing portfolio as of March 31, 2021 was $62.9 billion of UPB compared to $50.1 billion of UPB as of March 31, 2020, with the average size of the portfolio increasing 23.5% over that time. We generated $160.6 million of net income for the three months ended March 31, 2021 compared to a loss of $13.0 million for the three months ended March 31, 2020. We generated $106.4 million of Adjusted Net Income for the three months ended March 31, 2021 compared to $57.9 million for the three months ended March 31, 2020 and we generated $144.3 million of Adjusted EBITDA for the three months ended March 31, 2021 compared to $82.0 million for the three months ended March 31, 2020. Please see “—Non-GAAP Financial Measures” for further information regarding our use of non-GAAP measures and reconciliations to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The above-described increase in net income, Adjusted Net Income and Adjusted EBITDA was primarily due to the increase in loan origination fees and gain on sale of loans, net of $206.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in loan origination fees and gain on sale of loans, net was driven by the increase in origination volume described above, as well as an increase in gain on sale margins on originated loans, which increased 39 basis points or 9.3% for the three months ended March 31, 2021 compared to the same period in 2020. This increase in gain on sale margins was primarily due to low interest rates and increased demand for mortgage financing. Our increased origination volume also resulted in an increase in variable salaries, incentive compensation and benefits expense of $118.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net income includes a gain of $35.7 million due to an increase in the fair value of our MSRs resulting from an increase in projected duration of cash flow collections during the period. Comparatively, for the three months ended March 31, 2020, we recognized a loss of $108.6 million due to a decrease in the fair value of MSRs. According to the Mortgage Finance Forecast from the Mortgage Bankers Association (the “MBA Mortgage Finance Forecast”), average 30-year mortgage rates increased by 10 basis points during the three months ended March 31, 2021 and decreased by 20 basis points during the three months ended March 31, 2020. An increase in mortgage rates generally results in lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.

Management believes that maintaining both an origination segment and a servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, compared to other industry participants that predominately focus on either origination or servicing, instead of both. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. During the three months ended March 31, 2021, we had a 25% purchase recapture rate, a 69% refinance recapture rate and a 65% overall recapture rate, compared to 25%, 63% and 58%, respectively, for the three months ended March 31, 2020. Recapture rate is calculated as the UPB of our clients that originated a new mortgage with us in a given period, divided by the UPB of our clients that paid off their existing mortgage and originated a new mortgage in the same period. Purchase recapture is calculated based on those clients who originate a new mortgage for the purchase of a home, and refinance recapture is calculated based on those clients who originate a new mortgage to refinance an existing mortgage. Overall recapture rate is calculated as the total of our clients that originate a new mortgage with us divided by the total of our clients that paid off their existing mortgage and originated a new mortgage. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons.
Recent Developments
COVID-19 Pandemic
Business Operations and Liquidity
We continue to closely monitor the economic impact resulting from the COVID-19 pandemic. Although we experienced record origination volume and increased profit margins in our origination segment during the year ended December 31, 2020 and the three months ended March 31, 2021, the COVID-19 pandemic has had a slight negative impact on the financial results of our servicing segment. The federal government enacted the CARES Act, which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. In February 2021, the Federal Housing Finance Agency, the Department of Housing and Urban Development, the Department of Veterans Affairs, and the Department of Agriculture announced an extension of the forbearance period of three to six months depending on the loan type. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we have recorded and expect to record additional increases in delinquencies in our servicing portfolio. As of March 31, 2021, the 60-plus day delinquency rate on our servicing portfolio was 3.1%, compared to a 60-plus day delinquency rate of 3.5% as of December 31, 2020. The 60-plus day delinquency rate in the U.S. mortgage market as of March 31, 2021 was 5.0%, according to the Mortgage Bankers Association. This increased delinquency rate on our servicing portfolio may require us to finance substantial amounts of advances of principal and interest, property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. We have increased our provision for foreclosure losses due to this increased delinquency rate, and increased our estimated per-loan losses due to expected longer foreclosure times as described further below. These advances and payments, coupled with increased servicing costs and lower servicing revenue, have negatively affected and will continue to negatively affect our cash position. We continuously monitor the requirements around these advances and how, if at all, they impact our liquidity. Additionally, we are currently prohibited from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings. As a result, we expect the effects of the CARES Act forbearance requirements and the subsequent federal forbearance programs to reduce our servicing income and increase our servicing expenses.
As of April 30, 2021, approximately 2.7% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 4.5%, as reported by the Mortgage Bankers Association and, as of March 31, 2021, approximately 2.9% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 4.9%, as reported by the Mortgage Bankers Association. Of the 2.7% of the loans in our servicing portfolio that had elected forbearance as of April 30, 2021, approximately 12.3% remained current on their April payments and, of the 2.9% of the loans in our servicing portfolio that had elected forbearance as of March 31, 2021, approximately 13.0% remained current on their March payments. We believe our portfolio has performed better than the industry average because of our in-house servicing capabilities and timely response to the COVID-19 pandemic and that our performance is a testament to the strength of our client relationships. Our in-house servicing team and local loan officers continue to work with our clients to understand forbearance plans and determine the best paths forward for their unique circumstances. By maintaining relationships with our clients throughout the loan lifecycle, and supporting our clients during times of uncertainty, we position ourselves to capture future business.

Servicing Portfolio Forbearance
(as of period end)

Source: Mortgage Bankers Association.
Increased Liquidity
During the first quarter of 2021, to support our increased loan origination volume, we added one additional loan funding facility with a total facility size of $250.0 million. As of March 31, 2021, the aggregate available amount under our loan facilities was approximately $3.1 billion. See “—Liquidity, Capital Resources and Cash Flows” for further information regarding our funding facilities.
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
Our Components of Revenue
Loan origination fees and gain on sale of loans, net — This represents all income recognized from the time when a loan is originated until the time when a loan is subsequently sold to an investor and includes cash and non-cash components. Each component is described below:
•Gain (loss) on sale of loans — Net proceeds from the difference between the quoted loan price committed to the client and the price received from the investor at loan sale, net of miscellaneous investor fees charged.
•Loan origination fees — Fees collected from the client, which typically include processing, underwriting, funding, credit report, tax service, flood certification and appraisal fees, net of any associated third-party costs.
•The fair value of the MSRs at time of sale — After a loan for which we continue to act as the servicer is sold to an investor, we record the value of the MSR at fair value. Fair value is estimated based on the present value of future cash flows. We utilize a third-party valuation service to determine this estimated value based on variables such as contractual servicing fees, ancillary fees, estimated prepayment speeds, discount rate and the cost to service.
•Changes in the fair value of IRLC and MLHS — When the client accepts an interest rate lock, we record the estimated fair value of the loan. We also evaluate several factors to determine the likelihood of the loan closing and discount the value of any interest rate lock commitments (“IRLCs”) we consider having a lower probability of closing. The probability of the loan ultimately closing changes as the stage of the loan progresses from application to underwriting submission, loan approval and funding. Loans that close and are held for sale are commonly referred to as mortgage loans held for sale or “MLHS.” MLHS are also recorded at fair value. We typically determine the fair value of our MLHS based on investor committed pricing;

however, we determine the fair value of any MLHS that is not allocated to a commitment based on current delivery trade prices.
•Changes in the fair value of forward delivery commitments — We enter into forward delivery commitments to hedge against changes in the interest rates associated with our IRLCs and MLHS. Our hedging policies are set by our risk management function and are monitored daily. Typically, when the fair value of an IRLC or MLHS increases, the fair value of any related forward contract decreases.
•Provision for investor reserves — At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. We estimate the potential for these losses based on our recent and historical loan repurchase and indemnification experience and our success rate on appeals. We also screen market conditions for any indications of a rise in delinquency rates, which may result in a heightened exposure to loss.
•Early pay-off fees — The amount of gain on sale premium received from the investors who purchase our loans that we must return to those investors when loans sold to them are repaid before a specified point in time.
Loan servicing and other fees — Loan servicing and other fees consist of:
•Loan servicing income — This represents the contractual fees that we earn by servicing loans for various investors. Fees are calculated based on a percentage of the outstanding principal balance and are recognized into revenue as related payments are received.
•Other ancillary fees — We may also collect other ancillary fees from the client, such as late fees and nonsufficient funds fees.
•Impound interest — We are required to pay interest to our clients annually based on the average escrow account balances that we hold in trust for the payment of their property taxes and insurance.
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
Key Performance Indicators
Management reviews several key performance indicators to evaluate our business results, measure our performance and identify trends to inform our business decisions. Summary data for these key performance indicators is listed below. Please refer to “Results of Operations” for additional metrics that management reviews in conjunction with the condensed consolidated financial statements.

	Three Months Ended March 31,		Change	% Change
($ and units in thousands)	2021	2020
Origination Data
$ Total in-house origination(1)	$9,768,037	$5,744,246	$4,023,791	70.0%
# Total in-house origination	35	21	14	66.7%
$ Retail in-house origination	$9,484,695	$5,546,317	$3,938,378	71.0%
# Retail in-house origination	33	20	13	65.0%
$ Retail brokered origination(2)	$13,315	$27,060	$(13,745)	(50.8)%
Total originations	$9,781,352	$5,771,306	$4,010,046	69.5%
Gain on sale margin (bps)(3)	457	418	39	9.3%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	480	299	181	60.5%
30-year conventional conforming par rate(5)	2.9%	3.5%	(0.6)%	(17.1)%
Servicing Data
UPB (period end)(6)	$62,891,262	$50,117,988	$12,773,274	25.5%
Loans serviced (period end)	280	240	40	16.7%
MSR multiple (period end)(7)	3.2	2.1	1.1	52.4%
Weighted average coupon rate	3.5%	4.1%	(0.6)%	(14.6)%
Loan payoffs(8)	$5,825,554	$3,097,453	$2,728,101	88.1%
Loan delinquency rate 60-plus days (period end)	3.1%	1.4%	1.7%	121.4%
__________________________
(1)Includes retail and correspondent loans and excludes brokered loans.
(2)Brokered loans are defined as loans we originate in the retail channel that are processed by us but underwritten and closed by another lender. These loans are typically for products we choose not to offer in-house.

(3)Represents loan origination fees and gain on sale of loans, net divided by total in-house origination to derive basis points.
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 92.2% and 86.9% for the three months ended March 31, 2021 and 2020, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume for the three months ended March 31, 2021 and 2020, see “—Results of Operations for the Three Months Ended March 31, 2021 and 2020—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Excludes subserviced portfolio of $729.7 million and $1.2 billion as of March 31, 2021 and 2020, respectively.
(7)Represents a metric used to determine the relative value of our MSRs in relation to our annualized retained servicing fee. It is calculated by dividing (a) the fair market value of our MSRs as of a specified date by (b) the weighted average annualized retained servicing fee for our servicing portfolio as of such date. We exclude purchased MSRs from this calculation because our servicing portfolio consists primarily of originated MSRs and, consequently, purchased MSRs do not have a material impact on our weighted average service fee.
(8)Represents the gross amount of UPB paid off from our servicing portfolio.
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented Adjusted Net Income, Adjusted EBITDA and Adjusted Return on Equity, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.
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
Adjusted Return on Equity. We define Adjusted Return on Equity as Adjusted Net Income as a percentage of average beginning and ending stockholders’ equity during the period. For periods of less than one year, Return on Equity and Adjusted Return on Equity are shown on an annualized basis.
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

Reconciliation of Net Income (Loss) to Adjusted Net Income	Three Months Ended March 31,
($ in thousands)	2021	2020
Net income (loss)	$160,604	$(12,986)
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(80,605)	86,139
Change in fair value of contingent liabilities due to acquisitions	6,620	9,007
Stock-based compensation	1,632	—
Tax impact of adjustments(1)	18,161	(24,262)
Adjusted Net Income	$106,412	$57,898
___________________________
(1)Implied tax rate used is 25.1% and 25.5% for the three months ended March 31, 2021 and 2020, respectively.

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three Months Ended March 31,
($ in thousands)	2021	2020
Net income (loss)	$160,604	$(12,986)
Add adjustments:
Interest expense on non-funding debt	1,397	2,162
Income tax expense (benefit)	53,005	(4,181)
Depreciation and amortization	1,654	1,887
Change in fair value of MSRs due to model inputs and assumptions	(80,605)	86,139
Change in fair value of contingent liabilities due to acquisitions	6,620	9,007
Stock-based compensation	1,632	—
Adjusted EBITDA	$144,307	$82,028

Adjusted Return on Equity Calculation	Three Months Ended March 31,
($ in thousands)	2021	2020
Numerator: Adjusted Net Income	$106,412	$57,898
Denominator: Average stockholders' equity	817,110	394,539
Adjusted Return on Equity	52.1%	58.7%
Return on Equity	78.6%	(13.2)%
The following table reconciles the valuation adjustment of mortgage servicing rights from the Company’s Condensed Consolidated Statements of Income (Loss) to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended March 31,
($ in thousands)	2021	2020
Valuation adjustment of mortgage servicing rights	$35,743	$(108,649)
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(44,862)	(22,510)
Change in fair value of MSRs due to model inputs and assumptions	$80,605	$(86,139)

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Consolidated Statement of Operations	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$446,589	$239,861	$206,728	86.2%
Loan servicing and other fees	45,199	38,532	6,667	17.3%
Valuation adjustment of mortgage servicing rights	35,743	(108,649)	144,392	132.9%
Interest income	15,098	13,001	2,097	16.1%
Interest expense	(16,511)	(12,934)	(3,577)	27.7%
Other income, net	69	389	(320)	(82.3)%
Net revenue	526,187	170,200	355,987	209.2%
Expenses
Salaries, incentive compensation and benefits	266,724	148,013	118,711	80.2%
General and administrative	26,906	22,225	4,681	21.1%
Occupancy, equipment and communication	14,832	13,318	1,514	11.4%
Depreciation and amortization	1,654	1,887	(233)	(12.3)%
Provision for foreclosure losses	2,462	1,924	538	28.0%
Total expenses	312,578	187,367	125,211	66.8%
Income before income tax expense (benefit)	213,609	(17,167)	230,776	NM
Income tax expense (benefit)	53,005	(4,181)	57,186	NM
Net income (loss)	$160,604	$(12,986)	$173,590	NM
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The table below provides additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Gain on sale of loans	$324,375	$159,222	$165,153	103.7%
Loan origination fees	26,828	15,599	11,229	72.0%
Fair value of originated MSRs	99,464	38,623	60,841	157.5%
Fair value adjustment to MLHS and IRLCs	(137,060)	79,611	(216,671)	NM
Changes in fair value of forward commitments	135,330	(51,043)	186,373	NM
Provision for investor reserves	(2,348)	(2,151)	(197)	9.2%
Total loan origination fees and gain on sale of loans, net	$446,589	$239,861	$206,728	86.2%
The table below provides additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented:

	Three Months Ended March 31,
($ and units in thousands)	2021	2020	Change	% Change
Loan origination volume by type:
Conventional conforming	$6,689,951	$3,519,178	$3,170,773	90.1%
Government	2,542,427	1,695,002	847,425	50.0%
State housing	315,946	350,612	(34,666)	(9.9)%
Non-agency	219,713	179,454	40,259	22.4%
Total in-house originations(1)	$9,768,037	$5,744,246	$4,023,791	70.0%
Brokered loans	$13,315	$27,060	$(13,745)	(50.8)%
Total originations	$9,781,352	$5,771,306	$4,010,046	69.5%
In-house loans closed	35	21	14	66.7%
Average loan amount	$279	$274	$5	1.8%
Purchase	37.1%	49.8%	(12.7)%	(25.5)%
Refinance	62.9%	50.2%	12.7%	25.3%
Service retained(2)	94.2%	72.4%	21.8%	30.1%
Service released(3)	5.8%	27.6%	(21.8)%	(79.0)%
Gain on sale margin (bps)(4)	457	418	39	9.3%
Total locked volume(5)	$10,098,414	$9,226,281	$872,133	9.5%
Pull-through adjusted locked volume(6)	$9,311,747	$8,021,328	$1,290,419	16.1%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	480	299	181	60.5%
Weighted average loan-to-value	77.6%	82.6%	(5.0)%	(6.1)%
Weighted average credit score	764	753	11	1.5%
Weighted average note rate	2.8%	3.7%	(0.9)%	(24.3)%
Days application to close	60	42	18	42.9%
Days close to purchase by investors	15	15	—	—%
Purchase recapture rate	24.5%	25.2%	(0.7)%	(2.8)%
Refinance recapture rate	68.7%	63.3%	5.4%	8.5%
___________________________
(1)Includes retail and correspondent loans and excludes brokered loans.
(2)Represents loans sold for which we continue to act as the servicer.
(3)Represents loans sold for which we do not continue to act as the servicer.
(4)Represents loan origination fees and gain on sales of loans, net divided by total in-house origination to derive basis points.
(5)Total locked volume represents the aggregate dollar value of the potential loans for which the Company has agreed to extend credit to consumers at specified rates for a specified period of time, subject to certain contingencies that are described in the IRLCs between the Company and each of those consumers. The total locked volume for a given period is representative of the IRLCs that the Company has initially entered into during that period.
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 92.2% and 86.9% for the three months ended March 31, 2021 and March 31, 2020, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
The increase in gain on sale of loans was primarily driven by a $4.2 billion or 76.3% increase in loan sales for the period. Additionally, gain on sale margins increased 39 basis points or 9.3% and gain on sale margins on pull-through adjusted locked volume increased 181 basis points or 60.5%.
The increase in the initial fair value recorded for our originated MSRs was primarily caused by an increase in our origination volume, as well as an increase in the percentage of our loans sold for which we continued to act as the servicer (i.e., on a “service retained” basis).

We experienced adjustments to the recorded fair value of our MLHS and IRLCs, net of any related changes in the recorded fair value of our forward delivery commitments. Average 30-year mortgage rates increased by 10 basis points during the three months ended March 31, 2021, compared to a 20 basis point decrease during the three months ended March 31, 2020. Generally, as interest rates increase, the fair value of our MLHS and IRLCs decreases and the fair value of our forward delivery commitments increases.
Loan Servicing and Other Fees
The table below provides additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Servicing fee income	$43,856	$37,076	$6,780	18.3%
Other ancillary fees	1,271	1,653	(382)	(23.1)%
Loan modification fees	435	199	236	118.6%
Interest on impound accounts	(363)	(396)	33	(8.3)%
Total servicing fees	$45,199	$38,532	$6,667	17.3%
The table below provides additional details regarding our servicing portfolio composition and key performance indicators for the period presented.

	Three Months Ended March 31,
($ and units in thousands)	2021	2020	Change	% Change
Beginning UPB of servicing portfolio(1)	$59,969,653	$49,326,579	$10,643,074	21.6%
New UPB origination additions(2)	9,768,037	5,744,246	4,023,791	70.0%
Less:
UPB originations sold service released(3)	$554,144	$1,486,011	$(931,867)	(62.7)%
Loan payoffs	5,825,554	3,097,453	2,728,101	88.1%
Loan principal reductions	457,735	347,303	110,432	31.8%
Loan foreclosures	8,995	22,070	(13,075)	(59.2)%
Ending UPB of servicing portfolio	$62,891,262	$50,117,988	$12,773,274	25.5%
Average UPB of servicing portfolio	$61,430,458	$49,722,284	$11,708,174	23.5%
Weighted average servicing fee	0.30%	0.30%	—	0.0%
Weighted average coupon rate	3.5%	4.1%	(0.6)%	(14.6)%
Weighted average prepayment speed(4)	13.7%	23.8%	(10.1)%	(42.4)%
Weighted average credit score	682	683	(1.0)	(0.1)%
Weighted average loan age (in months)	21.5	30.0	(8.5)	(28.3)%
Weighted average loan-to-value	81.1%	84.4%	(3.3)%	(3.9)%
MSR multiple (period end)(5)	3.2	2.1	1.1	52.4%
Loans serviced (period end)	280	240	40.0	16.7%
Loans delinquent 60-plus days (period end)	8.6	3.5	5.1	145.7%
Loan delinquency rate 60-plus days (period end)	3.1%	1.4%	1.7%	121.4%
___________________________
(1)Excludes $729.7 million and $1.2 billion at March 31, 2021 and 2020, respectively, that are currently being subserviced by a third party.
(2)Includes all in-house loans originated in the period, irrespective if it is eventually sold service retained or service released.
(3)Represents loans sold for which we do not continue to act as the servicer of the loan.
(4)Represents an estimated percentage of UPB that will pay off ahead of time in each period, calculated as an annual rate. This estimate is calculated by our third-party valuation provider.
(5)Represents a metric used to determine the relative value of our MSRs in relation to our annualized retained servicing fee. It is calculated by dividing (a) the fair market value of our MSRs as of a specified date by (b) the weighted average annualized retained servicing fee for our servicing portfolio as of such date. We exclude purchased MSRs from this calculation because our servicing portfolio consists primarily of originated MSRs and, consequently, purchased MSRs do not have a material impact on our weighted average service fee.
Total loan servicing and other fees increased due to the increase in our average servicing portfolio, which increased 23.5%. Although the increase in loan servicing and other fees is directionally consistent with our average servicing portfolio growth over the same time period, we are earning slightly lower than normal servicing and ancillary fee income due to the inability to collect late charges and servicing fees for customers who have elected to accept forbearance relief  under the CARES Act. Those clients are currently not required to make their mortgage payments. In February 2021 the federal government announced an extension of the loan forbearance relief program of three to six months depending on loan type.
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
MSR valuation adjustment	$35,743	$(108,649)	$144,392	132.9%

The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. Average 30-year mortgage rates increased by 10 basis points during the three months ended March 31, 2021, compared to a 20 basis point decrease during the three months ended March 31, 2020. Additionally, the weighted average prepayment speed of loans in our servicing portfolio was 13.7% for the three months ended March 31, 2021 compared to 23.8% for the three months ended March 31, 2020, as estimated by our third-party valuation provider. A lower prepayment speed indicates that prepayments will decrease in the future, which results in an increase in the valuation adjustment.
Interest Income

Interest Income	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Interest income, funding	$12,690	$9,919	$2,771	27.9%
Interest income earnings credit	713	2,076	(1,363)	(65.7)%
Wire transfer fees	1,695	1,006	689	68.5%
Total interest income	$15,098	$13,001	$2,097	16.1%
The increase in interest income is primarily related to an increase in interest income, funding, which is partially offset by a decrease in interest income earnings credit. This is primarily due to the decrease in the weighted average note rate of originated loans from 3.7% for the three months ended March 31, 2020 to 2.8% for the three months ended March 31, 2021. Although the increase in interest income, funding is directionally consistent with our increase in origination volume of 70.0%, we are earning lower than normal interest income due to lower interest rates for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as described above.
Interest Expense

Interest Expense	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Interest expense, funding facilities	$(8,392)	$(6,998)	$(1,394)	19.9%
Interest expense, other financing	(1,598)	(2,352)	754	(32.1)%
Bank servicing charges	(3,117)	(1,664)	(1,453)	87.3%
Payoff interest expense	(3,374)	(1,877)	(1,497)	79.8%
Miscellaneous interest expense	(30)	(43)	13	(30.2)%
Total interest expense	$(16,511)	$(12,934)	$(3,577)	27.7%
Payoff interest expense increased primarily due to increased payoff volume of $2.7 billion or 88.1% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. When a client pays off their loan with us, the client pays interest only up until the date of payoff. As a seller-servicer, however, for loans sold through Agency MBS we are required to remit the full month of interest to the investors who purchase the loans we originate, even though the client will not pay a full month of interest for that month. Additionally, bank servicing charges, collateral handling fees and interest expense related to warehouse lines of credit increased due to increased origination volume for the same time period. Our warehouse lines of credit costs are generally aligned with LIBOR and therefore, as these rates decreased by 0.9% from March 31, 2020 to March 31, 2021, our cost of funds decreased accordingly.
Summary of Expenses

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Salaries, incentive compensation and benefits	$266,724	$148,013	$118,711	80.2%
General and administrative	26,906	22,225	4,681	21.1%
Occupancy, equipment and communication	14,832	13,318	1,514	11.4%
Depreciation and amortization	1,654	1,887	(233)	(12.3)%
Provision for foreclosure losses	2,462	1,924	538	28.0%
Total expenses	$312,578	$187,367	$125,211	66.8%

Salaries, Incentive Compensation and Benefits

Salaries, Incentive Compensation and Benefits	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Incentive compensation	$150,968	$78,458	$72,510	92.4%
Salaries	83,710	53,111	30,599	57.6%
Benefits	32,046	16,444	15,602	94.9%
Total salaries, incentive compensation and benefits expense	$266,724	$148,013	$118,711	80.2%
Incentive compensation expense increased due to an increase in variable incentive compensation paid to sales teams. This compensation is based on origination volume which increased 70.0% during the period, as well as management of operating expenses, which improved and resulted in increased compensation earned.
Salaries expense increased primarily because we hired additional permanent and temporary employees throughout 2020 and we paid increased variable bonus and overtime to support the increase in our origination and servicing volumes during the period.
Benefits expense increased primarily due to a $6.1 million increase in employment taxes due to increased personnel expenses. Additionally, the fair value of the deferred compensation plan for certain executive employees of the Company increased $3.5 million. Lastly, there was an increase in expense related to the Company's employee benefit plan matching.
General and Administrative

General and Administrative	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Contingent liability fair value adjustment	$6,620	$9,007	$(2,387)	(26.5)%
Professional fees	12,762	5,377	7,385	137.3%
Advertising and promotions	4,092	4,217	(125)	(3.0)%
Office supplies, travel and entertainment	2,459	2,507	(48)	(1.9)%
Miscellaneous	973	1,117	(144)	(12.9)%
Total general and administrative expense	$26,906	$22,225	$4,681	21.1%
The decrease to the contingent liability fair value adjustment was due to the completion of the earn-out period for two of our acquisitions subsequent to the three months ended March 31, 2020.
Professional fees increased primarily due to an increase of $4.7 million in third-party fees and business taxes to support the growth in our origination volume during the period. We also incurred additional legal, accounting, corporate liability insurance, and other costs related to becoming a public company.

Occupancy, Equipment and Communication

Occupancy, Equipment and Communication	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Occupancy	$8,349	$8,185	$164	2.0%
Equipment	2,215	1,632	583	35.7%
Communication	4,268	3,501	767	21.9%
Total occupancy, equipment and communication expense	$14,832	$13,318	$1,514	11.4%
Occupancy costs generally consist of fixed costs and remain consistent except for the typical increase in building rental expense each year, which is usually aligned with inflation, and except for any increases associated with new acquisitions, expansion into new territories and entry into new material building leases. Equipment and communication expense increased due to the needs of a remote working environment because of COVID-19-related restrictive measures.
Provision for Foreclosure Losses
Although we have experienced a decrease in overall foreclosure starts and sales due to the CARES Act’s foreclosure moratorium and the federal government’s subsequent extension of its mortgage forbearance programs, we have increased our foreclosure loss reserves due to increases in significant delinquencies, which are associated with higher costs. Additionally, we anticipate an increase in the time needed to complete a foreclosure due to expected delays and backlogs throughout the foreclosure process, which in turn increases our estimated per-loan losses. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Summary Results by Segment for the Three Months Ended March 31, 2021 and 2020
Our operations are comprised of two distinct but related reportable segments that we refer to as our origination and servicing segments. We operate our origination segment from approximately 200 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. Although our origination and servicing segments are separated for this presentation, management sees the two segments as intricately related and interdependent. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and that, more importantly, our servicing segment positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.
We measure the performance of our segments primarily based on their net income (loss). See below for an overview and discussion of each of our segments’ results for the three months ended March 31, 2021 and March 31, 2020. These results do not include unallocated corporate costs.

Origination

	Three Months Ended March 31,
($ and units in thousands)	2021	2020
Total in-house originations	$9,768,037	$5,744,246
Funded loans	35	21
Loan origination fees and gain on sale, net	$444,797	$238,802
Interest income	2,846	2,220
Other income, net	—	5
Net revenue	447,643	241,027
Salaries, incentive compensation and benefits	250,815	140,006
Occupancy, equipment and communication	13,173	11,379
Production technology	6,299	4,722
General and administrative	16,339	14,802
Depreciation and amortization	893	1,285
Total expenses	287,519	172,194
Net income allocated to origination	$160,124	$68,833
The increase in the origination segment's net income was primarily driven by increased revenue earned from loan origination fees and gain on sale of loans, net of $205.6 million or 86.3% for the three months ended March 31, 2021 compared to March 31, 2020. The increase in gain on sale of loans was primarily driven by a $4.2 billion or 76.3% increase in loan sales for the period. Additionally, gain on sale margins increased 39 basis points or 9.3% and gain on sale margins on pull-through adjusted locked volume increased 180 basis points or 60.4%.
Salaries, incentive compensation and benefits expense increased due to increased variable incentive compensation paid to our origination teams and our hiring of additional employees throughout 2020 to support the increase in our origination volume.
Servicing

	Three Months Ended March 31,
($ and units in thousands)	2021	2020
UPB of servicing portfolio (period end)	$62,891,262	$50,117,988
Loans serviced (period end)	280	240
Loan servicing and other fees	$45,199	$38,532
Loan origination fees and gain on sale, net	1,792	1,059
Other income, net	22	1
Total revenue	47,013	39,592
Valuation adjustment of MSRs	35,743	(108,649)
Interest (expense) income	(2,861)	37
Net revenue	79,895	(69,020)
Salaries, incentive compensation and benefits	7,213	5,686
Occupancy, equipment and communication	1,108	803
General and administrative	(235)	48
Servicing technology	2,091	1,708
Provision for foreclosure losses	2,462	1,924
Depreciation and amortization	190	156
Total expenses	12,829	10,325
Net income (loss) allocated to servicing	$67,066	$(79,345)
The increase in the servicing segment's net income was primarily driven by a $35.7 million gain to the fair value of our MSRs during the three months ended March 31, 2021 compared to a $108.6 million loss to the fair value of our MSRs during the three months ended March 31, 2020. The fair value of our MSRs generally increases as interest rates increase and as prepayments decrease. Average 30-year mortgage rates increased by 10 basis points during the three months ended March 31,

2021 compared to a decrease of 20 basis points during the three months ended March 31, 2020. Although loan servicing and other fees increased, we are earning slightly lower than normal servicing and ancillary fee income due to the inability to collect late charges and servicing fees for customers who have elected to accept forbearance relief under the CARES Act. The increase in loan servicing and other fees was partially offset by an increase in interest expense due to an increase in payoff interest expense because of an increase in loan prepayments for this time period.
Salaries, incentive compensation and benefits increased due to our hiring of additional employees throughout 2020 to support the increase in our servicing volume and those clients electing to accept forbearance relief under the CARES Act. General and administrative expenses were negative for the three months ended March 31, 2021 due to actual expenses for recording fees being lower than previously estimated accruals.
Liquidity, Capital Resources and Cash Flows
Historically, our primary sources of liquidity have included:
•cash flows from our operations, including:
◦sale of whole loans into the secondary market;
◦loan origination fees;
◦servicing fee income; and
◦interest income on MLHS;
•borrowings on warehouse lines of credit to originate mortgage loans; and
•borrowings on our MSR notes payable.
Historically, our primary uses of funds have included:
•cash flows from our operations, including but not limited to:
◦origination of MLHS;
◦payment of interest expense; and
◦payment of operating expenses;
•repayments on warehouse lines of credit;
•distributions to shareholders prior to our initial public offering; and
•acquisitions of other mortgage businesses.
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

As discussed in Note 9, Warehouse Lines of Credit to the condensed consolidated financial statements included in Part I, Item 1, as of March 31, 2021, we had nine different loan funding facilities in different amounts and with various maturities. As of March 31, 2021, the aggregate available amount under our loan facilities was approximately $3.1 billion, with combined outstanding balances of approximately $2.1 billion.
As discussed in Note 10, Notes Payable to the condensed consolidated financial statements included in Part I, Item 1, as of March 31, 2021, we had three different MSR notes payable in different amounts with different maturities. As of March 31, 2021, the aggregate available amount under our MSR notes payable was $440.0 million, with combined outstanding balances of $165.0 million and unutilized capacity of $146.1 million, based on total committed amounts and our borrowing base limitations. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of March 31, 2021, we had posted $131.1 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We have an early buyout facility that allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, at March 31, 2021, the outstanding balance on the facility was $22.4 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We believe we were in compliance with all of these covenants as of March 31, 2021 and December 31, 2020.
Our debt obligations are summarized below by facility as of March 31, 2021:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$353,809	800,000		January 2022
	169,473	250,000		September 2021
	424,687	500,000		February 2022
	171,491	200,000	(1)	May 2021
	223,600	300,000		September 2021
	417,250	500,000	(2)	July 2021
	136,116	200,000	(3)	April 2021
	154,616	250,000	(4)	N/A
Early buyout facility	22,439	75,000	(5)	March 2024
MSR notes payable	100,000	175,000	(6)	March 2024
	45,000	200,000	(7)	June 2022
	20,000	65,000		July 2021
___________________________
(1)Subsequent to March 31, 2021, this facility was amended with a maturity date of June 2021.
(2)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.

(3)Subsequent to March 31, 2021, this facility was amended with a maturity date of June 2021.
(4)This facility's maturity date is 30 days from written notice by either the financial institution or the Company.
(5)Each buyout transaction carries a maximum term of four years from the date of repurchase.
(6)Facility provides for committed amount of $125.0 million, which can be increased up to $175.0 million.
(7)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market which, in turn, could have a significant impact on our liquidity and results of operations. We believe we were in compliance with all of these covenants as of March 31, 2021 and December 31, 2020.
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
Cash Flows
Our cash flows are summarized below.

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net cash provided by (used in) operating activities	$34,349	$(231,206)
Net cash used in investing activities	(667)	(14,393)
Net cash (used in) provided by financing activities	(53,354)	262,712
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,672)	$17,113
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below.

	Three Months Ended March 31,
($ in thousands)	2021	2020
Loans held for sale	$22,850	$(260,648)
Other operating sources	11,499	29,442
Net cash provided by (used in) operating activities	$34,349	$(231,206)
Cash provided by loans held for sale increased due to a larger increase in proceeds on sale and payments from mortgage loans held for sale compared to cash used for origination of mortgage loans held for sale. The decrease in cash provided by other operating sources was primarily due to increases in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of purchases of property and equipment and acquisitions. Cash used in investing activities decreased for the three months ended March 31, 2021 compared to the same period in 2020, which was primarily due to less cash used for purchases of property and equipment and $12.0 million used for certain payments made to Guild Mortgage Company LLC’s former parent entity during the three months ended March 31, 2020, prior to our restructuring and initial public offering.
Financing activities

Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the increase in loan origination volume.

	Three Months Ended March 31,
($ in thousands)	2021	2020
Warehouse lines of credit	$(72,103)	$304,815
Other financing sources	18,749	(42,103)
Net cash (used in) provided by financing activities	$(53,354)	$262,712
The decrease in cash provided by warehouse lines of credit was primarily due to higher net repayments on our warehouse lines of credit. Cash from other financing sources increased for the three months ended March 31, 2021 compared to the same period in 2020, which was primarily driven by net borrowings of $19.3 million during the three months ended March 31, 2021 compared to net repayments of $30.0 million for the three months ended March 31, 2020 on our MSR notes payable.
Contractual Obligations
Except as disclosed in Note 13 - Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there have been no significant changes from our 2020 Annual Report on Form 10-K in our contractual obligations and commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
Our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, this Quarterly Report does not address whether there have been any changes in our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
#    This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUILD HOLDINGS COMPANY

Dated: May 11, 2021	By:	/s/ Mary Ann McGarry
	Name:	Mary Ann McGarry
	Title:	Chief Executive Officer

Dated: May 11, 2021	By:	/s/ Desiree A. Elwell
	Name:	Desiree A. Elwell
	Title:	Chief Financial Officer