Form 10-Q
period 2021-06-30
Guild Holdings Co
filed 2021-08-13
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No x
As of August 6, 2021, the registrant had 20,663,625 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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
Important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements include, but are not limited to, those factors described below under “Summary of Risk Factors” and in Part II, Item 1A. Risk Factors” in this Quarterly Report.
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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under Part II, Item 1A. “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the Securities and Exchange Commission, before making an investment decision regarding our common stock.

•The RMS acquisition may cause our financial results to differ from expectations; we may not be able to achieve anticipated benefits from the acquisition.
•COVID-19 has had, and will likely continue to have, an adverse effect on our business.
•A disruption in the secondary home loan market or our ability to sell the loans we originate could have a detrimental effect on our business.

•Macroeconomic and U.S. residential real estate market conditions could materially and adversely affect our revenue and results of operations.
•We highly depend on certain U.S. government-sponsored entities and government agencies, and any changes in these entities or their current roles could materially and adversely affect us.
•Changes in prevailing interest rates or U.S. monetary policies may have a detrimental effect on our business.
•Our servicing rights are subject to termination with or without cause.
•Our existing and any future indebtedness could adversely our liquidity and our ability to operate our business.
•A significant disruption in the technology that supports our origination and servicing platform could harm us.
•Pressure from existing and new competitors may adversely affect us.
•Our failure to maintain or grow our historical referral relationships with our referral partners may materially and adversely affect us.
•Servicing advances can be subject to delays in recovery or may not be recoverable at all.
•From time to time our estimates of the fair value of certain assets prove to be inaccurate and we are required to write them down.
•Our business may be materially and adversely affected by a cybersecurity breach or other vulnerability involving our computer systems or those of certain of our third-party service providers.
•Operating and growing our business may require additional capital that may not be available.
•We are subject to certain operational risks, including, employee or customer fraud, the obligation to repurchase sold loans in the event of a documentation error, and data processing system failures and errors.
•We are periodically required to repurchase mortgage loans, or indemnify purchasers of our mortgage loans, including if these loans fail to meet certain criteria or characteristics.
•We may fail to comply with the complex legal and regulatory framework (including state licensing requirements) governing our mortgage loan origination and servicing activities.
•We are controlled by McCarthy Capital Mortgage Investors, LLC (“MCMI”), and MCMI’s interests may conflict with our interests and the interests of our other stockholders.
•We are a “controlled company” and rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
•Our directors and executive officers have significant control over our business.
•We are a holding company and depend upon distributions from Guild Mortgage Co. to meet our obligations.
•We have a dual class common stock structure.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$322,005	$334,623
Restricted cash	4,511	5,010
Mortgage loans held for sale	2,153,990	2,368,777
Ginnie Mae loans subject to repurchase right	1,037,266	1,275,842
Accounts and interest receivable	41,256	43,390
Derivative asset	47,893	130,338
Mortgage servicing rights, net	578,690	446,998
Goodwill	62,834	62,834
Other assets	144,931	150,275
Total assets	$4,393,376	$4,818,087
Liabilities and stockholders’ equity
Warehouse lines of credit	$1,883,665	$2,143,443
Notes payable	165,000	145,750
Ginnie Mae loans subject to repurchase right	1,037,640	1,277,026
Accounts payable and accrued expenses	45,329	41,074
Accrued compensation and benefits	68,691	106,313
Investor reserves	16,827	14,535
Income taxes payable	8,717	19,454
Contingent liabilities due to acquisitions	20,416	18,094
Derivative liability	4,430	38,270
Operating lease liabilities	88,816	94,891
Note due to related party	3,634	4,639
Deferred compensation plan	98,528	89,236
Deferred tax liability	103,060	89,370
Total liabilities	3,544,753	4,082,095
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 19,666,981 shares issued and outstanding at June 30, 2021 and December 31, 2020	197	197
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at June 30, 2021 and December 31, 2020	403	403
Additional paid-in capital	22,571	18,035
Retained earnings	825,452	717,357
Total stockholders’ equity	848,623	735,992
Total liabilities and stockholders’ equity	$4,393,376	$4,818,087
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenue
Loan origination fees and gain on sale of loans, net	$330,759	$493,432	$777,347	$733,293
Loan servicing and other fees	47,652	37,778	92,851	76,310
Valuation adjustment of mortgage servicing rights	(84,789)	(96,161)	(49,046)	(204,810)
Interest income	14,635	13,948	29,734	26,949
Interest expense	(14,209)	(14,508)	(30,720)	(27,442)
Other income, net	61	608	130	997
Net revenue	294,109	435,097	820,296	605,297
Expenses
Salaries, incentive compensation and benefits	232,563	229,885	499,287	377,898
General and administrative	31,794	25,967	58,701	48,192
Occupancy, equipment and communication	14,662	13,882	29,494	27,200
Depreciation and amortization	1,608	1,806	3,262	3,693
Provision for foreclosure losses	(442)	(64)	2,019	1,860
Total expenses	280,185	271,476	592,763	458,843
Income before income tax expense	13,924	163,621	227,533	146,454
Income tax expense	4,986	40,646	57,991	36,465
Net income	$8,938	$122,975	$169,542	$109,989
Net income per share attributable to Class A and Class B Common Stock:
Basic	$0.15		$2.83
Diluted	$0.15		$2.81
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,000		60,000
Diluted	60,260		60,234
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	—	$—	—	$—	928	$93	$21,992	$383,946	$406,031
Common stock dividends ($10,772 per share)	—	—	—	—	—	—	—	(10,000)	(10,000)
Net loss	—	—	—	—	—	—	—	(12,986)	(12,986)
Balance at March 31, 2020	—	—	—	—	928	93	21,992	360,960	383,045
Net income	—	—	—	—	—	—	—	122,975	122,975
Balance at June 30, 2020	—	$—	—	$—	928	$93	$21,992	$483,935	$506,020

	Class A Shares	Class A Shares	Class B Shares	Class B Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	19,666,981	$197	40,333,019	$403	—	$—	$18,035	$717,357	$735,992
Stock-based compensation	—	—	—	—	—	—	1,632	—	1,632
Net income	—	—	—	—	—	—	—	160,604	160,604
Balance at March 31, 2021	19,666,981	197	40,333,019	403	—	—	19,667	877,961	898,228
Dividends paid on Class A and Class B common stock ($1.00 per share)	—	—	—	—	—	—	—	(60,000)	(60,000)
Dividend equivalents on unvested restricted stock units	—	—	—	—	—	—	1,447	(1,447)	—
Stock-based compensation	—	—	—	—	—	—	1,457	—	1,457
Net income	—	—	—	—	—	—	—	8,938	8,938
Balance at June 30, 2021	19,666,981	$197	40,333,019	$403	—	$—	$22,571	$825,452	$848,623
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$169,542	$109,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	3,262	3,693
Valuation adjustment of mortgage servicing rights	49,046	204,810
Valuation adjustment of mortgage loans held for sale	36,059	(43,912)
Unrealized gain (loss) on derivatives	48,605	(98,198)
Amortization of right-of-use assets	7,512	10,355
Provision for investor reserves	5,604	11,053
Provision for foreclosure losses	2,019	1,860
Valuation adjustment of contingent liabilities due to acquisitions	13,114	20,025
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(671,268)	(480,701)
Deferred income taxes	13,690	(6,567)
Other	2,580	9,302
Benefit from investor reserves	(3,312)	(3,688)
Foreclosure loss reserve	(1,631)	(1,387)
Stock-based compensation	3,089	—
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(18,077,556)	(14,615,843)
Proceeds on sale of and payments from mortgage loans held for sale	18,927,552	14,662,777
Accounts and interest receivable	1,746	9,134
Other assets	(4,244)	(6,713)
Mortgage servicing rights	(180,738)	(123,095)
Accounts payable and accrued expenses	4,255	876
Accrued compensation and benefits	(37,622)	20,050
Income taxes	(10,737)	42,398
Contingent liability payments	(10,792)	(788)
Operating lease liabilities	(4,324)	(10,320)
Deferred compensation plan liability	5,392	664
Real estate owned, net	39	298
Net cash provided by (used in) operating activities	290,882	(283,928)
Cash flows from investing activities
Proceeds from the sale of property and equipment	38	32
Purchase of property and equipment	(2,019)	(3,658)
Payment made on behalf of affiliate	—	(12,023)
Net cash used in investing activities	(1,981)	(15,649)
Cash flows from financing activities
Borrowings on warehouse lines of credit	17,569,580	14,261,034
Repayments on warehouse lines of credit	(17,829,843)	(13,874,930)
Borrowings on MSR notes payable	23,500	45,000
Repayments on MSR notes payable	(4,250)	(75,000)
Contingent liability payments	—	(4,358)
Net change in notes payable	(1,005)	(442)

Dividends paid	(60,000)	(10,000)
Net cash (used in) provided by financing activities	(302,018)	341,304
(Decrease) increase in cash, cash equivalents and restricted cash	(13,117)	41,727
Cash, cash equivalents and restricted cash, beginning of period	339,633	106,735
Cash, cash equivalents and restricted cash, end of period	$326,516	$148,462

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$322,005	$144,936
Restricted cash	4,511	3,526
Total cash, cash equivalents and restricted cash	$326,516	$148,462
Supplemental information
Cash paid for interest, net	$22,819	$20,218
Cash paid for taxes, net of refunds	$55,038	$842
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
Earnings Per Share
The Company determines earnings per share in accordance with the authoritative guidance in Accounting Standards Codification ("ASC") 260, Earnings Per Share. Basic earnings per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period using the two-class method. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to assume the issuance of potentially dilutive shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the average amount of compensation cost for future service that the Company has not yet recognized is assumed to be used to repurchase shares.

Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock units (“RSUs”) is based on the value of the Company’s common stock on the date of grant. Stock-based compensation is included in salaries, incentive compensation and benefits. See Note 12 for additional information regarding our stock-based compensation.
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $1.4 billion and $1.7 billion at June 30, 2021 and December 31, 2020, respectively.
Common Stock Cash Dividend
The Company declared and paid dividends of $1.00 per share on its Class A and Class B common stock during the second quarter of 2021 totaling $60.0 million.
Non-vested RSUs under the 2020 Omnibus Incentive Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs will be credited as additional RSUs on the dividend payment date and will vest on the same date as the underlying RSUs and are forfeited if the underlying RSUs forfeit prior to vesting. The number of additional RSUs credited will equal (1) the per share cash dividend amount, multiplied by (2) the number of RSUs, divided by (3) the fair market value of a share of Class A common stock on the last trading day before the date of the dividend payment, rounded up to the nearest whole number of RSUs.
In conjunction with the payment of Guild's dividend, Guild issued 92,467 DEUs to holders of RSUs. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and a credit to additional paid-in capital.
Acquisition of Residential Mortgage Services Holdings, Inc.
On May 10, 2021, the Company entered into a definitive agreement to acquire Residential Mortgage Services Holdings, Inc. ("RMS"). The acquisition was completed on July 1, 2021 for a purchase price of $204.9 million, subject to customary purchase price adjustments. The acquisition was financed with a combination of $189.6 million in cash and the issuance of 996,644 shares of the Company’s Class A common shares. Additionally, RMS shareholders are entitled to contingent earn-out payments based on net income from RMS branch locations. RMS will continue as a wholly-owned subsidiary of GMC.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740). This update provides amendments to simplify and reduce complexity when accounting for income taxes as well as eliminating certain exceptions. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption did not have a material impact on its financial statements.
Accounting Standards Issued but Not Yet Adopted
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848, for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. Because the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2021-01 on its consolidated financial statements.

NOTE 2 - FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized within a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The categorization of assets and liabilities measured at fair value within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:
•Level One - Level One inputs are unadjusted, quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At June 30, 2021 and December 31, 2020, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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

Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of June 30, 2021 and December 31, 2020, was 90.7% and 87.8%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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
Mortgage Servicing Rights — MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the lack of an active market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, costs to service and other economic factors. The Company obtains valuations from an independent third party on a monthly basis, and records an adjustment based on this third-party valuation. See Note 6 for additional information on our MSRs.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At June 30, 2021 and December 31, 2020, the range of the risk adjusted discount rate was 15.0% - 20.0%, with a median of 15.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$102	$—	$—	$102
Derivative
Forward delivery commitments	—	3,407	—	3,407
Interest rate lock commitments	—	—	44,486	44,486
Mortgage loans held for sale	—	2,153,990	—	2,153,990
Mortgage servicing rights	—	—	578,690	578,690
Total assets at fair value	$102	$2,157,397	$623,176	$2,780,675
Liabilities:
Derivative
Forward delivery commitments	$—	$4,430	$—	$4,430
Contingent liabilities due to acquisitions	—	—	20,416	20,416
Total liabilities at fair value	$—	$4,430	$20,416	$24,846
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$78	$—	$—	$78
Derivative
Interest rate lock commitments	—	—	130,338	130,338
Mortgage loans held for sale	—	2,368,777	—	2,368,777
Mortgage servicing rights	—	—	446,998	446,998
Total assets at fair value	$78	$2,368,777	$577,336	$2,946,191
Liabilities:
Derivative
Forward delivery commitments	$—	$38,270	$—	$38,270
Contingent liabilities due to acquisitions	—	—	18,094	18,094
Total liabilities at fair value	$—	$38,270	$18,094	$56,364
The table below presents a reconciliation of Level Three assets and liabilities measured at fair value on a recurring basis for the periods ended:

	IRLCs	Contingent Liabilities
Balance at March 31, 2021	$38,009	$16,568
Net transfers and revaluation gains	6,477	—
Payments	—	(2,646)
Valuation adjustments	—	6,494
Balance at June 30, 2021	$44,486	$20,416

Balance at December 31, 2020	$130,338	$18,094
Net transfers and revaluation gains	(85,852)	—
Payments	—	(10,792)
Valuation adjustments	—	13,114
Balance at June 30, 2021	$44,486	$20,416

Balance at March 31, 2020	$101,255	$14,675
Net transfers and revaluation gains	40,374	—
Payments	—	(2,741)
Valuation adjustments	—	11,018
Balance at June 30, 2020	$141,629	$22,952

Balance at December 31, 2019	$19,922	$8,073
Net transfers and revaluation gains	121,707	—
Payments	—	(5,146)
Valuation adjustments	—	20,025
Balance at June 30, 2020	$141,629	$22,952
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three and six months ended June 30, 2021 and 2020.

Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At June 30, 2021 and December 31, 2020, the Company had the following financial asset measured at fair value on a non-recurring basis:
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
The following table summarizes the Company’s financial assets measured at fair value on a non-recurring basis at June 30, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$1,037,266	$—	$1,037,266
Total assets at fair value	$—	$1,037,266	$—	$1,037,266
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$1,037,640	$—	$1,037,640
Total liabilities at fair value	$—	$1,037,640	$—	$1,037,640
The following table summarizes the Company’s financial assets measured at fair value on a non-recurring basis at December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$1,275,842	$—	$1,275,842
Total assets at fair value	$—	$1,275,842	$—	$1,275,842
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$1,277,026	$—	$1,277,026
Total liabilities at fair value	$—	$1,277,026	$—	$1,277,026
Fair Value Option
The following is the estimated fair value and unpaid principal balance of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at June 30, 2021	$2,153,990	$2,115,136	$38,854
Balance at December 31, 2020	$2,368,777	$2,293,895	$74,882
_______________________________
(1)Represents the amount of gains included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.
NOTE 3 - ACCOUNTS AND INTEREST RECEIVABLE
Accounts and interest receivable consisted of the following:

	June 30, 2021	December 31, 2020
Trust advances	$30,608	$36,241
Foreclosure advances, net	8,291	2,894
Receivables related to loan sales	2,576	2,707
Other	(219)	1,548
Total accounts and interest receivable	$41,256	$43,390
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance — beginning of period	$13,350	$8,993	$12,402	$7,869
Utilization of foreclosure reserve	(118)	(587)	(1,631)	(1,387)
Provision charged to operations	(442)	(64)	2,019	1,860
Balance — end of period	$12,790	$8,342	$12,790	$8,342
NOTE 4 - OTHER ASSETS
Other assets consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid expenses	$15,360	$16,652
Company owned life insurance	37,052	29,910
Property and equipment, net	13,523	14,773
Right-of-use assets	78,245	87,508
Real estate owned	507	1,354
Land	142	—
Trading securities	102	78
Total other assets	$144,931	$150,275

Property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Computer equipment	$23,446	$22,946
Furniture and equipment	18,258	18,301
Leasehold improvements	12,232	12,307
Internal-use software in production	1,704	1,716
Internal-use software	6,994	5,639
Property and equipment, gross	62,634	60,909
Accumulated depreciation	(49,111)	(46,136)
Property and equipment, net	$13,523	$14,773
Depreciation and amortization expense for property and equipment was $1.6 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively and $3.3 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively.
NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. The Company’s derivative instruments are not designated as hedging instruments; therefore, changes in fair value are recorded in current period earnings. Hedging gains and losses are included in loan origination fees and gain on sale of loans, net in the Condensed Consolidated Statements of Income.
Net unrealized hedging gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized hedging gains (losses)	$(91,606)	$67,908	$(48,605)	$98,198
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at June 30, 2021 and December 31, 2020:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2021
IRLCs	$3,230,774	$44,486	$—
Forward commitments	$3,701,455	$3,407	$4,430
Balance at December 31, 2020
IRLCs	$5,151,179	$130,338	$—
Forward commitments	$5,480,491	$—	$38,270
The Company had an additional $770.7 million and $895.2 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting unpaid principal balance ("UPB") amounts allocated to them, at June 30, 2021 and December 31, 2020, respectively. The Company also had $658.0 million and $908.0 million in closed hedge instruments not yet settled at June 30, 2021 and December 31, 2020, respectively. See Note 2 for fair value disclosure of the derivative instruments.
The following table presents the quantitative information about IRLCs and the fair value measurements:

	June 30, 2021	December 31, 2020
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (90.7%)	0% - 100% (87.8%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the periods ended June 30, 2021 and 2020.
The table below represents financial liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
June 30, 2021
Forward delivery commitments	$5,909	$(2,502)	$3,407
Total assets	$5,909	$(2,502)	$3,407

Forward delivery commitments	$(4,935)	$1,620	$(3,315)
Best efforts sales commitments	(1,115)	—	(1,115)
Total liabilities	$(6,050)	$1,620	$(4,430)

December 31, 2020
Forward delivery commitments	$(54,419)	$4,825	$(49,594)
Best efforts sales commitments	(3,656)	—	(3,656)
Margin calls	14,980	—	14,980
Total liabilities	$(43,095)	$4,825	$(38,270)
NOTE 6 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance — beginning of period	$586,717	$352,214	$446,998	$418,402
MSRs originated	76,762	80,634	180,738	123,095
Changes in fair value:
Due to collection/realization of cash flows	(34,944)	(31,220)	(79,806)	(53,730)
Due to changes in valuation model inputs or assumptions	(49,845)	(64,941)	30,760	(151,080)
Balance — end of period	$578,690	$336,687	$578,690	$336,687
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs:

	June 30, 2021	December 31, 2020
Unobservable Input	Range (Weighted Average)
Discount rate	9.2% - 15.5% (10.0%)	9.2% - 15.5% (10.0%)
Prepayment rate	9.1% - 30.3% (14.9%)	10.0% - 38.8% (18.2%)
Cost to service (per loan)	$71.8 - $454.7 ($91.0)	$71.0 - $409.4 ($92.5)
At June 30, 2021 and December 31, 2020, the MSRs had a weighted average life of approximately 5.5 years and 5.1 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Servicing fees from servicing portfolio	$46,035	$37,102	$89,891	$74,178
Late fees	1,451	934	2,520	2,635
Other ancillary servicing revenue (expense)	166	(258)	440	(503)
Total loan servicing and other fees	$47,652	$37,778	$92,851	$76,310
At June 30, 2021 and December 31, 2020, the unpaid principal balance of mortgage loans serviced totaled $66.3 billion and $60.8 billion, respectively. Conforming conventional loans serviced by the Company are sold to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the Federal Housing Association ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA").
The key assumptions used to estimate the fair value of MSRs are prepayment speeds, the discount rate and costs to service. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore, the estimated life of the MSRs and related cash flows decrease. Decreases in prepayment speeds generally have a positive effect on the value of MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease and therefore, the estimated life of the MSRs and related cash flows increase. Increases in the discount rate generally have an adverse effect on the value of the MSRs. The discount rate is risk adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), premium for market liquidity, and credit risk. A higher discount rate would indicate higher uncertainty of the future cash flows. Conversely decreases in the discount rate generally have a positive effect on the value of the MSRs. Increases in the costs to service generally have an adverse effect on the value of the MSRs as an increase in costs to service would reduce the Company’s future net cash inflows from servicing a loan. Conversely decreases in the costs to service generally have a positive effect on the value of the MSRs. MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties.

The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at June 30, 2021 and December 31, 2020, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2021
Mortgage servicing rights	$(37,460)	$(68,497)	$(23,232)	$(41,266)	$(11,455)	$(19,032)
December 31, 2020
Mortgage servicing rights	$(36,117)	$(66,419)	$(18,638)	$(32,312)	$(10,334)	$(16,700)
NOTE 7 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is set forth below:

	Six Months Ended June 30,
	2021	2020
Balance at the beginning of period	$2,368,777	$1,504,842
Origination of mortgage loans held for sale	18,077,556	14,615,843
Proceeds on sale of payments from mortgage loans held for sale	(18,927,552)	(14,662,777)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	671,268	480,701
Valuation adjustment of mortgage loans held for sale	(36,059)	43,912
Balance at the end of period	$2,153,990	$1,982,521
At June 30, 2021, mortgage loans held for sale included unpaid principal balances of the underlying loans of $2.1 billion and had a fair value of $2.2 billion. At December 31, 2020, mortgage loans held for sale included unpaid principal balances of the underlying loans of $2.3 billion and had a fair value of $2.4 billion.
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

The activity of the investor reserves was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance — beginning of period	$14,877	$17,904	$14,535	$16,521
Benefit from investor reserves	(1,306)	(2,920)	(3,312)	(3,688)
Provision for investor reserves charged to operations	3,256	8,902	5,604	11,053
Balance — end of period	$16,827	$23,886	$16,827	$23,886
NOTE 9 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at June 30, 2021 and December 31, 2020. Changes subsequent to June 30, 2021 have been described in the notes referenced with the below table.

	Maturity as of June 30, 2021	June 30, 2021	December 31, 2020
$800 million master repurchase facility agreement(1)	January 2022	$246,639	$442,593
$250 million master repurchase facility agreement(2)	September 2021	152,254	148,011
$500 million master repurchase facility agreement(3)	February 2022	445,947	541,074
$200 million master repurchase facility agreement(4)	June 2022	118,922	187,214
$300 million master repurchase facility agreement(5)	September 2021	278,544	232,272
$500 million master repurchase facility agreement(6)	July 2021	413,790	464,355
$200 million master repurchase facility agreement(7)	April 2022	89,340	104,880
$250 million master repurchase facility agreement(8)	N/A	96,805	—
$75 million master repurchase facility agreement(9)	March 2025	43,081	25,185
		1,885,322	2,145,584
Prepaid commitment fees		(1,657)	(2,141)
Net warehouse lines of credit		$1,883,665	$2,143,443
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
(3)The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This facility requires a minimum deposit of $2.5 million.
(4)The variable interest rate is calculated using a base rate plus LIBOR, with a floor of 1.525% plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000. This facility matured in June 2021 and was amended with a maturity date of June 2022.
(5)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 0.40%, plus the applicable interest rate margin.
(6)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 0.75%, plus the applicable interest rate margin. Subsequent to June 30, 2021, this facility was amended with a maturity date of July 2022. As part of the amendment, the LIBOR floor was revised to 0.50%.
(7)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 1.25%, plus the applicable interest rate margin. This facility matured in June 2021 and was amended with a maturity date of April 2022.

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
The weighted average interest rate for warehouse lines of credit was 2.46% and 2.52% at June 30, 2021 and December 31, 2020, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company intends to renew existing warehouse lines prior to expiration. If those lines are not renewed or replaced, that could have a negative impact on the Company’s ability to continue funding new loans. The Company had cash balances of $58.4 million and $15.6 million in its warehouse buy down accounts as offsets to certain lines of credit at June 30, 2021 and December 31, 2020, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum current ratio, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At June 30, 2021 and December 31, 2020, management believes the Company was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled”. The Company can elect to assign FNMA MBS trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of June 30, 2021 and December 31, 2020.
NOTE 10 - NOTES PAYABLE
Revolving Notes:
In January 2014, the Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate plus the applicable margin, with a floor of 4.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 70% of the available facility. In June 2020, the Company amended and restated the agreement and the revolving note was increased to a maximum committed amount of $135.0 million. The agreement also allows for the Company to increase the committed amount up to $200.0 million. The revolving note is currently scheduled to expire in June 2022. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At June 30, 2021 and December 31, 2020, the Company had $45.0 million in outstanding borrowings on this credit facility.
In July 2017, the Company entered into an agreement for a revolving note of up to $25.0 million from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. In July 2020, the Company amended the agreement to increase the revolving note up to $65.0 million. In July 2021, the Company amended the agreement by extending the expiration date to July 2022. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate with a floor of 0.50% plus the applicable margin. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At June 30, 2021 and December 31, 2020, the Company had $20.0 million in outstanding borrowings on this credit facility.

Term Note:
In January 2014, the Company entered into a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. In March 2021, the term note was amended and restated, at which time there was an outstanding amount of $76.5 million. The outstanding amount of $76.5 million was rolled into a new term note with a commitment of $125.0 million. The note allows for the committed amount to be increased to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures on March 25, 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee equal to 0.375% of the average daily unadvanced amount, which is the difference between the committed amount and the amount outstanding. This fee is paid quarterly. At June 30, 2021 and December 31, 2020, the Company had an outstanding balance of $100.0 million and $80.8 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of June 30, 2021 are as follows:

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
Basic earnings per share is computed based on the weighted average number of shares of Class A and Class B shares outstanding during the period using the two-class method. Diluted earnings per share is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include RSUs for Class A common stock.

The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net income available for Class A and Class B Common Stock	$8,938	$169,542

Weighted-average shares outstanding, Class A Common Stock	19,667	19,667
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333
Weighted-average shares outstanding - basic	60,000	60,000

Add dilutive effects of non-vested shares of restricted stock - Class A	260	234
Weighted-average shares outstanding - diluted	60,260	60,234

Basic earnings per share:
Class A and Class B Common Stock	$0.15	$2.83
Diluted earnings per share:
Class A and Class B Common Stock	$0.15	$2.81
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
NOTE 12 - STOCK-BASED COMPENSATION
Stock-Based Compensation
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Omnibus Incentive Plan. The stock-based compensation costs recognized during the three and six months ended June 30, 2021 was $1.5 million and $3.1 million, respectively, and is included in salaries, incentive compensation and benefits. As of June 30, 2021, there was approximately $17.2 million of unrecognized compensation costs related to non-vested RSUs, which we expect to recognize over the next 3.1 years.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at June 30, 2021 and December 31, 2020 were approximately $3.2 billion and $5.2 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at June 30, 2021 and December 31, 2020 were approximately $3.7 billion and $5.5 billion, respectively.
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
•Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of Government Sponsored Enterprises, US Treasury Obligations); and unused/available portion of committed servicing advance lines.
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of June 30, 2021 the Company serviced at least one loan in forty-eight different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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

The following table presents the financial performance and results by segment for the three months ended June 30, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$329,157	$1,602	$330,759	$—	$330,759
Loan servicing and other fees	—	47,652	47,652	—	47,652
Valuation adjustment of mortgage servicing rights	—	(84,789)	(84,789)	—	(84,789)
Interest income (expense)	3,655	(1,637)	2,018	(1,592)	426
Other income, net	32	18	50	11	61
Net revenue	332,844	(37,154)	295,690	(1,581)	294,109
Expenses
Salaries, incentive compensation and benefits	215,061	7,075	222,136	10,427	232,563
General and administrative	25,156	3,815	28,971	2,823	31,794
Occupancy, equipment and communication	12,758	1,026	13,784	878	14,662
Depreciation and amortization	1,096	222	1,318	290	1,608
Provision for foreclosure losses	—	(442)	(442)	—	(442)
Income tax expense	—	—	—	4,986	4,986
Net income	$78,773	$(48,850)	$29,923	$(20,985)	$8,938
The following table presents the financial performance and results by segment for the six months ended June 30, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$773,954	$3,393	$777,347	$—	$777,347
Loan servicing and other fees	—	92,851	92,851	—	92,851
Valuation adjustment of mortgage servicing rights	—	(49,046)	(49,046)	—	(49,046)
Interest income (expense)	6,501	(4,498)	2,003	(2,989)	(986)
Other income, net	32	40	72	58	130
Net revenue	780,487	42,740	823,227	(2,931)	820,296
Expenses
Salaries, incentive compensation and benefits	465,876	14,288	480,164	19,123	499,287
General and administrative	47,794	5,671	53,465	5,236	58,701
Occupancy, equipment and communication	25,931	2,134	28,065	1,429	29,494
Depreciation and amortization	1,989	412	2,401	861	3,262
Provision for foreclosure losses	—	2,019	2,019	—	2,019
Income tax expense	—	—	—	57,991	57,991
Net income	$238,897	$18,216	$257,113	$(87,571)	$169,542

The following table presents the financial performance and results by segment for the three months ended June 30, 2020:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$491,657	$1,775	$493,432	$—	$493,432
Loan servicing and other fees	—	37,778	37,778	—	37,778
Valuation adjustment of mortgage servicing rights	—	(96,161)	(96,161)	—	(96,161)
Interest income (expense)	4,214	(2,645)	1,569	(2,129)	(560)
Other income, net	12	2	14	594	608
Net revenue	495,883	(59,251)	436,632	(1,535)	435,097
Expenses
Salaries, incentive compensation and benefits	205,427	6,390	211,817	18,068	229,885
General and administrative	22,493	1,985	24,478	1,489	25,967
Occupancy, equipment and communication	12,184	848	13,032	850	13,882
Depreciation and amortization	1,153	155	1,308	498	1,806
Provision for foreclosure losses	—	(64)	(64)	—	(64)
Income tax benefit	—	—	—	40,646	40,646
Net income	$254,626	$(68,565)	$186,061	$(63,086)	$122,975
The following table presents the financial performance and results by segment for the six months ended June 30, 2020:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$730,459	$2,834	$733,293	$—	$733,293
Loan servicing and other fees	—	76,310	76,310	—	76,310
Valuation adjustment of mortgage servicing rights	—	(204,810)	(204,810)	—	(204,810)
Interest income (expense)	6,434	(2,608)	3,826	(4,319)	(493)
Other income, net	17	3	20	977	997
Net revenue	736,910	(128,271)	608,639	(3,342)	605,297
Expenses
Salaries, incentive compensation and benefits	345,433	12,076	357,509	20,389	377,898
General and administrative	42,017	3,741	45,758	2,434	48,192
Occupancy, equipment and communication	23,563	1,651	25,214	1,986	27,200
Depreciation and amortization	2,438	311	2,749	944	3,693
Provision for foreclosure losses	—	1,860	1,860	—	1,860
Income tax benefit	—	—	—	36,465	36,465
Net income	$323,459	$(147,910)	$175,549	$(65,560)	$109,989

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, including the condensed consolidated financial statements and related notes thereto included in Part I, Item 1. Prior period information has been revised to conform to the current period presentation. The following discussion includes forward-looking statements that reflect our plans, estimates and assumptions and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A in this Quarterly Report. See also “Cautionary Note Regarding Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section.
Business and Executive Overview
We started our business in 1960 and are among the longest-operating seller servicers in the United States. We are a growth-oriented mortgage company that employs a relationship-based loan sourcing strategy to execute our mission of delivering the promise of homeownership in neighborhoods and communities across the United States. Our business model is centered on providing a personalized mortgage-borrowing experience that is delivered by our knowledgeable loan officers and supported by our diverse product offerings. Throughout these individualized interactions, we work to earn our clients’ trust and confidence as a financial partner that can help them find their way through life’s changes and build for the future.

Executive Summary
This executive summary highlights selected financial information that should be considered in the context of the additional discussions below.
•Originated $8.2 billion and $8.8 billion of mortgage loans for the three months ended June 30, 2021 and 2020, respectively. Originated $18.0 billion and $14.6 billion of mortgage loans for the six months ended June 30, 2021 and 2020, respectively. Lower interest rates led to an increase in origination volume across the U.S. mortgage market during the six months ended June 30, 2021 compared to the same prior period.
•Servicing portfolio as of June 30, 2021 was $65.7 billion of UPB compared to $52.8 billion of UPB as of June 30, 2020, with the average size of the portfolio increasing 23.0% over that time.
•Generated $8.9 million and $123.0 million of net income for the three months ended June 30, 2021 and 2020, respectively. Generated $169.5 million and $110.0 million of net income for the six months ended June 30, 2021 and 2020, respectively.
•Generated $52.0 million and $179.5 million of Adjusted Net Income for the three months ended June 30, 2021 and 2020, respectively. Generated $158.7 million and $237.4 million of Adjusted Net Income for the six months ended June 30, 2021 and 2020, respectively.
•Generated $74.9 million and $243.5 million of Adjusted EBITDA for the three months ended June 30, 2021 and 2020, respectively. Generated $219.2 million and $325.5 million of Adjusted EBITDA for the six months ended June 30, 2021 and 2020, respectively.
Please see “—Non-GAAP Financial Measures” for further information regarding our use of non-GAAP measures and reconciliations to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The decreases in net income, Adjusted Net Income and Adjusted EBITDA for the three months ended June 30, 2021 compared to the same period in 2020 were primarily due to a decrease in loan origination fees and gain on sale of loans, net of $162.7 million. This decrease was primarily driven by a decrease in gain on sale margins on originated loans of 155 basis points or 27.7% for the three months ended June 30, 2021 compared to the same period in 2020. Net income and loan origination fees and gain on sale of loans, net increased during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a $4.1 billion, or 29.0% increase in loan sales, offset by a decrease in gain on sale margins of 71 basis points or 14.1% for the six months ended June 30, 2021 compared to the same period in 2020. The decreases in Adjusted Net Income and Adjusted EBITDA for the six months ended June 30, 2021 compared to the same period in 2020 were primarily due the decrease in gain on sale margins referenced above. While low interest rates and increased demand for mortgage financing characterized each of the three and six month periods ended June 30, 2021 and 2020, capacity constraints in the mortgage origination market were more pronounced during the three and six months ended June 30, 2020 compared to the same periods in 2021, leading to higher gain on sale margins during the three and six months ended June 30, 2020. Margins may decrease in the future due to increasing competition among mortgage providers which has placed additional pressure on pricing, but such changes will depend on future market demand and capacity.
The decrease in net income for the three months ended June 30, 2021 compared to the same period in 2020 was partly offset by a decrease in loss related to the fair value of our MSRs, which was $84.8 million for the three months ended June 30, 2021 and $96.2 million for the same time period in 2020. Similarly, the increase in net income for the six months ended June 30, 2021 compared to the same period in 2020 was partly due to a decrease in loss related to the fair value of our MSRs, which was $49.0 million and $204.8 million for the six months ended June 30, 2021 and 2020, respectively. These losses in the fair value of our MSRs resulted from decreases in projected duration of cash flow collections during these periods as a result of the increase in average prepayment speeds. According to the Mortgage Finance Forecast from the Mortgage Bankers Association (the “MBA Mortgage Finance Forecast”), average 30-year mortgage rates increased by 10 basis points during the three months ended June 30, 2021 and decreased by 30 basis points during the three months ended June 30, 2020. Average 30-year mortgage rates increased by 20 basis points during the six months ended June 30, 2021 and decreased 50 basis points during the six months ended June 30, 2020. Although interest rates increased during the three months ended June 30, 2021, we experienced an increase in average prepayment speeds because there was an increase in cash-out refinancing during such period.
Management believes that maintaining both an origination segment and a servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, compared to other industry participants that predominately focus on either origination or servicing, instead of both. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. During the six months ended June 30, 2021, we had a 27% purchase recapture rate, a 64% refinance recapture rate and a 59% overall recapture rate, compared to 26%, 67% and 62%, respectively, for the six months ended June 30, 2020. Recapture rate is calculated as the UPB of our clients that originated a new mortgage with us in a given period, divided by the UPB of our clients that paid off their existing mortgage and originated a new mortgage in the same period. Purchase recapture is calculated based on those clients who originate a new mortgage for the purchase of a home, and refinance recapture is calculated based on those clients who originate a new mortgage to refinance an existing mortgage. Overall recapture rate is calculated as the total of our clients that originate a new mortgage with us divided by the total of our clients that paid off their existing mortgage and originated a new mortgage. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons.
Recent Developments
Acquisition of RMS
On May 10, 2021, we entered into a definitive agreement to acquire RMS. The acquisition was completed on July 1, 2021 for a purchase price of $204.9 million, subject to customary purchase price adjustments. The acquisition was financed with a combination of $189.6 million in cash and the issuance of 996,644 shares of our Class A common shares. Additionally, RMS shareholders are entitled to contingent earn-out payments based on net income from RMS branch locations. RMS will continue as a wholly-owned subsidiary of GMC.

COVID-19 Pandemic
Business Operations and Liquidity
We continue to closely monitor the economic impact resulting from the COVID-19 pandemic. Although we experienced increased origination volume in our origination segment during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the COVID-19 pandemic has had a slight negative impact on the financial results of our servicing segment. In addition, we expect that with the limited supply of inventory in the housing market we may experience lower origination in future periods. We continue to experience intense competition in the housing and mortgage markets, and we expect this competition will continue to put pressure on gain on sale margins and profitability. The federal government enacted the CARES Act, which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. In February 2021, the Federal Housing Finance Agency, the Department of Housing and Urban Development, the Department of Veterans Affairs, and the Department of Agriculture announced an extension of the forbearance period of three to six months depending on the loan type. In June 2021, the Consumer Financial Protection Bureau ("CFPB") finalized a rule that effectively prohibits foreclosures before January 1, 2022, with certain limited exceptions. The final rule is effective on August 31, 2021. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we may experience increases in our foreclosure loss expenses in the future, depending on future delinquency rates in our servicing portfolio. As of June 30, 2021, the 60-plus day delinquency rate on our servicing portfolio was 2.5%, compared to a 60-plus day delinquency rate of 3.5% as of December 31, 2020. If we were to experience an increased delinquency rate on our servicing portfolio this may require us to finance substantial amounts of advances of principal and interest, property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. Although we have decreased our provision for foreclosure losses due to the decrease in the delinquency rate during the three and six months ended June 30, 2021, this is partially offset by an increase to our provision due to an increase in estimated per-loan losses due to expected longer foreclosure times as described further below. These advances and payments, coupled with increased servicing costs and lower servicing revenue, have negatively affected and we expect will continue to negatively affect our cash position. We continuously monitor the requirements around these advances and how, if at all, they impact our liquidity. Additionally, we are currently prohibited from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings. As a result, we expect the effects of the CARES Act forbearance requirements and the subsequent federal forbearance programs to reduce our servicing income and increase our servicing expenses.
As of July 31, 2021, approximately 2.0% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 3.4%, as reported by the Mortgage Bankers Association and, as of June 30, 2021, approximately 2.1% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 3.9%, as reported by the Mortgage Bankers Association. Of the 2.0% of the loans in our servicing portfolio that had elected forbearance as of July 31, 2021, approximately 7.8% remained current on their July payments and, of the 2.1% of the loans in our servicing portfolio that had elected forbearance as of June 30, 2021, approximately 9.3% remained current on their June payments. We believe our portfolio has performed better than the industry average because of our in-house servicing capabilities and timely response to the COVID-19 pandemic and that our performance is a testament to the strength of our client relationships. Our in-house servicing team and local loan officers continue to work with our clients to understand forbearance plans and determine the best paths forward for their unique circumstances. By maintaining relationships with our clients throughout the loan lifecycle, and supporting our clients during times of uncertainty, we position ourselves to capture future business.

Servicing Portfolio Forbearance
(as of period end)

Source: Mortgage Bankers Association.
Increased Liquidity
During the first half of 2021, to support our increased loan origination volume, we added one additional loan funding facility with a total facility size of $250.0 million. As of June 30, 2021, the aggregate available amount under our loan facilities was approximately $3.1 billion. See “—Liquidity, Capital Resources and Cash Flows” for further information regarding our funding facilities.
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

	Three Months Ended June 30,		Change	% Change
($ and units in thousands)	2021	2020
Origination Data
$ Total in-house origination(1)	$8,173,153	$8,814,629	$(641,476)	(7.3)%
# Total in-house origination	27	31	(4)	(12.9)%
$ Retail in-house origination	$7,939,469	$8,640,411	$(700,942)	(8.1)%
# Retail in-house origination	27	30	(3)	(10.0)%
$ Retail brokered origination(2)	$19,356	$15,363	$3,993	26.0%
Total originations	$8,192,509	$8,829,992	$(637,483)	(7.2)%
Gain on sale margin (bps)(3)	405	560	(155)	(27.7)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	415	494	(79)	(16.0)%
30-year conventional conforming par rate(5)	3.0%	3.2%	(0.2)%	(6.3)%
Servicing Data
UPB (period end)(6)	$65,670,291	$52,794,328	$12,875,963	24.4%
Loans serviced (period end)	287	249	38	15.3%
MSR multiple (period end)(7)	3.1	2.2	0.9	40.9%
Weighted average coupon rate	3.4%	4.0%	(0.6)%	(15.0)%
Loan payoffs(8)	$4,161,228	$5,125,908	$(964,680)	(18.8)%
Loan delinquency rate 60-plus days (period end)	2.5%	3.5%	(1.0)%	(28.6)%

	Six Months Ended June 30,		Change	% Change
($ and units in thousands)	2021	2020
Origination Data
$ Total in-house origination(1)	$17,941,190	$14,558,875	$3,382,315	23.2%
# Total in-house origination	62	52	10	19.2%
$ Retail in-house origination	$17,424,164	$14,186,728	$3,237,436	22.8%
# Retail in-house origination	60	50	10	20.0%
$ Retail brokered origination(2)	$32,671	$42,423	$(9,752)	(23.0)%
Total originations	$17,973,861	$14,601,298	$3,372,563	23.1%
Gain on sale margin (bps)(3)	433	504	(71)	(14.1)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	454	407	47	11.5%
30-year conventional conforming par rate(5)	3.0%	3.2%	(0.2)%	(6.3)%
Servicing Data
UPB (period end)(6)	$65,670,291	$52,794,328	$12,875,963	24.4%
Loans serviced (period end)	287	249	38	15.3%
MSR multiple (period end)(7)	3.1	2.1	1.0	47.6%
Weighted average coupon rate	3.4%	4.0%	(0.6)%	(15.0)%
Loan payoffs(8)	$9,986,782	$8,223,361	$1,763,421	21.4%
Loan delinquency rate 60-plus days (period end)	2.5%	3.5%	(1.0)%	(28.6)%
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
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 90.7% and 87.2% as of June 30, 2021 and 2020, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume for the three and six months ended June 30, 2021 and 2020, see “—Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Excludes subserviced portfolio of $0.6 billion and $1.1 billion as of June 30, 2021 and 2020, respectively.
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
Adjusted Net Income. We define Adjusted Net Income as earnings before the change in the fair value measurements related to our MSRs, contingent liabilities related to completed acquisitions due to changes in valuation assumptions and stock-based compensation. The fair value of our MSRs is estimated based on a projection of expected future cash flows and the fair value of our contingent liabilities related to completed acquisitions is estimated based on a projection of expected future earn-out payments. Adjusted Net Income is also adjusted by applying an implied tax effect to these adjustments. The Company excludes the change in the fair value of its MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA because the Company believes this non-cash, non-realized adjustment to total revenues is not indicative of the Company’s operating performance or results of operation but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of the Company’s MSRs from period to period. The Company also excludes stock-based compensation because the Company believes it is a non-cash expense that is not reflective of its core operations or indicative of its ongoing operations.
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
The following tables reconcile Adjusted Net Income and Adjusted EBITDA to net income and Adjusted Return on Equity to Return on Equity, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted Net Income	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income	$8,938	$122,975	$169,542	$109,989
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	49,845	64,941	(30,760)	151,080
Change in fair value of contingent liabilities due to acquisitions	6,494	11,018	13,114	20,025
Stock-based compensation	1,457	—	3,089	—
Tax impact of adjustments(1)	(14,738)	(19,408)	3,712	(43,718)
Adjusted Net Income	$51,996	$179,526	$158,697	$237,376
___________________________
(1)Implied tax rate used is 25.5%.

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income	$8,938	$122,975	$169,542	$109,989
Add adjustments:
Interest expense on non-funding debt	1,592	2,129	2,989	4,291
Income tax expense	4,986	40,646	57,991	36,465
Depreciation and amortization	1,608	1,806	3,262	3,693
Change in fair value of MSRs due to model inputs and assumptions	49,845	64,941	(30,760)	151,080
Change in fair value of contingent liabilities due to acquisitions	6,494	11,018	13,114	20,025
Stock-based compensation	1,457	—	3,089	—
Adjusted EBITDA	$74,920	$243,515	$219,227	$325,543

Adjusted Return on Equity Calculation	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Numerator: Adjusted Net Income	$51,996	$179,526	$158,697	$237,376
Denominator: Average stockholders' equity	873,426	444,534	792,308	456,026
Adjusted Return on Equity	23.8%	161.5%	40.1%	104.1%
Return on Equity	4.1%	110.7%	42.8%	48.2%
The following table reconciles the valuation adjustment of mortgage servicing rights from the Company’s Condensed Consolidated Statements of Income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Valuation adjustment of mortgage servicing rights	$(84,789)	$(96,161)	$(49,046)	$(204,810)
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(34,944)	(31,220)	(79,806)	(53,730)
Change in fair value of MSRs due to model inputs and assumptions	$(49,845)	$(64,941)	$30,760	$(151,080)

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Consolidated Statement of Operations	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$330,759	$493,432	$(162,673)	(33.0)%
Loan servicing and other fees	47,652	37,778	9,874	26.1%
Valuation adjustment of mortgage servicing rights	(84,789)	(96,161)	11,372	11.8%
Interest income	14,635	13,948	687	4.9%
Interest expense	(14,209)	(14,508)	299	(2.1)%
Other income, net	61	608	(547)	(90.0)%
Net revenue	294,109	435,097	(140,988)	(32.4)%
Expenses
Salaries, incentive compensation and benefits	232,563	229,885	2,678	1.2%
General and administrative	31,794	25,967	5,827	22.4%
Occupancy, equipment and communication	14,662	13,882	780	5.6%
Depreciation and amortization	1,608	1,806	(198)	(11.0)%
Provision for foreclosure losses	(442)	(64)	(378)	(590.6)%
Total expenses	280,185	271,476	8,709	3.2%
Income before income tax expense	13,924	163,621	(149,697)	NM
Income tax expense	4,986	40,646	(35,660)	NM
Net income	$8,938	$122,975	$(114,037)	NM

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Consolidated Statement of Operations	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$777,347	$733,293	$44,054	6.0%
Loan servicing and other fees	92,851	76,310	16,541	21.7%
Valuation adjustment of mortgage servicing rights	(49,046)	(204,810)	155,764	76.1%
Interest income	29,734	26,949	2,785	10.3%
Interest expense	(30,720)	(27,442)	(3,278)	11.9%
Other income, net	130	997	(867)	(87.0)%
Net revenue	820,296	605,297	214,999	35.5%
Expenses
Salaries, incentive compensation and benefits	499,287	377,898	121,389	32.1%
General and administrative	58,701	48,192	10,509	21.8%
Occupancy, equipment and communication	29,494	27,200	2,294	8.4%
Depreciation and amortization	3,262	3,693	(431)	(11.7)%
Provision for foreclosure losses	2,019	1,860	159	8.5%
Total expenses	592,763	458,843	133,920	29.2%
Income before income tax expense	227,533	146,454	81,079	NM
Income tax expense	57,991	36,465	21,526	NM
Net income	$169,542	$109,989	$59,553	NM

Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented:

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Gain on sale of loans	$298,631	$282,884	$15,747	5.6%
Loan origination fees	25,519	28,179	(2,660)	(9.4)%
Fair value of originated MSRs	74,397	76,148	(1,751)	(2.3)%
Fair value adjustment to MLHS and IRLCs	33,550	87,589	(54,039)	NM
Changes in fair value of forward commitments	(98,083)	27,534	(125,617)	NM
Provision for investor reserves	(3,255)	(8,902)	5,647	(63.4)%
Total loan origination fees and gain on sale of loans, net	$330,759	$493,432	$(162,673)	(33.0)%

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Gain on sale of loans	$623,006	$442,106	$180,900	40.9%
Loan origination fees	52,347	43,778	8,569	19.6%
Fair value of originated MSRs	173,861	114,771	59,090	51.5%
Fair value adjustment to MLHS and IRLCs	(103,510)	167,200	(270,710)	NM
Changes in fair value of forward commitments	37,247	(23,509)	60,756	NM
Provision for investor reserves	(5,604)	(11,053)	5,449	(49.3)%
Total loan origination fees and gain on sale of loans, net	$777,347	$733,293	$44,054	6.0%
The tables below provide additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented:

	Three Months Ended June 30,
($ and units in thousands)	2021	2020	Change	% Change
Loan origination volume by type:
Conventional conforming	$5,644,574	$6,417,967	$(773,393)	(12.1)%
Government	1,845,232	1,843,357	1,875	0.1%
State housing	433,629	477,954	(44,325)	(9.3)%
Non-agency	249,718	75,351	174,367	231.4%
Total in-house originations(1)	$8,173,153	$8,814,629	$(641,476)	(7.3)%
Brokered loans	$19,356	$15,363	$3,993	26.0%
Total originations	$8,192,509	$8,829,992	$(637,483)	(7.2)%
In-house loans closed	27	31	(4)	(12.9)%
Average loan amount	$303	$284	$19	6.7%
Purchase	59.3%	41.9%	17.4%	41.5%
Refinance	40.7%	58.1%	(17.4)%	(29.9)%
Service retained(2)	91.6%	93.2%	(1.6)%	(1.7)%
Service released(3)	8.4%	6.8%	1.6%	23.5%
Gain on sale margin (bps)(4)	405	560	(155)	(27.7)%
Total locked volume(5)	$8,784,283	$11,451,872	$(2,667,589)	(23.3)%
Pull-through adjusted locked volume(6)	$7,964,709	$9,986,032	$(2,021,323)	(20.2)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	415	494	(79)	(16.0)%
Weighted average loan-to-value	79.3%	79.9%	(0.6)%	(0.8)%
Weighted average credit score	746	754	(8)	(1.1)%
Weighted average note rate	3.2%	3.4%	(0.2)%	(5.9)%
Days application to close	51	55	(4)	(7.3)%
Days close to purchase by investors	14	14	—	—%
Purchase recapture rate	25.5%	24.7%	0.8%	3.2%
Refinance recapture rate	55.4%	63.7%	(8.3)%	(13.0)%

	Six Months Ended June 30,
($ and units in thousands)	2021	2020	Change	% Change
Loan origination volume by type:
Conventional conforming	$12,334,525	$9,937,145	$2,397,380	24.1%
Government	4,387,659	3,538,359	849,300	24.0%
State housing	749,575	828,566	(78,991)	(9.5)%
Non-agency	469,431	254,805	214,626	84.2%
Total in-house originations(1)	$17,941,190	$14,558,875	$3,382,315	23.2%
Brokered loans	$32,671	$42,423	$(9,752)	(23.0)%
Total originations	$17,973,861	$14,601,298	$3,372,563	23.1%
In-house loans closed	62	52	10	19.2%
Average loan amount	$289	$280	$9	3.2%
Purchase	47.2%	45.0%	2.2%	4.9%
Refinance	52.8%	55.0%	(2.2)%	(4.0)%
Service retained(2)	93.0%	85.1%	7.9%	9.3%
Service released(3)	7.0%	14.9%	(7.9)%	(53.0)%
Gain on sale margin (bps)(4)	433	504	(71)	(14.1)%
Total locked volume(5)	$18,882,697	$20,678,153	$(1,795,456)	(8.7)%
Pull-through adjusted locked volume(6)	$17,120,941	$18,031,349	$(910,408)	(5.0)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	454	407	47	11.5%
Weighted average loan-to-value	78.4%	81.0%	(2.6)%	(3.2)%
Weighted average credit score	755	754	1	0.1%
Weighted average note rate	3.0%	3.5%	(0.5)%	(14.3)%
Days application to close	56	44	12	27.3%
Days close to purchase by investors	15	16	(1)	(6.3)%
Purchase recapture rate	26.5%	26.3%	0.2%	0.8%
Refinance recapture rate	63.6%	66.6%	(3.0)%	(4.5)%
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
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 90.7% and 87.2% as of June 30, 2021 and 2020, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
The decrease in gain on sales of loans for the three months ended June 30, 2021 was primarily due to the decrease in gain on sale margins of 155 basis points or 27.7%. The increase in gain on sale of loans for the six months ended June 30, 2021 was primarily driven by a $4.1 billion or 29.0% increase in loan sales, offset by a decrease in gain on sale margins of 71 basis points or 14.1%.

The increase in the initial fair value recorded for our originated MSRs during the six months ended June 30, 2021 compared to the same period in 2020 was primarily caused by an increase in our origination volume, as well as an increase in the percentage of our loans sold for which we continued to act as the servicer (i.e., on a “service retained” basis).
We experienced adjustments to the recorded fair value of our MLHS and IRLCs, net of any related changes in the recorded fair value of our forward delivery commitments. Average 30-year mortgage rates increased by 20 basis points during the six months ended June 30, 2021, compared to a 50 basis point decrease during the six months ended June 30, 2020. Generally, as interest rates increase, the fair value of our MLHS and IRLCs decreases and the fair value of our forward delivery commitments increases.
Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Servicing fee income	$46,035	$37,102	$8,933	24.1%
Other ancillary fees	1,592	983	609	62.0%
Loan modification fees	408	162	246	151.9%
Interest on impound accounts	(383)	(469)	86	(18.3)%
Total servicing fees	$47,652	$37,778	$9,874	26.1%

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Servicing fee income	$89,891	$74,178	$15,713	21.2%
Other ancillary fees	2,863	2,636	227	8.6%
Loan modification fees	843	361	482	133.5%
Interest on impound accounts	(746)	(865)	119	(13.8)%
Total servicing fees	$92,851	$76,310	$16,541	21.7%

The table below provides additional details regarding our servicing portfolio composition and key performance indicators for the period presented.

	Three Months Ended June 30,
($ and units in thousands)	2021	2020	Change	% Change
Beginning UPB of servicing portfolio(1)	$62,891,262	$50,117,988	$12,773,274	25.5%
New UPB origination additions(2)	8,173,153	8,814,629	(641,476)	(7.3)%
Less:
UPB originations sold service released(3)	$732,315	$659,033	$73,282	11.1%
Loan payoffs	4,161,228	5,125,908	(964,680)	(18.8)%
Loan principal reductions	495,533	345,597	149,936	43.4%
Loan foreclosures	5,048	7,751	(2,703)	(34.9)%
Ending UPB of servicing portfolio	$65,670,291	$52,794,328	$12,875,963	24.4%
Average UPB of servicing portfolio	$64,280,777	$51,456,158	$12,824,619	24.9%
Weighted average servicing fee	0.30%	0.31%	—	0.0%
Weighted average coupon rate	3.4%	4.0%	(0.6)%	(15.0)%
Weighted average prepayment speed(4)	15.1%	22.5%	(7.4)%	(32.9)%
Weighted average credit score	666	683	(17.0)	(2.5)%
Weighted average loan age (in months)	20.9	27.8	(6.9)	(24.8)%
Weighted average loan-to-value	78.4%	83.4%	(5.0)%	(6.0)%
MSR multiple (period end)(5)	3.1	2.2	0.9	40.9%
Loans serviced (period end)	287	249	38.0	15.3%
Loans delinquent 60-plus days (period end)	7.3	9.2	(1.9)	(20.7)%
Loan delinquency rate 60-plus days (period end)	2.5%	3.5%	(1.0)%	(28.6)%

	Six Months Ended June 30,
($ and units in thousands)	2021	2020	Change	% Change
Beginning UPB of servicing portfolio(1)	$59,969,653	$49,326,579	$10,643,074	21.6%
New UPB origination additions(2)	17,941,190	14,558,875	3,382,315	23.2%
Less:
UPB originations sold service released(3)	$1,286,459	$2,145,044	$(858,585)	(40.0)%
Loan payoffs	9,986,782	8,223,361	1,763,421	21.4%
Loan principal reductions	953,268	692,900	260,368	37.6%
Loan foreclosures	14,043	29,821	(15,778)	(52.9)%
Ending UPB of servicing portfolio	$65,670,291	$52,794,328	$12,875,963	24.4%
Average UPB of servicing portfolio	$62,819,972	$51,060,454	$11,759,518	23.0%
Weighted average servicing fee	0.30%	0.31%	—	0.0%
Weighted average coupon rate	3.4%	4.0%	(0.6)%	(15.0)%
Weighted average prepayment speed(4)	15.1%	22.5%	(7.4)%	(32.9)%
Weighted average credit score	666	683	(17.0)	(2.5)%
Weighted average loan age (in months)	20.9	27.8	(6.9)	(24.8)%
Weighted average loan-to-value	78.4%	83.4%	(5.0)%	(6.0)%
MSR multiple (period end)(5)	3.1	2.2	0.9	40.9%
Loans serviced (period end)	287	249	38.0	15.3%
Loans delinquent 60-plus days (period end)	7.3	9.2	(1.9)	(20.7)%
Loan delinquency rate 60-plus days (period end)	2.5%	3.5%	(1.0)%	(28.6)%

___________________________
(1)Excludes $0.6 billion and $1.1 billion at June 30, 2021 and 2020, respectively, that are currently being subserviced by a third party.
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
Total loan servicing and other fees increased for the three and six months ended June 30, 2021 compared to the corresponding periods in 2020 due to the increase in our average servicing portfolio of 24.9% and 23.0% for the three and six months ended June 30, 2021, respectively. Although the increase in loan servicing and other fees is consistent with our average servicing portfolio growth over the same time periods, servicing and ancillary fee income have been below their historical averages due to the inability to collect late charges and servicing fees for customers who have elected to accept forbearance relief under the CARES Act. Those customers are currently not required to make their mortgage payments. In February 2021, the Federal Housing Finance Agency, the Department of Housing and Urban Development, the Department of Veterans Affairs, and the Department of Agriculture announced an extension of the forbearance period of three to six months depending on loan type. In June 2021, the CFPB finalized a rule that effectively prohibits foreclosures before January 1, 2022, with certain limited exceptions. The final rule is effective on August 31, 2021.
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
MSR valuation adjustment	$(84,789)	$(96,161)	$11,372	(11.8)%

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
MSR valuation adjustment	$(49,046)	$(204,810)	$155,764	(76.1)%

The fair value of our MSRs generally declines as interest rates decline and prepayments increase; conversely the fair value generally increases as interest rates increase and prepayments decrease. The valuation adjustments related to MSRs also include losses related to loan prepayments. During the three and six months ended June 30, 2020, interest rates declined, which contributed to higher valuation losses as compared to the three and six months ended June 30, 2021 when there was minimal movement in interest rates. However, the increase in value from slightly higher interest rates was more than offset by loan prepayments due to an increase in cash-out refinancing during the three and six months ended June 30, 2021. The fair value of our mortgage servicing rights asset was 88 basis points of our servicing portfolio at June 30, 2021 compared to 64 basis points at June 30, 2020.

Interest Income

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Interest income, funding	$12,243	$12,129	$114	0.9%
Interest income earnings credit	1,022	269	753	279.9%
Wire transfer fees	1,370	1,550	(180)	(11.6)%
Total interest income	$14,635	$13,948	$687	4.9%

	Six Months Ended June 30,
($ in thousands)	2021		2020		$ Change	% Change
Interest income, funding	$24,932		$22,048		$2,884	13.1%
Interest income earnings credit	1,736		2,345		(609)	(26.0)%
Wire transfer fees	3,066		2,556		510	20.0%
Total interest income	$29,734	$29,734	$26,949	26949000	$2,785	10.3%
The increase in total interest income for the three months ended June 30, 2021 compared to the same period in 2020 is primarily due to an increase in interest income earnings credit, which is due to a one-time adjustment we received from certain warehouse lenders. The weighted average note rate of originated loans decreased from 3.4% for the three months ended June 30, 2020 to 3.2% for the three months ended June 30, 2021.
The increase in total interest income for the six months ended June 30, 2021 is primarily related to an increase in interest income, funding. The increase in interest income, funding is primarily due to an increase in origination volume of $3.4 billion or 23.2%. Although the increase in interest income, funding is directionally consistent with our increase in origination volume for the six months ended June 30, 2021, we are earning lower interest income per loan due to lower interest rates for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Interest Expense

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Interest expense, funding facilities	$(7,148)	$(7,431)	$283	(3.8)%
Interest expense, other financing	(1,970)	(2,445)	475	(19.4)%
Bank servicing charges	(2,784)	(1,990)	(794)	39.9%
Payoff interest expense	(2,281)	(2,598)	317	(12.2)%
Miscellaneous interest expense	(26)	(44)	18	(40.9)%
Total interest expense	$(14,209)	$(14,508)	$299	(2.1)%

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Interest expense, funding facilities	$(15,540)	$(14,429)	$(1,111)	7.7%
Interest expense, other financing	(3,568)	(4,797)	1,229	(25.6)%
Bank servicing charges	(5,901)	(3,654)	(2,247)	61.5%
Payoff interest expense	(5,655)	(4,475)	(1,180)	26.4%
Miscellaneous interest expense	(56)	(87)	31	(35.6)%
Total interest expense	$(30,720)	$(27,442)	$(3,278)	11.9%

Bank servicing changes for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased due to increases to certain warehouse lines of credit facilities in late 2020.
Bank servicing charges and collateral handling fees increased due to increased origination volume for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Additionally, we increased some of our warehouse lines of credit facilities to support the increase in origination volume, which led to increases in bank servicing charges. Payoff interest expense increased due to increased payoff volume of $1.8 billion or 21.4% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. When a client pays off their loan with us, the client pays interest only up until the date of payoff. As a seller-servicer, however, for loans sold through Agency MBS we are required to remit the full month of interest to the investors who purchase the loans we originate, even though the client will not pay a full month of interest for that month.

Summary of Expenses

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Salaries, incentive compensation and benefits	$232,563	$229,885	$2,678	1.2%
General and administrative	31,794	25,967	5,827	22.4%
Occupancy, equipment and communication	14,662	13,882	780	5.6%
Depreciation and amortization	1,608	1,806	(198)	(11.0)%
Provision for foreclosure losses	(442)	(64)	(378)	(590.6)%
Total expenses	$280,185	$271,476	$8,709	3.2%

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Salaries, incentive compensation and benefits	$499,287	$377,898	$121,389	32.1%
General and administrative	58,701	48,192	10,509	21.8%
Occupancy, equipment and communication	29,494	27,200	2,294	8.4%
Depreciation and amortization	3,262	3,693	(431)	(11.7)%
Provision for foreclosure losses	2,019	1,860	159	8.5%
Total expenses	$592,763	$458,843	$133,920	29.2%

Salaries, Incentive Compensation and Benefits

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Incentive compensation	$125,565	$132,252	$(6,687)	(5.1)%
Salaries	81,581	63,957	17,624	27.6%
Benefits	25,417	33,676	(8,259)	(24.5)%
Total salaries, incentive compensation and benefits expense	$232,563	$229,885	$2,678	1.2%

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Incentive compensation	$276,533	$210,710	$65,823	31.2%
Salaries	165,291	117,068	48,223	41.2%
Benefits	57,463	50,120	7,343	14.7%
Total salaries, incentive compensation and benefits expense	$499,287	$377,898	$121,389	32.1%

Incentive compensation expense decreased during the three months ended June 30, 2021 due to a decrease in variable incentive compensation paid to sales teams. This compensation is based on origination volume which decreased 7.3% during the three months ended June 30, 2021.

Conversely, incentive compensation expense increased during the six months ended June 30, 2021 due to an increase in origination volume of 23.2% during the same period. Incentive compensation is also based on management of operating expenses, which improved during the six months ended June 30, 2021 and resulted in increased compensation earned.
Salaries expense increased for the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily because we hired additional permanent and temporary employees throughout 2020 and we paid increased variable bonus and overtime to support the increase in our origination and servicing volumes during the period.
Benefits expense decreased for the three months ended June 30, 2021 primarily due to a decrease in the fair value of the deferred compensation plan for certain executive employees of the Company. Benefits expense increased for the six months ended June 30, 2021 primarily due to an increase in employment taxes due to increased personnel expenses.
General and Administrative

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Contingent liability fair value adjustment	$6,494	$11,018	$(4,524)	(41.1)%
Professional fees	17,706	6,815	10,891	159.8%
Advertising and promotions	4,060	4,622	(562)	(12.2)%
Office supplies, travel and entertainment	2,093	1,981	112	5.7%
Miscellaneous	1,441	1,531	(90)	(5.9)%
Total general and administrative expense	$31,794	$25,967	$5,827	22.4%

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Contingent liability fair value adjustment	$13,114	$20,025	$(6,911)	(34.5)%
Professional fees	30,468	12,192	18,276	149.9%
Advertising and promotions	8,152	8,839	(687)	(7.8)%
Office supplies, travel and entertainment	4,552	4,488	64	1.4%
Miscellaneous	2,415	2,648	(233)	(8.8)%
Total general and administrative expense	$58,701	$48,192	$10,509	21.8%
The decrease to the contingent liability fair value adjustment for the three and six months ended June 30, 2021 compared to the same periods in 2020 was due to the completion of the earn-out period for two of our acquisitions in 2020.
Professional fees increased primarily due to an increase of $1.8 million and $6.5 million in third-party fees and business taxes to support the growth in our origination volume during the three and six months ended June 30, 2021, respectively, and $4.5 million in costs incurred during the three months ended June 30, 2021 in connection with the acquisition of RMS. Additionally, corporate liability insurance expenses increased $1.4 million and $2.6 million for the three and six months ended June 30, 2021, respectively, related to becoming a public company. We also incurred additional legal, accounting, and other costs related to becoming a public company.

Occupancy, Equipment and Communication

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Occupancy	$8,563	$8,339	$224	2.7%
Equipment	2,187	1,608	579	36.0%
Communication	3,912	3,935	(23)	(0.6)%
Total occupancy, equipment and communication expense	$14,662	$13,882	$780	5.6%

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Occupancy	$16,912	$16,524	$388	2.3%
Equipment	4,402	3,240	1,162	35.9%
Communication	8,180	7,436	744	10.0%
Total occupancy, equipment and communication expense	$29,494	$27,200	$2,294	8.4%

Occupancy costs generally consist of fixed costs and remain consistent except for the typical increase in building rental expense each year, which is usually aligned with inflation, and except for any increases associated with new acquisitions, expansion into new territories and entry into new material building leases.
During the three and six months ended June 30, 2021, equipment expense increased due to the leasing of additional hardware and software licenses as well as the needs of a remote working environment because of COVID-19-related restrictive measures.
Provision for Foreclosure Losses
Although we have experienced a decrease in overall foreclosure starts and sales due to the CARES Act’s foreclosure moratorium and the federal government’s subsequent extension of its mortgage forbearance programs, once the moratorium has ended we anticipate an increase in the time needed to complete a foreclosure due to expected delays throughout the foreclosure process, which in turn increases our estimated per-loan losses. Although our reserves increased for the six months ended June 30, 2021, they decreased for the three months ended June 30, 2021 due to decreases in delinquency rates of loans in our servicing portfolio. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.

Segment Results for the Three and Six Months Ended June 30, 2021 and 2020
Our operations are comprised of two distinct but related reportable segments that we refer to as our origination and servicing segments. We operate our origination segment from approximately 200 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. Although our origination and servicing segments are separated for this presentation, management sees the two segments as intricately related and interdependent. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and that, more importantly, our servicing segment positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.
We measure the performance of our segments primarily based on their net income (loss). See below for an overview and discussion of each of our segments’ results for the three and six months ended June 30, 2021 and 2020. These results do not include unallocated corporate costs.
Origination

	Three Months Ended June 30,		Six Months Ended June 30,
($ and units in thousands)	2021	2020	2021	2020
Total in-house originations	$8,173,153	$8,814,629	$17,941,190	$14,558,875
Funded loans	27	31	62	52
Loan origination fees and gain on sale, net	$329,157	$491,657	$773,954	$730,459
Interest income	3,655	4,214	6,501	6,434
Other income, net	32	12	32	17
Net revenue	332,844	495,883	780,487	736,910
Salaries, incentive compensation and benefits	215,061	205,427	465,876	345,433
Occupancy, equipment and communication	12,758	12,184	25,931	23,563
Production technology	6,685	4,648	12,984	9,370
General and administrative	18,471	17,845	34,810	32,647
Depreciation and amortization	1,096	1,153	1,989	2,438
Total expenses	254,071	241,257	541,590	413,451
Net income allocated to origination	$78,773	$254,626	$238,897	$323,459
The decrease in the origination segment's net income for the three months ended June 30, 2021 compared to June 30, 2020 was primarily driven by decreased revenue earned from loan origination fees and gain on sale of loans, net of $162.5 million or 33.1% for the same time period. The decrease in gain on sale of loans was primarily driven by the decrease in loan sales of $129.7 million or 1.5% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, combined with the decrease in gain on sale margins of 155 basis points or 27.8% for the same time period.
The decrease in the origination segment's net income for the six months ended June 30, 2021 compared to June 30, 2020 was also driven by an increase in salaries, incentive compensation and benefits as described further below. Additionally, while lower interest rates contributed to the increase in loan sales of $4.1 billion during the six months ended June 30, 2021 compared to the same period in 2020, gain on sale margins decreased 70 basis points or 14.0% for the same time period. Capacity constraints in the mortgage origination market in 2020 led to higher gain on sale margins in 2020.

Salaries, incentive compensation and benefits expense increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to increased variable incentive compensation paid to our origination teams and our hiring of additional employees throughout 2020 to support the increase in our origination volume.
Production technology expense increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to a continued investment in our technology resources.
Servicing

	Three Months Ended June 30,		Six Months Ended June 30,
($ and units in thousands)	2021	2020	2021	2020
UPB of servicing portfolio (period end)	$65,670,291	$52,794,328	$65,670,291	$52,794,328
Loans serviced (period end)	287	249	287	249
Loan servicing and other fees	$47,652	$37,778	$92,851	$76,310
Loan origination fees and gain on sale, net	1,602	1,775	3,393	2,834
Other income, net	18	2	40	3
Total revenue	49,272	39,555	96,284	79,147
Valuation adjustment of MSRs	(84,789)	(96,161)	(49,046)	(204,810)
Interest (expense) income	(1,637)	(2,645)	(4,498)	(2,608)
Net revenue	(37,154)	(59,251)	42,740	(128,271)
Salaries, incentive compensation and benefits	7,075	6,390	14,288	12,076
Occupancy, equipment and communication	1,026	848	2,134	1,651
General and administrative	1,744	240	1,509	288
Servicing technology	2,071	1,745	4,162	3,453
Provision for foreclosure losses	(442)	(64)	2,019	1,860
Depreciation and amortization	222	155	412	311
Total expenses	11,696	9,314	24,524	19,639
Net income (loss) allocated to servicing	$(48,850)	$(68,565)	$18,216	$(147,910)
For the three months ended June 30, 2021 there was a decrease to the net loss allocated to the servicing segment and for the six months ended June 30, 2021 there was an increase to net income allocated to the servicing segment, as compared to the same time periods in 2020. This was primarily driven by valuation adjustments of our MSRs. For the three months ended June 30, 2021 we recorded an $84.8 million downward adjustment to the fair value of our MSRs, compared to a $96.2 million downward adjustment for the three months ended June 30, 2020. For the six months ended June 30, 2021 we recorded a $49.0 million downward adjustment, compared to a $204.8 million downward adjustment for the same time period in 2020.
The fair value of our MSRs generally declines as interest rates decline and prepayments increase; conversely the fair value generally increases as interest rates increase and prepayments decrease. The valuation adjustments related to MSRs also include losses related to loan prepayments. During the three and six months ended June 30, 2020, interest rates declined, which contributed to higher valuation losses as compared to the three and six months ended June 30, 2021 when there was minimal movement in interest rates. However, the increase in value from slightly higher interest rates was more than offset by loan prepayments due to an increase in cash-out refinancing during the three and six months ended June 30, 2021. The fair value of our mortgage servicing rights asset was 88 basis points of our servicing portfolio at June 30, 2021 compared to 64 basis points at June 30, 2020.
Although loan servicing and other fees increased, servicing and ancillary fee income have been below their historical averages due to the inability to collect late charges and servicing fees for customers who have elected to accept forbearance relief under the CARES Act. The increase in loan servicing and other fees was partially offset by an increase in interest expense due to an increase in payoff interest expense because of higher loan prepayments for this time period.
Salaries, incentive compensation and benefits increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to our hiring of additional employees throughout 2020 to support the increase in our servicing volume and those clients electing to accept forbearance relief under the CARES Act.
Servicing technology expense increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to a continued investment in our technology resources.
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
•distributions to shareholders; and
•acquisitions of other mortgage businesses.
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
As discussed in Note 9, Warehouse Lines of Credit to the condensed consolidated financial statements included in Part I, Item 1, as of June 30, 2021, we had nine different loan funding facilities in different amounts and with various maturities. As of June 30, 2021, the aggregate available amount under our loan facilities was approximately $3.1 billion, with combined outstanding balances of approximately $1.9 billion.
As discussed in Note 10, Notes Payable to the condensed consolidated financial statements included in Part I, Item 1, as of June 30, 2021, we had three different MSR notes payable in different amounts with different maturities. As of June 30, 2021, the aggregate available amount under our MSR notes payable was $440.0 million, with combined outstanding balances of $165.0 million and unutilized capacity of $149.6 million, based on total committed amounts and our borrowing base limitations. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2021, we had posted $58.4 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We have an early buyout facility that allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, at June 30, 2021, the outstanding balance on the facility was $43.1 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We believe we were in compliance with all of these covenants as of June 30, 2021.

Our debt obligations are summarized below by facility as of June 30, 2021:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$246,639	800,000		January 2022
	152,254	250,000		September 2021
	445,947	500,000		February 2022
	118,922	200,000	(1)	June 2022
	278,544	300,000		September 2021
	413,790	500,000	(2)	July 2021
	89,340	200,000	(3)	April 2022
	96,805	250,000	(4)	N/A
Early buyout facility	43,081	75,000	(5)	March 2025
MSR notes payable	100,000	175,000	(6)	March 2024
	45,000	200,000	(7)	June 2022
	20,000	65,000		July 2022
___________________________
(1)This facility matured in June 2021 and was subsequently amended with a maturity date of June 2022.
(2)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount. Subsequent to June 30, 2021, this facility was amended with a maturity date of July 2022.
(3)This facility matured in June 2021 and was subsequently amended with a maturity date of April 2022.
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
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market which, in turn, could have a significant impact on our liquidity and results of operations. We believe we were in compliance with all of these covenants as of June 30, 2021.
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

Cash Flows
Our cash flows are summarized below:

	Six Months Ended June 30,
($ in thousands)	2021	2020
Net cash provided by (used in) operating activities	$290,882	$(283,928)
Net cash used in investing activities	(1,981)	(15,649)
Net cash (used in) provided by financing activities	(302,018)	341,304
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,117)	$41,727
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Six Months Ended June 30,
($ in thousands)	2021	2020
Loans held for sale	$214,787	$(477,679)
Other operating sources	76,095	193,751
Net cash provided by (used in) operating activities	$290,882	$(283,928)
Cash provided by loans held for sale increased due to a larger increase in proceeds on sale and payments from mortgage loans held for sale compared to cash used for origination of mortgage loans held for sale. The decrease in cash provided by other operating sources was primarily due to increases in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of purchases of property and equipment and acquisitions. Cash used in investing activities decreased for the six months ended June 30, 2021 compared to the same period in 2020, which was primarily due to less cash used for purchases of property and equipment and $12.0 million used for certain payments made to Guild Mortgage Company LLC’s former parent entity during the six months ended June 30, 2020, prior to our restructuring and initial public offering.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the increase in loan origination volume.

	Six Months Ended June 30,
($ in thousands)	2021	2020
Warehouse lines of credit	$(260,263)	$386,104
Other financing sources	(41,755)	(44,800)
Net cash (used in) provided by financing activities	$(302,018)	$341,304
The decrease in cash provided by warehouse lines of credit was primarily due to higher net repayments on our warehouse lines of credit. Cash used in other financing sources decreased for the six months ended June 30, 2021 compared to the same period in 2020, which was primarily driven by net borrowings of $19.3 million during the six months ended June 30, 2021 compared to net repayments of $30.0 million for the six months ended June 30, 2020 on our MSR notes payable and the payment of $60.0 million in cash dividends during May 2021.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
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
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves risks. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report, including the financial statements and the related notes included in Part I, Item 1 of this Quarterly Report. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Quarterly Report, including statements included in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business
The RMS acquisition may cause our financial results to differ from our expectations or the expectations of the investment community; we may not be able to achieve anticipated benefits from the acquisition.
The ultimate success of the RMS acquisition will depend, in part, on our ability to successfully combine and integrate the businesses of RMS and Guild, and realize the synergies and anticipated strategic, financial and other benefits from the acquisition. If we are unable to achieve these objectives within the anticipated time frame, or at all, the value of our Class A common stock may decline.
The integration of the two companies may result in material challenges, including, without limitation:
•coordinating geographically separate organizations with increased operations in jurisdictions in which the Company previously did not operate and subject to regulations and regulatory authorities to which the Company previously was not subject;
•undisclosed liabilities that were not discovered during the diligence process;
•managing a larger combined business;
•retaining key management and other employees and maintaining employee morale, and retaining existing business relationships with customers, real estate professionals and other counterparties;
•the possibility of faulty assumptions underlying expectations regarding the integration process and/or our inability to integrate RMS in the same manner, or with the same degree of success, as we have integrated past acquisitions;
•unanticipated issues in integrating information technology, communications and other systems;
•the failure of RMS to continue to grow under our ownership; and
•unforeseen expenses, costs, liabilities or delays associated with the acquisition.

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
Our existing and any future indebtedness could have important consequences, including:
•requiring us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures or other corporate purposes;
•increasing our vulnerability to general adverse economic, industry and market conditions;
•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•limiting our ability to plan for and respond to business opportunities or changes in our business or industry; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.
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
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We currently, and may in the future continue to, depend upon several lenders to provide the primary funding facilities for our loans. As of the date of this Quarterly Report, we had nine warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $3.1 billion. Additionally, as of June 30, 2021, we were party to (i) a term loan credit agreement with one of our warehouse banks, which agreement is collateralized by our Fannie Mae

MSRs and provides for a term loan facility of $100.0 million (which can be increased to up to $150.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $65.0 million.
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
Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors, including:
•limitations imposed under existing and future financing facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;
•a decline in liquidity in the credit markets;
•prevailing interest rates;
•the financial strength of the lenders from whom we borrow;
•the decision of lenders from whom we borrow to reduce their exposure to mortgage loans due to a change in such lenders’ strategic plan, future lines of business or otherwise;
•the amount of eligible collateral pledged on advance facilities, which may be less than the borrowing capacity of the facility;
•the large portion of our loan funding facilities that is uncommitted;
•more stringent financial covenants in our refinanced facilities, with which we may not be able to comply; and
•accounting changes that impact calculations of covenants in our debt agreements.
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
Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Although we are expanding into the northeast United States with our recent acquisition of RMS, we may face a competitive disadvantage as a result of our concentration primarily in the northwest United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for remaining loan originations. Any increase in these competitive pressures could have an adverse effect on our business, prospects, financial condition and results of operations.
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
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the CARES Act and the temporary period of forbearance that is being offered for clients unable to pay on certain mortgage loans may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition and results of operations could be materially and adversely affected as a result. As of June 30, 2021, loans representing approximately 2.1% of the loans in our servicing portfolio were in forbearance.
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
A substantial portion of our assets are measured at fair value. From time to time our estimates of their value prove to be inaccurate and we are required to write them down.
We record the value of our MSRs, interest rate lock commitments (“IRLCs”), mortgage loans held for sale (“MLHS”), the contingent liabilities related to our completed acquisitions and our inventory of loans for which we have repurchase rights at fair value. Fair value determinations require many assumptions and complex analyses for which we cannot control many of the underlying factors. From time to time our estimates prove to be incorrect and we are required to write down the value of these assets, which could adversely affect our earnings, financial condition and liquidity.

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
From time to time, we have been, and may continue to be, involved in various legal proceedings, including, but not limited to, actions related to our lending and servicing practices as well as alleged violations of the local, state and federal laws to which our business is subject. See “Part II, Item 1 – Legal Proceedings.” Claims may be expensive to defend and may divert management’s time away from our operations, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, and the resolution of such matters may result in significant financial payments by, or penalties imposed upon, us, restrictions on our business and operations, or other remedies, in which case those litigation matters could have a material and adverse effect on our business, operating results, financial condition and prospects.
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
We are periodically required to repurchase mortgage loans that we have sold, or indemnify purchasers of our mortgage loans, if these loans fail to meet certain criteria or characteristics or under other circumstances.
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. For the period ended June 30, 2021, Ginnie Mae accounted for 31.2% of the UPB of our servicing portfolio.
As of June 30, 2021, we have a reserve of $16.8 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
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
Antidiscrimination statutes, such as the Fair Housing Act, the Equal Credit Opportunity Act (the "ECOA") and other fair lending laws and regulations prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. The Supreme Court has held that the Fair Housing Act applies not just to intentional discrimination, but also to neutral practices that have a disparate impact on protected classes. Enforcement agencies have taken a similar position in connection with the applicability of ECOA. Compliance with anti-discrimination prohibitions, and particularly the disparate impact  theory, creates a significant administrative burden and potential liability for failure to comply. A successful regulatory challenge to our performance under these fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties. Such sanctions could have a material adverse effect on our business, financial condition and results of operations.
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
The mortgage industry is subject to a highly complex legal and regulatory framework. In addition to the licensing requirements for each of the jurisdictions in which we originate or service loans, we must comply with a number of federal, state and local consumer protection and other laws including, among others, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the ECOA, the Fair Credit Reporting Act, the Fair Housing Act, the Telephone Consumer Protection Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the SAFE Act, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the CARES Act, federal, state and local laws designed to discourage predatory lending and servicing practices, prohibit unfair, deceptive, or abusive acts or practices, protect customer privacy, and regulate debt collection and consumer credit reporting, and state foreclosure laws. These and other laws and regulations directly affect our business and require constant compliance monitoring and internal and external audits and examinations by federal and state regulators. Changes to the laws, regulations and guidelines relating to the origination and servicing of mortgages, including those already adopted and those that may be adopted in response to the COVID-19 pandemic, their interpretation or the manner in which they are enforced could render our current business practices non-compliant or make compliance more difficult or expensive.
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
Risks Related to Our Organization and Structure
We are controlled by McCarthy Capital Mortgage Investors, LLC (“MCMI”), and MCMI’s interests may conflict with our interests and the interests of our other stockholders.
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
Because MCMI controls a majority of the combined voting power of our outstanding common stock, we are considered a controlled company under the applicable rules of the NYSE. As a controlled company, we are permitted to elect not to comply with certain corporate governance requirements of the NYSE, including the requirements that:
•a majority of our Board of Directors consist of independent directors;
•we have a nominating and corporate governance committee that is composed entirely of independent directors; and
•we have a compensation committee that is composed entirely of independent directors.
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
We are a holding company and depend upon distributions from Guild Mortgage Company LLC ("GMC") to meet our obligations.
We are a holding company with no material assets other than our ownership of equity interests in GMC, which is our wholly owned subsidiary. Our ability to pay dividends and to pay taxes and cover other expenses depends on the financial results and cash flows of GMC. As the sole member of GMC, we intend to cause GMC to make distributions to us in amounts sufficient to meet our obligations. Certain laws and regulations, however, may result in restrictions on GMC’s ability to make distributions to us. To the extent that we need funds and GMC is restricted from making such distributions under applicable law or regulation or under the terms of any of its financing arrangements, we may not be able to obtain funds on terms acceptable to us or at all and as a result could suffer an adverse effect on our liquidity and financial condition.

Risks Related to Being a Public Company
We have incurred, may incur additional, significant costs and expenses, including costs and expenses associated with obligations relating to being a newly public company, which requires significant resources and management attention and may divert focus from our business operations, and we may generate losses in the future.
We incur significant expenses in developing our technology, marketing and providing the products and services we offer and acquiring clients, and our costs may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to becoming and being a newly public company. Prior to our initial public offering, we were not required to comply with the requirements of the SEC, to file periodic reports with the SEC or to have our consolidated financial statements completed, reviewed or audited and filed within a specified time. As a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we have incurred, and will continue to incur, significant legal, accounting, insurance and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the NYSE has increased our legal and financial compliance costs and made some activities more time-consuming and costly. Furthermore, the need to continue to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, operating results, financial condition and prospects. If we fail to manage these additional costs or increase our revenue, we may incur losses in the future.
Our quarterly operating results or other operating metrics may fluctuate significantly and may not meet expectations of research analysts, which could cause the trading price of our Class A common stock to decline.
Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Period-to-period variability or unpredictability of our results could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline significantly, and we could face litigation, including securities class action litigation.
If we fail to correct any material weakness that we identify in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our Class A common stock may decline.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting, beginning as of that second annual report. If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial reports. As a result, access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our Class A common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.
If we fail to implement and maintain effective disclosure controls and procedures, we may not be able to meet applicable reporting requirements, which could materially and adversely affect us.
We are subject to the informational requirements of the Exchange Act and are required to file reports and other information with the SEC. As a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner. Any failure to maintain effective disclosure controls and procedures or to timely effect any necessary improvements thereto could cause us to fail to meet our reporting obligations (which could affect the listing of our Class A common stock on the NYSE). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the trading price of our Class A common stock.
Risks Related to our Class A Common Stock
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause the price of our Class A common stock to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our Class A common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock (including shares of our Class B common stock that would convert to Class A common stock in connection with such sales) in the public market, the trading price of our Class A common stock could substantially decline. Furthermore, if MCMI or our executive officers and directors were to sell a substantial portion of the shares they hold, it could cause our the price of our Class A common stock to decline.
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
Our certificate of incorporation, bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others, those establishing:
•a dual class common stock structure, which provides MCMI with the ability to control the outcome of matters requiring stockholder approval, even if it beneficially owns significantly less than a majority of the shares of our outstanding common stock;
•the division of our Board of Directors into three classes of directors, with each class serving a staggered three-year term, which could have the effect of making the replacement of incumbent directors more time-consuming and difficult;
•the inability of our stockholders to call a special meeting;
•the inability of our stockholders to act by written consent after MCMI and its affiliated private equity funds cease to beneficially own a majority of the combined voting power of our capital stock;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our Board of Directors to issue preferred stock without stockholder approval;
•the inability of stockholders to remove directors without cause after MCMI, any other investment funds affiliated with MCMI, and any company or other entity controlled by, controlling or under common control with MCMI or any such investment fund (other than any portfolio company)cease to beneficially own a majority of the combined voting power of our capital stock; and
•the ability of our directors, not our stockholders, to fill vacancies on the Board of Directors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
As previously disclosed, the Company’s acquisition of RMS was financed with a combination of cash and the issuance of 996,644 shares of the Company’s Class A common shares on July 1, 2021. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and affiliated Purchasers
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
2.1
Merger Agreement, dated May 10, 2021, by and among Guild Mortgage Company LLC, Project Regal Merger Sub, Inc., Residential Mortgage Services Holdings, Inc., RMS Shareholder Representative, LLC, and as to certain sections identified therein, Guild Holdings Company (incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on May 14, 2021)

3.1
Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)
10.1
Registration Rights Agreement by and among Guild Holdings Company and the other holders named therein (incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on May 14, 2021)

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

GUILD HOLDINGS COMPANY

Dated: August 13, 2021	By:	/s/ Mary Ann McGarry
	Name:	Mary Ann McGarry
	Title:	Chief Executive Officer

Dated: August 13, 2021	By:	/s/ Desiree A. Elwell
	Name:	Desiree A. Elwell
	Title:	Chief Financial Officer