Form 10-Q
period 2021-09-30
Guild Holdings Co
filed 2021-11-12
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No x
As of November 5, 2021, the registrant had 20,723,912 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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
•Our existing and any future indebtedness could adversely affect our liquidity and our ability to operate our business.
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
•We are subject to certain operational risks, including employee or customer fraud, the obligation to repurchase sold loans in the event of a documentation error, and data processing system failures and errors.
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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$302,931	$334,623
Restricted cash	6,022	5,010
Mortgage loans held for sale	2,139,346	2,368,777
Ginnie Mae loans subject to repurchase right	913,438	1,275,842
Accounts and interest receivable	52,180	43,390
Derivative asset	55,792	130,338
Mortgage servicing rights, net	625,149	446,998
Intangible assets, net	43,013	—
Goodwill	175,144	62,834
Other assets	171,317	150,275
Total assets	$4,484,332	$4,818,087
Liabilities and stockholders’ equity
Warehouse lines of credit	$1,907,995	$2,143,443
Notes payable	165,259	145,750
Ginnie Mae loans subject to repurchase right	913,438	1,277,026
Accounts payable and accrued expenses	66,047	41,074
Accrued compensation and benefits	81,003	106,313
Investor reserves	18,665	14,535
Income taxes payable	—	19,454
Contingent liabilities due to acquisitions	77,189	18,094
Derivative liability	—	38,270
Operating lease liabilities	98,485	94,891
Note due to related party	3,126	4,639
Deferred compensation plan	98,787	89,236
Deferred tax liability	116,823	89,370
Total liabilities	3,546,817	4,082,095
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,663,625 and 19,666,981 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	207	197
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at September 30, 2021 and December 31, 2020	403	403
Additional paid-in capital	39,321	18,035
Retained earnings	897,584	717,357
Total stockholders’ equity	937,515	735,992
Total liabilities and stockholders’ equity	$4,484,332	$4,818,087
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenue
Loan origination fees and gain on sale of loans, net	$396,961	$565,009	$1,174,308	$1,298,302
Loan servicing and other fees	50,248	40,159	143,099	116,469
Valuation adjustment of mortgage servicing rights	(35,535)	(41,006)	(84,581)	(245,816)
Interest income	16,652	14,905	46,386	41,854
Interest expense	(15,310)	(15,488)	(46,030)	(42,929)
Other income, net	(59)	(35)	71	(39)
Net revenue	412,957	563,544	1,233,253	1,167,841
Expenses
Salaries, incentive compensation and benefits	270,894	273,560	770,181	650,458
General and administrative	24,807	27,255	83,508	75,447
Occupancy, equipment and communication	18,014	14,315	47,508	41,515
Depreciation and amortization	4,107	1,822	7,369	5,515
Provision for foreclosure losses	(2,325)	547	(306)	2,407
Total expenses	315,497	317,499	908,260	775,342
Income before income tax expense	97,460	246,045	324,993	392,499
Income tax expense	25,364	64,223	83,355	100,688
Net income	$72,096	$181,822	$241,638	$291,811
Net income per share attributable to Class A and Class B Common Stock:
Basic	$1.18		$4.01
Diluted	$1.17		$3.99
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,986		60,332
Diluted	61,400		60,618
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	—	$—	—	$—	928	$93	$21,992	$383,946	$406,031
Common stock dividends ($10,772 per share)	—	—	—	—	—	—	—	(10,000)	(10,000)
Net loss	—	—	—	—	—	—	—	(12,986)	(12,986)
Balance at March 31, 2020	—	—	—	—	928	93	21,992	360,960	383,045
Net income	—	—	—	—	—	—	—	122,975	122,975
Balance at June 30, 2020	—	—	—	—	928	93	21,992	483,935	506,020
Net income	—	—	—	—	—	—	—	181,822	181,822
Balance at September 30, 2020	—	$—	—	$—	928	$93	$21,992	$665,757	$687,842

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	19,666,981	$197	40,333,019	$403	—	$—	$18,035	$717,357	$735,992
Stock-based compensation	—	—	—	—	—	—	1,632	—	1,632
Net income	—	—	—	—	—	—	—	160,604	160,604
Balance at March 31, 2021	19,666,981	197	40,333,019	403	—	—	19,667	877,961	898,228
Dividends paid on Class A and Class B common stock ($1.00 per share)	—	—	—	—	—	—	—	(60,000)	(60,000)
Dividend equivalents on unvested restricted stock units	—	—	—	—	—	—	1,447	(1,447)	—
Stock-based compensation	—	—	—	—	—	—	1,457	—	1,457
Net income	—	—	—	—	—	—	—	8,938	8,938
Balance at June 30, 2021	19,666,981	197	40,333,019	403	—	—	22,571	825,452	848,623
Issuance of Class A shares for acquisition of RMS	996,644	10	—	—	—	—	15,279	—	15,289
Stock-based compensation	—	—	—	—	—	—	1,507	—	1,507
Dividend equivalents on unvested restricted stock units forfeited							(36)	36	—
Net income	—	—	—	—	—	—	—	72,096	72,096
Balance at September 30, 2021	20,663,625	$207	40,333,019	$403	—	$—	$39,321	$897,584	$937,515
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$241,638	$291,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,369	5,515
Valuation adjustment of mortgage servicing rights	84,581	245,816
Valuation adjustment of mortgage loans held for sale	59,040	(52,904)
Unrealized loss (gain) on derivatives	52,758	(160,167)
Amortization of right-of-use assets	11,619	15,856
Provision for investor reserves	7,581	10,009
(Relief) provision for foreclosure losses	(306)	2,407
Valuation adjustment of contingent liabilities due to acquisitions	18,587	27,905
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(1,019,439)	(897,467)
Deferred income taxes	11,222	20,031
Other	2,533	(1,223)
Benefit from investor reserves	(4,958)	(7,289)
Foreclosure loss reserve	(1,427)	(2,362)
Stock-based compensation	4,596	—
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(28,192,471)	(24,657,750)
Proceeds on sale of and payments from mortgage loans held for sale	29,847,321	24,873,813
Accounts and interest receivable	(5,955)	4,659
Other assets	(7,901)	(8,207)
Mortgage servicing rights	(257,917)	(219,605)
Accounts payable and accrued expenses	(1,620)	33,824
Accrued compensation and benefits	(36,938)	40,464
Income taxes	(24,595)	14,922
Contingent liability payments	(23,448)	(7,552)
Operating lease liabilities	(8,766)	(13,057)
Deferred compensation plan liability	6,038	22,683
Real estate owned, net	171	142
Net cash provided by (used in) operating activities	769,313	(417,726)
Cash flows from investing activities
Acquisition of business, net of cash acquired	(86,864)	—
Proceeds from the sale of property and equipment	115	35
Purchase of property and equipment	(3,538)	(6,988)
Payment made on behalf of affiliate	—	(12,035)
Net cash used in investing activities	(90,287)	(18,988)
Cash flows from financing activities
Borrowings on warehouse lines of credit	27,415,569	24,083,543
Repayments on warehouse lines of credit	(28,082,761)	(23,473,255)
Borrowings on MSR notes payable	23,500	67,000
Repayments on MSR notes payable	(4,250)	(77,000)
Contingent liability payments	—	(6,336)

Net change in notes payable	(1,764)	(1,670)
Dividends paid	(60,000)	(10,000)
Net cash (used in) provided by financing activities	(709,706)	582,282
(Decrease) increase in cash, cash equivalents and restricted cash	(30,680)	145,568
Cash, cash equivalents and restricted cash, beginning of period	339,633	106,735
Cash, cash equivalents and restricted cash, end of period	$308,953	$252,303

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$302,931	$247,293
Restricted cash	6,022	5,010
Total cash, cash equivalents and restricted cash	$308,953	$252,303
Supplemental information
Cash paid for interest, net	$33,947	$31,567
Cash paid for income taxes, net of refunds	$96,717	$15,525
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
Certain reclassifications have been made to the presentation of prior periods for consistency and comparability with the current year's presentation. These reclassifications did not have any effect on the Company's financial condition, operating results, cash flows or stockholders' equity.
Principles of Consolidation
The Company has one wholly owned subsidiary, Guild Mortgage Company LLC ("GMC"), which through its direct subsidiaries, conducts the Company’s mortgage banking operations. GMC wholly owns Guild Administration Corp., Mission Village Insurance Agency, Guild Insurance, LLC, Guild Financial Express, Inc. and Residential Mortgage Services Holdings, Inc. All intercompany accounts and transactions have been eliminated in consolidation.
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
In March 2020, the World Health Organization (“WHO”) declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which has presented a substantial public health challenge throughout the United States. The Company remains fully functional in both its origination and servicing operations. The Company continues to monitor guidance published by the WHO, Centers for Disease Control and Prevention, local and federal government agencies and the Mortgage Bankers Association and is in continual communication with its investors regarding the developments in the mortgage industry.

Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives in a manner that best reflects their economic benefit. All intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock units (“RSUs”) is based on the value of the Company’s common stock on the date of grant. Stock-based compensation is included in salaries, incentive compensation and benefits. See Note 14 for additional information regarding our stock-based compensation.
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $1.6 billion and $1.7 billion at September 30, 2021 and December 31, 2020, respectively.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At September 30, 2021 and December 31, 2020, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of September 30, 2021 and December 31, 2020, was 91.1% and 87.8%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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
Mortgage Servicing Rights — MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the lack of an active market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, costs to service and other economic factors. The Company obtains valuations from an independent third party on a monthly basis, and records an adjustment based on this third-party valuation. See Note 7 for additional information on our MSRs.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At September 30, 2021 and December 31, 2020, the range of the risk adjusted discount rate was 15.0% - 19.2%, with a median of 18.9%, and 15.0% - 20.0%, with a median of 15.0%, respectively. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Income.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$104	$—	$—	$104
Derivative
Forward delivery commitments	—	20,071	—	20,071
Interest rate lock commitments	—	—	35,721	35,721
Mortgage loans held for sale	—	2,139,346	—	2,139,346
Mortgage servicing rights	—	—	625,149	625,149
Total assets at fair value	$104	$2,159,417	$660,870	$2,820,391
Liabilities:
Derivative
Contingent liabilities due to acquisitions	$—	$—	$77,189	$77,189
Total liabilities at fair value	$—	$—	$77,189	$77,189
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$78	$—	$—	$78
Derivative
Interest rate lock commitments	—	—	130,338	130,338
Mortgage loans held for sale	—	2,368,777	—	2,368,777
Mortgage servicing rights	—	—	446,998	446,998
Total assets at fair value	$78	$2,368,777	$577,336	$2,946,191
Liabilities:
Derivative
Forward delivery commitments	$—	$38,270	$—	$38,270
Contingent liabilities due to acquisitions	—	—	18,094	18,094
Total liabilities at fair value	$—	$38,270	$18,094	$56,364

The table below presents a reconciliation of Level Three assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020:

	IRLCs	Contingent Liabilities
Balance at June 30, 2021	$44,486	$20,416
Net transfers and revaluation gains	(8,765)	—
Payments	—	(12,656)
Additions	—	63,956
Valuation adjustments	—	5,473
Balance at September 30, 2021	$35,721	$77,189

Balance at December 31, 2020	$130,338	$18,094
Net transfers and revaluation gains	(94,617)	—
Payments	—	(23,448)
Additions	—	63,956
Valuation adjustments	—	18,587
Balance at September 30, 2021	$35,721	$77,189

Balance at June 30, 2020	$141,629	$22,952
Net transfers and revaluation gains	44,387	—
Payments	—	(8,742)
Valuation adjustments	—	7,880
Balance at September 30, 2020	$186,016	$22,090

Balance at December 31, 2019	$19,922	$8,073
Net transfers and revaluation gains	166,094	—
Payments	—	(13,888)
Valuation adjustments	—	27,905
Balance at September 30, 2020	$186,016	$22,090
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three and nine months ended September 30, 2021 and 2020.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At September 30, 2021 and December 31, 2020, the Company had the following financial asset measured at fair value on a non-recurring basis:
Ginnie Mae Loans subject to Repurchase Right — Government National Mortgage Association ("GNMA" or "Ginnie Mae") securitization programs allow servicers to buy back individual delinquent mortgage loans from the securitized loan pool once certain conditions are met. If a borrower makes no payment for three consecutive months, the servicer has the option to repurchase the delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. Under ASC 860, Transfers and Servicing, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. The Company records these assets and liabilities at their fair value, which is determined to be the remaining unpaid principal balance. The Company’s future expected realizable cash flows are the cash payments of the remaining unpaid principal balance whether paid by the borrower or reimbursed through a claim filed with the United States Department of Housing and Urban Development ("HUD"). The Company considers the fair value of these assets and liabilities to fall into the Level Two bucket in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets' and liabilities' lives.
The following table summarizes the Company’s financial assets measured at fair value on a non-recurring basis at September 30, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$913,438	$—	$913,438
Total assets at fair value	$—	$913,438	$—	$913,438
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$913,438	$—	$913,438
Total liabilities at fair value	$—	$913,438	$—	$913,438
The following table summarizes the Company’s financial assets measured at fair value on a non-recurring basis at December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$1,275,842	$—	$1,275,842
Total assets at fair value	$—	$1,275,842	$—	$1,275,842
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$1,277,026	$—	$1,277,026
Total liabilities at fair value	$—	$1,277,026	$—	$1,277,026
Fair Value Option
The following is the estimated fair value and unpaid principal balance of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at September 30, 2021	$2,139,346	$2,110,692	$28,654
Balance at December 31, 2020	$2,368,777	$2,293,895	$74,882
_______________________________
(1)Represents the amount of gains included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.
NOTE 3 - ACQUISITION
On July 1, 2021, the Company completed the previously announced acquisition of Residential Mortgage Services Holdings, Inc. ("RMS"). RMS is an independent retail mortgage lender focused in the Northeast. This strategic acquisition expanded Guild’s presence in this region and added experienced loan officers to Guild’s sales force.
The acquisition was accounted for in accordance with ASC 805 (“ASC 805”) “Business Combinations”, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from RMS based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including final working capital adjustments and goodwill.

Total consideration for the acquisition was approximately $265.0 million. The acquisition was financed with a combination of $185.8 million in cash and the issuance of 996,644 shares of the Company’s Class A common stock. Additionally, RMS shareholders are entitled to contingent consideration based on net income from RMS branch locations for three years following June 1, 2021. These contingent consideration payments will be calculated and paid based on rolling 12-month periods commencing as of June 1, 2021 and ending on the first anniversary of such date, and thereafter on consecutive 12-month periods.
The fair value of the contingent consideration payments on the acquisition date was $64.0 million and was determined utilizing a Monte Carlo model based on estimated future revenues and volatility factors, among other variables and estimates, and has no maximum payment. The contingent consideration payments to the RMS shareholders are not capped; therefore there is no pre-determined upper bound to the undiscounted range and an estimate of the range of outcomes cannot be estimated.
The purchase price allocation provided in the table below reflects the preliminary determination of the fair value of assets acquired and liabilities assumed in the acquisition of RMS, with the excess of total consideration over total identifiable net assets recorded as goodwill. Goodwill in the amount of $112.3 million is primarily attributable to the assembled workforce and future growth expected after the acquisition date and will not be deductible for income tax purposes. Goodwill recognized was assigned to our Origination segment. Transaction costs associated with the RMS acquisition were approximately $5.2 million and were expensed as incurred within general and administrative expenses in the Condensed Consolidated Statements of Income.
The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of a valuation, and therefore are subject to revisions that may result in adjustments to the values presented below:

Purchase price:
Cash paid at closing of the transaction	$185,786
Fair value of Class A common stock issued	15,289
Estimated fair value of contingent consideration	63,956
Total purchase price	265,031

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	85,559
Mortgage loans held for sale	465,020
Acquired intangible assets	45,000
Right-of-use assets	11,855
Other	35,213
Total assets acquired	642,647

Fair value of liabilities assumed:
Warehouse lines of credit	431,175
Accounts payable and accrued expenses	26,960
Operating lease liabilities	12,959
Deferred taxes	16,231
Other	2,601
Total liabilities assumed	489,926

Fair value of net identifiable assets acquired	152,721

Goodwill	$112,310
The fair value of the Company's Class A common stock issued was determined based on the closing market price of the Company's common shares on June 30, 2021, the last price prior to the close of the acquisition.

The identifiable intangible assets of $45.0 million are subject to amortization. The following table summarizes the major classes of acquired intangible assets and their respective estimated fair values and estimated useful lives:

	Estimated Fair Value	Estimated Useful Life (Years)
Acquired intangible assets:
Referral network	$42,300	6
Non-compete agreements	2,700	3
Total acquired intangible assets	$45,000

The amount of RMS' net revenue and net income since the July 1, 2021 acquisition date, included in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 were as follows:

Net revenue	$66,382
Net income	$18,283
The following table presents the unaudited pro forma information assuming the acquisition of RMS occurred on January 1, 2020. The unaudited pro forma results reflect after-tax adjustments for amortization of acquired intangible assets and other immaterial adjustments for the effects of purchase accounting. The unaudited pro forma information is presented for information purposes only, and is not necessarily indicative of future operations or results had the acquisition been completed as of January 1, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net revenues	$683,400	$1,406,989
Net income	$223,524	$355,494
The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma net revenues and net income.
NOTE 4 - ACCOUNTS AND INTEREST RECEIVABLE
Accounts and interest receivable consisted of the following:

	September 30, 2021	December 31, 2020
Trust advances	$28,570	$36,241
Foreclosure advances, net	14,399	2,894
Receivables related to loan sales	2,396	2,707
Other	6,815	1,548
Total accounts and interest receivable	$52,180	$43,390
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.

The activity of the foreclosure loss reserve was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance — beginning of period	$12,790	$8,342	$12,402	$7,869
Utilization of foreclosure reserve	204	(975)	(1,427)	(2,362)
Provision (relieved) charged to operations	(2,325)	547	(306)	2,407
Balance — end of period	$10,669	$7,914	$10,669	$7,914
NOTE 5 - OTHER ASSETS
Other assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$19,698	$16,652
Company owned life insurance	37,437	29,910
Property and equipment, net	16,967	14,773
Right-of-use assets	87,145	87,508
Income tax receivable	9,630	—
Real estate owned	189	1,354
Land	147	—
Trading securities	104	78
Total other assets	$171,317	$150,275
Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Computer equipment	$32,127	$22,946
Furniture and equipment	25,923	18,301
Leasehold improvements	15,836	12,307
Internal-use software in production	2,195	1,716
Internal-use software	7,402	5,639
Property and equipment, gross	83,483	60,909
Accumulated depreciation	(66,516)	(46,136)
Property and equipment, net	$16,967	$14,773
Depreciation and amortization expense for property and equipment was $2.1 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively and $5.4 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively.
NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. The Company’s derivative instruments are not designated as hedging instruments for accounting purposes; therefore, changes in fair value are recognized in current period earnings. Realized and unrealized gains and losses from the Company's non-designated derivative instruments are included in loan origination fees and gain on sale of loans, net in the Condensed Consolidated Statements of Income.
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gains (losses)	$(4,153)	$61,969	$(52,758)	$160,167
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at September 30, 2021 and December 31, 2020:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2021
IRLCs	$3,992,088	$35,721	$—
Forward commitments	$4,104,845	$20,071	$—
Balance at December 31, 2020
IRLCs	$5,151,179	$130,338	$—
Forward commitments	$5,480,491	$—	$38,270
The Company had an additional $868.3 million and $895.2 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting unpaid principal balance ("UPB") amounts allocated to them, at September 30, 2021 and December 31, 2020, respectively. The Company also had $710.4 million and $908.0 million in closed hedge instruments not yet settled at September 30, 2021 and December 31, 2020, respectively. See Note 2 for fair value disclosure of the derivative instruments.
The following table presents the quantitative information about IRLCs and the fair value measurements:

	September 30, 2021	December 31, 2020
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (91.1%)	0% - 100% (87.8%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the periods ended September 30, 2021 and 2020.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
September 30, 2021
Forward delivery commitments	$22,088	$(2,641)	$19,447
Best efforts sales commitments	486	—	486
Margin calls	138	—	138
Total assets	$22,712	$(2,641)	$20,071

December 31, 2020
Forward delivery commitments	$(54,419)	$4,825	$(49,594)
Best efforts sales commitments	(3,656)	—	(3,656)
Margin calls	14,980	—	14,980
Total liabilities	$(43,095)	$4,825	$(38,270)
NOTE 7 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance — beginning of period	$578,690	$336,687	$446,998	$418,402
MSRs originated and acquired through acquisitions	81,994	96,510	262,732	219,605
Changes in fair value:
Due to collection/realization of cash flows	(37,313)	(31,540)	(117,119)	(85,270)
Due to changes in valuation model inputs or assumptions	1,778	(9,466)	32,538	(160,546)
Balance — end of period	$625,149	$392,191	$625,149	$392,191
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs:

	September 30, 2021	December 31, 2020
Unobservable Input	Range (Weighted Average)
Discount rate	9.3% - 15.5% (9.9%)	9.2% - 15.5% (10.0%)
Prepayment rate	7.6% - 33.0% (14.3%)	10.0% - 38.8% (18.2%)
Cost to service (per loan)	$71.8 - $299.8 ($91.1)	$71.0 - $409.4 ($92.5)
At September 30, 2021 and December 31, 2020, the MSRs had a weighted average life of approximately 5.7 years and 5.1 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Servicing fees from servicing portfolio	$48,713	$38,994	$138,604	$113,172
Late fees	1,468	1,193	3,988	3,828
Other ancillary servicing revenue (expense)	67	(28)	507	(531)
Total loan servicing and other fees	$50,248	$40,159	$143,099	$116,469
At September 30, 2021 and December 31, 2020, the unpaid principal balance of mortgage loans serviced totaled $69.2 billion and $60.8 billion, respectively. Conforming conventional loans serviced by the Company are sold to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the Federal Housing Association ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA").
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at September 30, 2021 and December 31, 2020, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2021
Mortgage servicing rights	$(43,147)	$(75,581)	$(29,430)	$(49,293)	$(16,020)	$(23,967)
December 31, 2020
Mortgage servicing rights	$(36,117)	$(66,419)	$(18,638)	$(32,312)	$(10,334)	$(16,700)
NOTE 8 - INVESTOR RESERVES
The Company’s estimate of the investor reserves considers the current macro-economic environment and recent repurchase trends; however, if the Company experiences a prolonged period of higher repurchase and indemnification activity, then the realized losses from loan repurchases and indemnifications may ultimately be in excess of the liability. The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less any loans that have already been paid in full by the mortgagee, that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make-whole, or that have been repurchased. Additionally, the Company may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC.
The activity of the investor reserves was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance — beginning of period	$16,827	$23,886	$14,535	$16,521
Benefit from investor reserves	(1,646)	(3,601)	(4,958)	(7,289)
Investor reserves acquired from RMS	1,507	—	1,507	—
Provision for investor reserves charged to operations	1,977	(1,044)	7,581	10,009
Balance — end of period	$18,665	$19,241	$18,665	$19,241
NOTE 9 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is set forth below:

	Nine Months Ended September 30,
	2021	2020
Balance — beginning of period	$2,368,777	$1,504,842
Origination of mortgage loans held for sale	28,192,471	24,657,750
Proceeds on sale of payments from mortgage loans held for sale	(29,847,321)	(24,873,813)
Mortgage loans acquired (see Note 3)	465,020	—
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	1,019,439	897,467
Valuation adjustment of mortgage loans held for sale	(59,040)	52,904
Balance — end of period	$2,139,346	$2,239,150
At September 30, 2021, mortgage loans held for sale included unpaid principal balances of the underlying loans of $2.1 billion and had a fair value of $2.1 billion. At December 31, 2020, mortgage loans held for sale included unpaid principal balances of the underlying loans of $2.3 billion and had a fair value of $2.4 billion.
NOTE 10 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are presented in the following table:

Balance at December 31, 2020	$62,834
Goodwill acquired (see Note 3)	112,310
Balance at September 30, 2021	$175,144
Intangible Assets
The following table presents our intangible assets, net as of September 30, 2021:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Referral network	$42,300	$1,762	$40,538	5.75
Non-compete agreements	2,700	225	2,475	2.75
	$45,000	$1,987	$43,013	5.57
Amortization expense related to intangible assets was $2.0 million for the three and nine months ended September 30, 2021.
NOTE 11 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at September 30, 2021 and December 31, 2020. On July 1, 2021, the effective date of the RMS acquisition, RMS' debt outstanding was recognized at provisional fair value and with no change to existing terms. Changes subsequent to September 30, 2021 have been described in the notes referenced with the below table.

	Maturity as of September 30, 2021	September 30, 2021	December 31, 2020
$800 million master repurchase facility agreement(1)	January 2022	$262,389	$442,593
$250 million master repurchase facility agreement(2)	August 2022	175,901	148,011
$500 million master repurchase facility agreement(3)	February 2022	289,547	541,074
$200 million master repurchase facility agreement(4)	June 2022	99,873	187,214
$300 million master repurchase facility agreement(5)	December 2021	134,855	232,272
$500 million master repurchase facility agreement(6)	July 2022	299,674	464,355
$200 million master repurchase facility agreement(7)	April 2022	117,980	104,880
$250 million master repurchase facility agreement(8)	N/A	170,786	—
$75 million master repurchase facility agreement(9)	March 2025	38,108	25,185
$200 million master repurchase facility agreement(10)	January 2022	148,459	—
$200 million master repurchase facility agreement(11)	N/A	103,739	—
$30 million master repurchase facility agreement(12)	N/A	13,712	—
$75 million master repurchase facility agreement(13)	March 2022	54,551	—
		1,909,574	2,145,584
Prepaid commitment fees		(1,579)	(2,141)
Net warehouse lines of credit		$1,907,995	$2,143,443
______________________________
(1)The variable interest rate is calculated using a base rate tied to LIBOR, the Eurodollar, or an alternative base rate with a floor of 0.75%, plus the applicable interest rate margin.
(2)The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $1.25 million. This facility matured in September 2021 and was amended with a maturity date of August 2022.
(3)The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This facility requires a minimum deposit of $2.5 million.
(4)The variable interest rate is calculated using a base rate plus LIBOR, with a floor of 1.525% plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000.
(5)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 0.40%, plus the applicable interest rate margin. This facility matured in September 2021 and was amended with a maturity date of December 2021.
(6)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 0.50%, plus the applicable interest rate margin.

(7)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 1.0%, plus the applicable interest rate margin.
(8)This facility agreement was effective January 2021. The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This facility’s maturity date is 30 days from written notice by either the financial institution or the Company.
(9)The interest rate on this facility is 3.375%. This facility was opened in 2019 and is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to four years.
(10)The variable interest rate is calculated as the greater of LIBOR or 0.75% LIBOR floor plus 1.75%. This facility includes a sublimit of up to $10.0 million for construction loan advances, which accrue interest at LIBOR plus 3.0%.
(11)This variable interest rate is calculated using a base rate tied to LIBOR plus 1.75%. The facility matures 30 days from written notice by either the financial institution or the Company.
(12)This facility agreement is due on demand and the variable interest rate is calculated using a base rate tied to LIBOR plus 2.0% to 3.5%. This facility includes a sublimit of up to $10.0 million for construction loan advances, which accrue interest at LIBOR plus 2.5%.
(13)The variable interest rate is calculated as the greater of LIBOR or 0.75% LIBOR plus 1.75%. This facility includes a sublimit of up to $20.0 million for construction loan advances, which accrue interest at the greater of LIBOR or 1.0% LIBOR plus 2.65%.
The weighted average interest rate for warehouse lines of credit was 2.3% and 2.5% at September 30, 2021 and December 31, 2020, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company intends to renew existing warehouse lines prior to expiration. If those lines are not renewed or replaced, that could have a negative impact on the Company’s ability to continue funding new loans. The Company had cash balances of $49.8 million and $15.6 million in its warehouse buy down accounts as offsets to certain lines of credit at September 30, 2021 and December 31, 2020, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum current ratio, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At September 30, 2021 and December 31, 2020, the Company was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled”. The Company can elect to assign FNMA Mortgage Backed Security ("MBS") trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of September 30, 2021 and December 31, 2020.
NOTE 12 - NOTES PAYABLE
Revolving Notes:
In January 2014, the Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate plus the applicable margin, with a floor of 4.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 70% of the available facility. In June 2020, the Company amended and restated the agreement and the revolving note was increased to a maximum committed amount of $135.0 million. The agreement also allows for the Company to further increase the committed amount up to $200.0 million. The revolving note is currently scheduled to expire in June 2022. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2021 and December 31, 2020, the Company had $45.0 million in outstanding borrowings on this credit facility.
In July 2017, the Company entered into an agreement for a revolving note of up to $25.0 million from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. In July 2020, the Company amended the agreement to increase the revolving note up to $65.0 million. In July 2021, the Company amended the agreement by extending the expiration date to July 2022. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate with a floor of 0.50% plus the applicable margin. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2021 and December 31, 2020, the Company had $20.0 million in outstanding borrowings on this credit facility.
Term Note:
In January 2014, the Company entered into a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. In March 2021, the term note was amended and restated, at which time there was an outstanding amount of $76.5 million. The outstanding amount of $76.5 million was rolled into a new term note with a commitment of $125.0 million. The note allows for the committed amount to be increased to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures on March 25, 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee on the average unused balance, which is also paid quarterly. At September 30, 2021 and December 31, 2020, the Company had an outstanding balance of $100.0 million and $80.8 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of September 30, 2021 are as follows:

2022	$15,000
2023	20,000
2024	65,000
Total	$100,000
NOTE 13 - EARNINGS PER SHARE
Prior to its initial public offering ("IPO") in October 2020, the Guild Mortgage Company LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the user of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to October 22, 2020.
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

The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended September 30, 2021	Nine Months Ended September 30,
Net income available for Class A and Class B Common Stock	$72,096	$241,638

Weighted-average shares outstanding, Class A Common Stock	20,653	19,999
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333
Weighted-average shares outstanding - basic	60,986	60,332

Add dilutive effects of non-vested shares of restricted stock - Class A	414	286
Weighted-average shares outstanding - diluted	61,400	60,618

Basic earnings per share:
Class A and Class B Common Stock	$1.18	$4.01
Diluted earnings per share:
Class A and Class B Common Stock	$1.17	$3.99
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
NOTE 14 - STOCK-BASED COMPENSATION
Stock-Based Compensation
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Omnibus Incentive Plan. The stock-based compensation costs recognized during the three and nine months ended September 30, 2021 was $1.5 million and $4.6 million, respectively, and is included in salaries, incentive compensation and benefits. As of September 30, 2021, there was approximately $15.5 million of unrecognized compensation costs related to non-vested RSUs, which we expect to recognize over the next 2.9 years.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at September 30, 2021 and December 31, 2020 were approximately $4.0 billion and $5.2 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at September 30, 2021 and December 31, 2020 were approximately $4.1 billion and $5.5 billion, respectively.
Legal
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 16 - MINIMUM NET WORTH REQUIREMENTS
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
NOTE 17 - SEGMENTS
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of September 30, 2021 the Company serviced at least one loan in forty-eight different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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

The following table presents the financial performance and results by segment for the three months ended September 30, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$392,672	$4,289	$396,961	$—	$396,961
Loan servicing and other fees	—	50,248	50,248	—	50,248
Valuation adjustment of mortgage servicing rights	—	(35,535)	(35,535)	—	(35,535)
Interest income (expense)	4,746	(1,819)	2,927	(1,585)	1,342
Other income, net	(32)	7	(25)	(34)	(59)
Net revenue	397,386	17,190	414,576	(1,619)	412,957
Expenses
Salaries, incentive compensation and benefits	256,728	6,343	263,071	7,823	270,894
General and administrative	21,507	1,941	23,448	1,359	24,807
Occupancy, equipment and communication	15,107	959	16,066	1,948	18,014
Depreciation and amortization	3,564	166	3,730	377	4,107
Provision for foreclosure losses	—	(2,325)	(2,325)	—	(2,325)
Income tax expense	—	—	—	25,364	25,364
Net income (loss)	$100,480	$10,106	$110,586	$(38,490)	$72,096
The following table presents the financial performance and results by segment for the nine months ended September 30, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$1,166,626	$7,682	$1,174,308	$—	$1,174,308
Loan servicing and other fees	—	143,099	143,099	—	143,099
Valuation adjustment of mortgage servicing rights	—	(84,581)	(84,581)	—	(84,581)
Interest income (expense)	11,247	(6,317)	4,930	(4,574)	356
Other income, net	—	47	47	24	71
Net revenue	1,177,873	59,930	1,237,803	(4,550)	1,233,253
Expenses
Salaries, incentive compensation and benefits	722,604	20,631	743,235	26,946	770,181
General and administrative	69,301	7,612	76,913	6,595	83,508
Occupancy, equipment and communication	41,038	3,093	44,131	3,377	47,508
Depreciation and amortization	5,553	578	6,131	1,238	7,369
Provision for foreclosure losses	—	(306)	(306)	—	(306)
Income tax expense	—	—	—	83,355	83,355
Net income (loss)	$339,377	$28,322	$367,699	$(126,061)	$241,638

The following table presents the financial performance and results by segment for the three months ended September 30, 2020:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$563,162	$1,847	$565,009	$—	$565,009
Loan servicing and other fees	—	40,159	40,159	—	40,159
Valuation adjustment of mortgage servicing rights	—	(41,006)	(41,006)	—	(41,006)
Interest income (expense)	3,840	(2,389)	1,451	(2,034)	(583)
Other income, net	15	(3)	12	(47)	(35)
Net revenue	567,017	(1,392)	565,625	(2,081)	563,544
Expenses
Salaries, incentive compensation and benefits	244,442	6,260	250,702	22,858	273,560
General and administrative	22,517	2,186	24,703	2,552	27,255
Occupancy, equipment and communication	11,313	1,145	12,458	1,857	14,315
Depreciation and amortization	1,328	18	1,346	476	1,822
Provision for foreclosure losses	—	547	547	—	547
Income tax expense	—	—	—	64,223	64,223
Net income (loss)	$287,417	$(11,548)	$275,869	$(94,047)	$181,822
The following table presents the financial performance and results by segment for the nine months ended September 30, 2020:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$1,293,621	$4,681	$1,298,302	$—	$1,298,302
Loan servicing and other fees	—	116,469	116,469	—	116,469
Valuation adjustment of mortgage servicing rights	—	(245,816)	(245,816)	—	(245,816)
Interest income (expense)	10,274	(4,997)	5,277	(6,352)	(1,075)
Other income, net	32	—	32	(71)	(39)
Net revenue	1,303,927	(129,663)	1,174,264	(6,423)	1,167,841
Expenses
Salaries, incentive compensation and benefits	589,875	18,336	608,211	42,247	650,458
General and administrative	64,534	5,927	70,461	4,986	75,447
Occupancy, equipment and communication	34,876	2,796	37,672	3,843	41,515
Depreciation and amortization	3,766	329	4,095	1,420	5,515
Provision for foreclosure losses	—	2,407	2,407	—	2,407
Income tax expense	—	—	—	100,688	100,688
Net income (loss)	$610,876	$(159,458)	$451,418	$(159,607)	$291,811

NOTE 18 - SUBSEQUENT EVENT
On November 4, 2021, the Company's Board of Directors declared a special cash dividend of $1.00 per share on its Class A and Class B common stock, payable on December 8, 2021, to stockholders of record on November 22, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, including the condensed consolidated financial statements and related notes thereto included in Part I, Item 1. Prior period information has been revised to conform to the current period presentation. The following discussion includes forward-looking statements that reflect our plans, estimates and assumptions and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A in this Quarterly Report. See also “Cautionary Statement Regarding Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section.
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
•Originated $10.0 billion of mortgage loans in each of the three months ended September 30, 2021 and 2020. Originated $28.0 billion and $24.6 billion of mortgage loans for the nine months ended September 30, 2021 and 2020, respectively. Lower interest rates led to an increase in origination volume across the U.S. mortgage market during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
•Servicing portfolio as of September 30, 2021 was $68.0 billion of UPB compared to $56.4 billion of UPB as of September 30, 2020, with the average size of the portfolio increasing 21.0% over that time.
•Generated $72.1 million and $181.8 million of net income for the three months ended September 30, 2021 and 2020, respectively. Generated $241.6 million and $291.8 million of net income for the nine months ended September 30, 2021 and 2020, respectively.
•Generated $77.5 million and $194.7 million of Adjusted Net Income for the three months ended September 30, 2021 and 2020, respectively. Generated $236.1 million and $432.2 million of Adjusted Net Income for the nine months ended September 30, 2021 and 2020, respectively.
•Generated $108.4 million and $267.3 million of Adjusted EBITDA for the three months ended September 30, 2021 and 2020, respectively. Generated $327.6 million and $592.8 million of Adjusted EBITDA for the nine months ended September 30, 2021 and 2020, respectively.
Please see “—Non-GAAP Financial Measures” for further information regarding our use of non-GAAP measures and reconciliations to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The decreases in net income, Adjusted Net Income and Adjusted EBITDA for the three months ended September 30, 2021 compared to the same period in 2020 were primarily due to a decrease in loan origination fees and gain on sale of loans, net of $168.0 million. This decrease was primarily driven by a decrease in gain on sale margins on originated loans of 166 basis points or 29.5% for the three months ended September 30, 2021 compared to the same period in 2020. The decreases in net income, Adjusted Net Income and Adjusted EBITDA for the nine months ended September 30, 2021 compared to the same period in 2020 were primarily due to a decrease in loan origination fees and gain on sale of loans, net of $124.0 million. This decrease was primarily driven by a decrease in gain on sale margins on originated loans of 108 basis points or 20.5% for the nine months ended September 30, 2021 compared to the same period in 2020. While low interest rates and increased demand for mortgage financing characterized each of the three and nine month periods ended September 30, 2021 and 2020, capacity constraints in the mortgage origination market were more pronounced during the three and nine months ended September 30, 2020 compared to the same periods in 2021, leading to higher gain on sale margins during the three and nine months ended September 30, 2020. Margins may continue to decrease in the future due to increasing competition among mortgage providers which has placed additional pressure on pricing, but such changes will depend on future market demand, capacity and other macroeconomic factors.
The decrease in net income for the three months ended September 30, 2021 compared to the same period in 2020 was partly offset by a decrease in loss related to the fair value of our MSRs, which was $35.5 million for the three months ended September 30, 2021 and $41.0 million for the same period in 2020. Similarly, the decrease in net income for the nine months ended September 30, 2021 compared to the same period in 2020 was partly offset by a decrease in loss related to the fair value of our MSRs, which was $84.6 million and $245.8 million for the nine months ended September 30, 2021 and 2020, respectively. The fair value of our MSRs is affected by changes in mortgage rates. According to the Mortgage Finance Forecast from the Mortgage Bankers Association (the “MBA Mortgage Finance Forecast”), average 30-year mortgage rates decreased by 10 basis points and 20 basis points during the three months ended September 30, 2021 and 2020, respectively. Average 30-year mortgage rates increased by 10 basis points during the nine months ended September 30, 2021 and decreased 70 basis points during the nine months ended September 30, 2020. Although interest rates increased during the nine months ended September 30, 2021, there was an increase in cash-out refinancing during the period. This was partially offset by a decrease in prepayment speeds, which resulted in a positive change to the fair value due to model inputs and assumptions. Declines in average mortgage rates generally results in higher prepayment speeds and a subsequent downward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio. However, when rates decline, our origination volume generally increases as refinance opportunities increase.
Management believes that maintaining both an origination segment and a servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, compared to other industry participants that predominately focus on either origination or servicing, instead of both. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. During the nine months ended September 30, 2021, we had a 30% purchase recapture rate, a 63% refinance recapture rate and a 58% overall recapture rate, compared to 26%, 66% and 60%, respectively, for the nine months ended September 30, 2020. Recapture rate is calculated as the UPB of our clients that originated a new mortgage with us in a given period, divided by the UPB of our clients that paid off their existing mortgage and originated a new mortgage in the same period. Purchase recapture is calculated based on those clients who originate a new mortgage for the purchase of a home, and refinance recapture is calculated based on those clients who originate a new mortgage to refinance an existing mortgage. Overall recapture rate is calculated as the total of our clients that originate a new mortgage with us divided by the total of our clients that paid off their existing mortgage and originated a new mortgage. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons.
Recent Developments
Acquisition of RMS
On July 1, 2021, we completed our acquisition of RMS, which expanded our local presence in the Northeast. The acquisition was funded with a combination of $185.8 million in cash and the issuance of 996,644 shares of our Class A Common stock. See Note 3 - Acquisition in Part 1, Item 1 for additional information.

Since the acquisition date our business has increased and we are integrating RMS with our ongoing operations. The integration of RMS' operations is expected to occur over 6-9 months from the date of acquisition and we expect to incur acquisition and integration-related costs throughout the process. Going forward, we expect to realize cost synergies through integration.
COVID-19 Pandemic
Business Operations and Liquidity
We continue to closely monitor the economic impact resulting from the COVID-19 pandemic. Although we experienced increased origination volume in our origination segment during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the COVID-19 pandemic has had a slight negative impact on the financial results of our servicing segment. In addition, we expect that with the limited supply of inventory in the housing market we may experience lower origination in future periods. We continue to experience intense competition in the housing and mortgage markets, and we expect this competition will continue to put pressure on gain on sale margins and profitability. The federal government enacted the CARES Act, which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. In February 2021, the Federal Housing Finance Agency, the Department of Housing and Urban Development, the Department of Veterans Affairs, and the Department of Agriculture Rural Development announced an extension of the forbearance period of three to six months depending on the loan type. In June 2021, the Consumer Financial Protection Bureau ("CFPB") finalized a rule that effectively prohibits foreclosures before January 1, 2022, with certain limited exceptions. The final rule became effective on August 31, 2021. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we may experience increases in our foreclosure loss expenses in the future, depending on future delinquency rates in our servicing portfolio. As of September 30, 2021, the 60-plus day delinquency rate on our servicing portfolio was 2.3%, compared to a 60-plus day delinquency rate of 3.5% as of December 31, 2020. If we were to experience an increased delinquency rate on our servicing portfolio this may require us to finance substantial amounts of advances of principal and interest, property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. Although we have decreased our provision for foreclosure losses due to the decrease in the delinquency rate during the three and nine months ended September 30, 2021, this is partially offset by an increase to our estimated per-loan losses due to expected longer foreclosure times as described further below. These advances and payments, coupled with increased servicing costs and lower servicing revenue, have negatively affected and we expect will continue to negatively affect our cash position. We continuously monitor the requirements around these advances and how, if at all, they impact our liquidity. Additionally, we are currently prohibited from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings. As a result, we expect the effects of the CARES Act forbearance requirements and the subsequent federal forbearance programs to reduce our servicing income and increase our servicing expenses.
As of October 31, 2021, approximately 1.5% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 2.1%, as reported by the Mortgage Bankers Association and, as of September 30, 2021, approximately 1.8% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 2.9%, as reported by the Mortgage Bankers Association. Of the 1.5% of the loans in our servicing portfolio that had elected forbearance as of October 31, 2021, approximately 9.3% remained current on their October payments and, of the 1.8% of the loans in our servicing portfolio that had elected forbearance as of September 30, 2021, approximately 9.3% remained current on their September payments. We believe our portfolio has performed better than the industry average because of our in-house servicing capabilities and timely response to the COVID-19 pandemic and that our performance is a testament to the strength of our client relationships. Our in-house servicing team and local loan officers continue to work with our clients to understand forbearance plans and determine the best paths forward for their unique circumstances. By maintaining relationships with our clients throughout the loan lifecycle, and supporting our clients during times of uncertainty, we position ourselves to capture future business.

Servicing Portfolio Forbearance
(as of period end)

Source: Mortgage Bankers Association.
Increased Liquidity
During 2021, to support our increased loan origination volume, we added one additional loan funding facility with a total facility size of $250.0 million. Effective July 1, 2021, we completed our acquisition of RMS. RMS had $0.4 billion of warehouse lines of credit outstanding, which were recognized at the date of acquisition at fair value with no change in terms. As of September 30, 2021, the aggregate available amount under our loan facilities was approximately $3.6 billion. See “—Liquidity, Capital Resources and Cash Flows” for further information regarding our funding facilities.
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
Other income, net — Other income, net typically includes non-operating gains and losses.

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
In addition, within general and administrative expense, we record any adjustments to the fair value of the contingent liabilities related to our completed acquisitions, commonly known as “earn-out payments.” These payments are estimated based on the present value of future cash flows during the earn-out period. The earn-out periods for our acquisitions span from three to five years, and the earn-out periods for three of our acquisitions are still ongoing.
Occupancy, equipment and communication — Occupancy, equipment and communication includes expenses related to the commercial office spaces we lease, as well as telephone and internet service and miscellaneous leased equipment used for operations.
Depreciation and amortization — We depreciate furniture and equipment on a straight-line basis for a period of up to five years and we record amortization expense related to our leasehold improvements on rented space. That amortization expense is recognized over the shorter of the lease term or the useful life of the asset. We record costs related to the maintenance of software, which consist of both internal and external costs incurred in connection with software development and testing, as well as any costs associated with the implementation of new software. These costs are amortized over a three-year period. We also record amortization expense related to our acquired intangible assets, which are amortized on a straight-line basis over their estimated useful lives.
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

	Three Months Ended September 30,		Change	% Change
($ and units in thousands)	2021	2020
Origination Data
$ Total in-house origination(1)	$10,032,157	$10,046,461	$(14,304)	(0.1)%
# Total in-house origination	33	36	(3)	(8.3)%
$ Retail in-house origination	$9,798,139	$9,790,466	$7,673	0.1%
# Retail in-house origination	32	35	(3)	(8.6)%
$ Retail brokered origination(2)	$32,226	$13,865	$18,361	132.4%
Total originations	$10,064,383	$10,060,326	$4,057	—%
Gain on sale margin (bps)(3)	396	562	(166)	(29.5)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	381	489	(108)	(22.1)%
30-year conventional conforming par rate(5)	2.9%	3.0%	(0.1)%	(3.3)%
Servicing Data
UPB (period end)(6)	$67,964,979	$56,428,908	$11,536,071	20.4%
Loans serviced (period end)	293	260	33	12.7%
MSR multiple (period end)(7)	3.2	2.4	0.8	33.3%
Weighted average coupon rate	3.4%	3.8%	(0.4)%	(10.5)%
Loan payoffs(8)	$4,498,687	$5,376,681	$(877,994)	(16.3)%
Loan delinquency rate 60-plus days (period end)	2.3%	3.6%	(1.3)%	(36.1)%

	Nine Months Ended September 30,		Change	% Change
($ and units in thousands)	2021	2020
Origination Data
$ Total in-house origination(1)	$27,973,347	$24,605,336	$3,368,011	13.7%
# Total in-house origination	95	88	7	8.0%
$ Retail in-house origination	$27,222,303	$23,977,194	$3,245,109	13.5%
# Retail in-house origination	92	85	7	8.2%
$ Retail brokered origination(2)	$64,897	$56,288	$8,609	15.3%
Total originations	$28,038,244	$24,661,624	$3,376,620	13.7%
Gain on sale margin (bps)(3)	420	528	(108)	(20.5)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	425	436	(11)	(2.5%)
30-year conventional conforming par rate(5)	2.9%	3.0%	(0.1)%	(3.3)%
Servicing Data
UPB (period end)(6)	$67,964,979	$56,428,908	$11,536,071	20.4%
Loans serviced (period end)	293	260	33	12.7%
MSR multiple (period end)(7)	3.2	2.4	0.8	33.3%
Weighted average coupon rate	3.4%	3.8%	(0.4)%	(10.5)%
Loan payoffs(8)	$14,485,469	$13,600,073	$885,396	6.5%
Loan delinquency rate 60-plus days (period end)	2.3%	3.6%	(1.3)%	(36.1)%
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
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 91.1% and 88.1% as of September 30, 2021 and 2020, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume for the three and nine months ended September 30, 2021 and 2020, see “—Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Excludes subserviced portfolio of $1.2 billion and $1.0 billion as of September 30, 2021 and 2020, respectively.
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
Adjusted Net Income. We define Adjusted Net Income as earnings before the change in the fair value measurements related to our MSRs, contingent liabilities related to completed acquisitions due to changes in valuation assumptions, amortization of acquired intangible assets and stock-based compensation. The fair value of our MSRs is estimated based on a projection of expected future cash flows and the fair value of our contingent liabilities related to completed acquisitions is estimated based on a projection of expected future earn-out payments. Adjusted Net Income is also adjusted by applying an implied tax effect to these adjustments. The Company excludes the change in the fair value of its MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA because the Company believes this non-cash, non-realized adjustment to net revenues is not indicative of the Company’s operating performance or results of operation but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of the Company’s MSRs from period to period. The Company also excludes amortization of acquired intangible assets and stock-based compensation because the Company believes these are non-cash expenses that are not reflective of its core operations or indicative of its ongoing operations.
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest (without adjustment for net warehouse interest related to loan fundings and payoff interest related to loan prepayments), taxes, depreciation and amortization exclusive of any change in the fair value measurements of the MSRs due to valuation assumptions, contingent liabilities from business acquisitions and stock-based compensation. The Company excludes the change in the fair value of its MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA because the Company believes this non-cash, non-realized adjustment to total revenues is not indicative of the Company’s operating performance or results of operation but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of the Company’s MSRs from period to period. We also exclude stock-based compensation because we believe it is a non-cash expense that is not reflective of our core operations or indicative of our ongoing operations.
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

Reconciliation of Net Income to Adjusted Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income	$72,096	$181,822	$241,638	$291,811
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(1,778)	9,466	(32,538)	160,546
Change in fair value of contingent liabilities due to acquisitions	5,473	7,880	18,587	27,905
Amortization of acquired intangible assets	1,987	—	1,987	—
Stock-based compensation	1,507	—	4,596	—
Tax impact of adjustments(1)	(1,833)	(4,423)	1,879	(48,055)
Adjusted Net Income	$77,452	$194,745	$236,149	$432,207
___________________________
(1)Implied tax rate used is 25.5%.

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income	$72,096	$181,822	$241,638	$291,811
Add adjustments:
Interest expense on non-funding debt	1,585	2,061	4,574	6,352
Income tax expense	25,364	64,223	83,355	100,688
Depreciation and amortization	4,107	1,822	7,369	5,515
Change in fair value of MSRs due to model inputs and assumptions	(1,778)	9,466	(32,538)	160,546
Change in fair value of contingent liabilities due to acquisitions	5,473	7,880	18,587	27,905
Stock-based compensation	1,507	—	4,596	—
Adjusted EBITDA	$108,354	$267,274	$327,581	$592,817

Adjusted Return on Equity Calculation	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Numerator: Adjusted Net Income	$77,452	$194,745	$236,149	$432,207
Denominator: Average stockholders' equity	893,069	596,931	836,754	546,937
Adjusted Return on Equity	34.7%	130.5%	37.6%	105.4%
Return on Equity	32.3%	121.8%	38.5%	71.1%
The following table reconciles the valuation adjustment of mortgage servicing rights from the Company’s Condensed Consolidated Statements of Income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Valuation adjustment of mortgage servicing rights	$(35,535)	$(41,006)	$(84,581)	$(245,816)
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(37,313)	(31,540)	(117,119)	(85,270)
Change in fair value of MSRs due to model inputs and assumptions	$1,778	$(9,466)	$32,538	$(160,546)

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Consolidated Statement of Operations	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$396,961	$565,009	$(168,048)	(29.7)%
Loan servicing and other fees	50,248	40,159	10,089	25.1%
Valuation adjustment of mortgage servicing rights	(35,535)	(41,006)	5,471	(13.3)%
Interest income	16,652	14,905	1,747	11.7%
Interest expense	(15,310)	(15,488)	178	(1.1)%
Other income, net	(59)	(35)	(24)	68.6%
Net revenue	412,957	563,544	(150,587)	(26.7)%
Expenses
Salaries, incentive compensation and benefits	270,894	273,560	(2,666)	(1.0)%
General and administrative	24,807	27,255	(2,448)	(9.0)%
Occupancy, equipment and communication	18,014	14,315	3,699	25.8%
Depreciation and amortization	4,107	1,822	2,285	125.4%
Provision for foreclosure losses	(2,325)	547	(2,872)	(525.0)%
Total expenses	315,497	317,499	(2,002)	(0.6)%
Income before income tax expense	97,460	246,045	(148,585)	(60.4)%
Income tax expense	25,364	64,223	(38,859)	(60.5)%
Net income	$72,096	$181,822	$(109,726)	(60.3)%

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Consolidated Statement of Operations	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$1,174,308	$1,298,302	$(123,994)	(9.6)%
Loan servicing and other fees	143,099	116,469	26,630	22.9%
Valuation adjustment of mortgage servicing rights	(84,581)	(245,816)	161,235	(65.6)%
Interest income	46,386	41,854	4,532	10.8%
Interest expense	(46,030)	(42,929)	(3,101)	7.2%
Other income, net	71	(39)	110	282.1%
Net revenue	1,233,253	1,167,841	65,412	5.6%
Expenses
Salaries, incentive compensation and benefits	770,181	650,458	119,723	18.4%
General and administrative	83,508	75,447	8,061	10.7%
Occupancy, equipment and communication	47,508	41,515	5,993	14.4%
Depreciation and amortization	7,369	5,515	1,854	33.6%
Provision for foreclosure losses	(306)	2,407	(2,713)	(112.7)%
Total expenses	908,260	775,342	132,918	17.1%
Income before income tax expense	324,993	392,499	(67,506)	(17.2)%
Income tax expense	83,355	100,688	(17,333)	(17.2)%
Net income	$241,638	$291,811	$(50,173)	(17.2)%

Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented:

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Gain on sale of loans	$322,549	$366,870	$(44,321)	(12.1)%
Loan origination fees	30,739	33,951	(3,212)	(9.5)%
Fair value of originated MSRs	73,688	92,012	(18,324)	(19.9)%
Fair value adjustment to MLHS and IRLCs	(49,132)	53,551	(102,683)	NM
Changes in fair value of forward commitments	21,094	17,581	3,513	20.0%
Provision for investor reserves	(1,977)	1,044	(3,021)	(289.4)%
Total loan origination fees and gain on sale of loans, net	$396,961	$565,009	$(168,048)	(29.7)%

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Gain on sale of loans	$945,555	$808,976	$136,579	16.9%
Loan origination fees	83,086	77,729	5,357	6.9%
Fair value of originated MSRs	247,549	206,783	40,766	19.7%
Fair value adjustment to MLHS and IRLCs	(152,642)	220,751	(373,393)	NM
Changes in fair value of forward commitments	58,341	(5,928)	64,269	NM
Provision for investor reserves	(7,581)	(10,009)	2,428	(24.3)%
Total loan origination fees and gain on sale of loans, net	$1,174,308	$1,298,302	$(123,994)	(9.6)%
The tables below provide additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented:

	Three Months Ended September 30,
($ and units in thousands)	2021	2020	Change	% Change
Loan origination volume by type:
Conventional conforming	$6,888,776	$7,284,857	$(396,081)	(5.4)%
Government	2,253,288	2,138,115	115,173	5.4%
State housing	507,855	580,677	(72,822)	(12.5)%
Non-agency	382,238	42,812	339,426	792.8%
Total in-house originations(1)	$10,032,157	$10,046,461	$(14,304)	(0.1)%
Brokered loans	$32,226	$13,865	$18,361	132.4%
Total originations	$10,064,383	$10,060,326	$4,057	—%
In-house loans closed	33	36	(3)	(8.3)%
Average loan amount	$303	$279	$24	8.6%
Purchase	61.4%	50.0%	11.4%	22.8%
Refinance	38.6%	50.0%	(11.4)%	(22.8)%
Service retained(2)	72.7%	93.6%	(20.9)%	(22.3)%
Service released(3)	27.3%	6.4%	20.9%	326.6%
Gain on sale margin (bps)(4)	396	562	(166)	(29.5)%
Total locked volume(5)	$11,448,773	$13,103,537	$(1,654,764)	(12.6)%
Pull-through adjusted locked volume(6)	$10,426,317	$11,549,458	$(1,123,141)	(9.7)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	381	489	(108)	(22.1)%
Weighted average loan-to-value	79.2%	79.7%	(0.5)%	(0.6)%
Weighted average credit score	738	749	(11)	(1.5)%
Weighted average note rate	3.1%	3.1%	—%	—%
Days application to close	47	52	(5)	(9.6)%
Days close to purchase by investors	14	14	—	—%
Purchase recapture rate	30.3%	26.0%	4.3%	16.5%
Refinance recapture rate	62.4%	64.0%	(1.6)%	(2.5)%

	Nine Months Ended September 30,
($ and units in thousands)	2021	2020	Change	% Change
Loan origination volume by type:
Conventional conforming	$19,223,301	$17,038,290	$2,185,011	12.8%
Government	6,640,947	5,814,638	826,309	14.2%
State housing	1,257,430	1,454,792	(197,362)	(13.6)%
Non-agency	851,669	297,616	554,053	186.2%
Total in-house originations(1)	$27,973,347	$24,605,336	$3,368,011	13.7%
Brokered loans	$64,897	$56,288	$8,609	15.3%
Total originations	$28,038,244	$24,661,624	$3,376,620	13.7%
In-house loans closed	95	88	7	8.0%
Average loan amount	$294	$280	$14	5.0%
Purchase	52.3%	47.1%	5.2%	11.0%
Refinance	47.7%	52.9%	(5.2)%	(9.8)%
Service retained(2)	85.6%	88.5%	(2.9)%	(3.3)%
Service released(3)	14.4%	11.5%	2.9%	25.2%
Gain on sale margin (bps)(4)	420	528	(108)	(20.5)%
Total locked volume(5)	$30,331,471	$33,767,604	$(3,436,133)	(10.2)%
Pull-through adjusted locked volume(6)	$27,622,658	$29,762,766	$(2,140,108)	(7.2)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	425	436	(11)	(2.5)%
Weighted average loan-to-value	78.7%	80.4%	(1.7)%	(2.1)%
Weighted average credit score	742	746	(4)	(0.5)%
Weighted average note rate	3.0%	3.3%	(0.3)%	(9.1)%
Days application to close	53	47	6	12.8%
Days close to purchase by investors	15	15	—	—%
Purchase recapture rate	29.9%	26.0%	3.9%	15.0%
Refinance recapture rate	63.3%	66.0%	(2.7)%	(4.1)%
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
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 91.1% and 88.1% as of September 30, 2021 and 2020, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
The decrease in gain on sale of loans for the three months ended September 30, 2021 was primarily due to a decrease in the fair value of our MLHS and IRLCs of a $84.9 million loss compared to a gain of $92.0 million for the three months ended September 30, 2020, as described further below. Additionally, there was a decrease in gain on sale margins of 166 basis points or 29.5%.

The decrease in gain on sale of loans for the nine months ended September 30, 2021 was primarily driven by a decrease to the fair value of our MLHS and IRLCs of a $188.4 million loss compared to a gain of $220.8 million for the nine months ended September 30, 2020. This was partially offset by an increase in loan sales of $4.8 billion or 20.1%.
The decrease in the initial fair value recorded for our originated MSRs during the three months ended September 30, 2021 compared to the same period in 2020 was due to relatively flat volumes and an increase in the percentage of loans sold service released.
The increase in the initial fair value recorded for our originated MSRs during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily caused by an increase in our origination volume.
We experienced adjustments to the recorded fair value of our MLHS and IRLCs, net of any related changes in the recorded fair value of our forward delivery commitments. Average 30-year mortgage rates increased 10 basis points during the nine months ended September 30, 2021, compared to a 70 basis point decrease during the nine months ended September 30, 2020. Generally, as interest rates increase, the fair value of our MLHS and IRLCs decreases and the fair value of our forward delivery commitments increases.
Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Servicing fee income	$48,713	$38,994	$9,719	24.9%
Other ancillary fees	1,598	1,443	155	10.7%
Loan modification fees	354	233	121	51.9%
Interest on impound accounts	(417)	(511)	94	(18.4)%
Total servicing fees	$50,248	$40,159	$10,089	25.1%

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Servicing fee income	$138,604	$113,172	$25,432	22.5%
Other ancillary fees	4,460	4,079	381	9.3%
Loan modification fees	1,196	594	602	101.3%
Interest on impound accounts	(1,161)	(1,376)	215	(15.6)%
Total servicing fees	$143,099	$116,469	$26,630	22.9%

The table below provides additional details regarding our servicing portfolio composition and key performance indicators for the period presented.

	Three Months Ended September 30,
($ and units in thousands)	2021	2020	Change	% Change
Beginning UPB of servicing portfolio(1)	$65,670,291	$52,794,328	$12,875,963	24.4%
New UPB origination additions(2)	10,032,157	10,046,461	(14,304)	(0.1)%
Less:
UPB originations sold service released(3)	$2,721,190	$633,770	$2,087,420	329.4%
Loan payoffs	4,498,687	5,376,712	(878,025)	(16.3)%
Loan principal reductions	513,783	390,427	123,356	31.6%
Loan foreclosures	3,809	10,972	(7,163)	(65.3)%
Ending UPB of servicing portfolio	$67,964,979	$56,428,908	$11,536,071	20.4%
Average UPB of servicing portfolio	$66,817,635	$54,611,618	$12,206,017	22.4%
Weighted average servicing fee	0.30%	0.30%	—	0.0%
Weighted average coupon rate	3.4%	3.8%	(0.4)%	(10.5)%
Weighted average prepayment speed(4)	14.5%	20.2%	(5.7)%	(28.2)%
Weighted average credit score	689	685	4.0	0.6%
Weighted average loan age (in months)	21.0	25.0	(4.0)	(16.0)%
Weighted average loan-to-value	80.2%	82.9%	(2.7)%	(3.3)%
MSR multiple (period end)(5)	3.2	2.4	0.8	33.3%
Loans serviced (period end)	293	260	33.0	12.7%
Loans delinquent 60-plus days (period end)	6.7	9.8	(3.1)	(31.8)%
Loan delinquency rate 60-plus days (period end)	2.3%	3.6%	(1.3)%	(36.1)%

	Nine Months Ended September 30,
($ and units in thousands)	2021	2020	Change	% Change
Beginning UPB of servicing portfolio(1)	$59,969,653	$49,326,579	$10,643,074	21.6%
New UPB origination additions(2)	27,973,347	24,605,336	3,368,011	13.7%
Less:
UPB originations sold service released(3)	$4,007,649	$2,778,814	$1,228,835	44.2%
Loan payoffs	14,485,469	13,600,073	885,396	6.5%
Loan principal reductions	1,467,051	1,083,327	383,724	35.4%
Loan foreclosures	17,852	40,793	(22,941)	(56.2)%
Ending UPB of servicing portfolio	$67,964,979	$56,428,908	$11,536,071	20.4%
Average UPB of servicing portfolio	$63,967,316	$52,877,744	$11,089,572	21.0%
Weighted average servicing fee	0.30%	0.30%	—	0.0%
Weighted average coupon rate	3.4%	3.8%	(0.4)%	(10.5)%
Weighted average prepayment speed(4)	14.5%	20.2%	(5.7)%	(28.2)%
Weighted average credit score	689	685	4.0	0.6%
Weighted average loan age (in months)	21.0	25.0	(4.0)	(16.0)%
Weighted average loan-to-value	80.2%	82.9%	(2.7)%	(3.3)%
MSR multiple (period end)(5)	3.2	2.4	0.8	33.3%
Loans serviced (period end)	293	260	33.0	12.7%
Loans delinquent 60-plus days (period end)	6.7	9.8	(3.1)	(31.8)%
Loan delinquency rate 60-plus days (period end)	2.3%	3.6%	(1.3)%	(36.1)%

___________________________
(1)Excludes $1.2 billion and $1.0 billion at September 30, 2021 and 2020, respectively, that are currently being subserviced by a third party.
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
Total loan servicing and other fees increased for the three and nine months ended September 30, 2021 compared to the corresponding periods in 2020 due to the increase in our average servicing portfolio of 22.4% and 21.0% for the three and nine months ended September 30, 2021, respectively. Although the increase in loan servicing and other fees is consistent with our average servicing portfolio growth over the same time periods, servicing and ancillary fee income have been below their historical averages due to the inability to collect late charges and servicing fees for customers who have elected to accept forbearance relief under the CARES Act. Those customers are currently not required to make their mortgage payments. In February 2021, the Federal Housing Finance Agency, the Department of Housing and Urban Development, the Department of Veterans Affairs, and the Department of Agriculture announced an extension of the forbearance period of three to six months depending on loan type. In June 2021, the CFPB finalized a rule that effectively prohibits foreclosures before January 1, 2022, with certain limited exceptions. The final rule was effective on August 31, 2021.
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
MSR valuation adjustment	$(35,535)	$(41,006)	$5,471	(13.3)%

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
MSR valuation adjustment	$(84,581)	$(245,816)	$161,235	(65.6)%

The fair value of our MSRs generally declines as interest rates decline and prepayments increase; conversely the fair value generally increases as interest rates increase and prepayments decrease. The valuation adjustments related to MSRs also include losses related to loan prepayments. During the three and nine months ended September 30, 2020, interest rates declined, which contributed to higher valuation losses as compared to the three and nine months ended September 30, 2021 when there was minimal movement in interest rates. However, the increase in value from slightly higher interest rates was more than offset by loan prepayments due to an increase in cash-out refinancing during the three and nine months ended September 30, 2021. The fair value of our mortgage servicing rights asset was 92 basis points of our servicing portfolio at September 30, 2021 compared to 70 basis points at September 30, 2020.

Interest Income

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Interest income, funding	$14,682	$12,660	$2,022	16.0%
Interest income earnings credit	649	487	162	33.3%
Wire transfer fees	1,321	1,758	(437)	(24.9)%
Total interest income	$16,652	$14,905	$1,747	11.7%

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Interest income, funding	$39,614	$34,708	$4,906	14.1%
Interest income earnings credit	2,385	2,832	(447)	(15.8)%
Wire transfer fees	4,387	4,314	73	1.7%
Total interest income	$46,386	$41,854	$4,532	10.8%
The increase in total interest income for the three months ended September 30, 2021 compared to the same period in 2020 is primarily due to an increase in interest income, funding, which is due to higher daily average warehouse balances during the quarter.
The increase in total interest income for the nine months ended September 30, 2021 is primarily related to an increase in interest income, funding, which is primarily due to an increase in origination volume of $3.4 billion or 13.7%.
Interest Expense

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Interest expense, funding facilities	$(8,307)	$(7,784)	$(523)	6.7%
Interest expense, other financing	(1,929)	(2,333)	404	(17.3)%
Bank servicing charges	(2,929)	(2,739)	(190)	6.9%
Payoff interest expense	(2,124)	(2,595)	471	(18.2)%
Miscellaneous interest expense	(21)	(37)	16	(43.2)%
Total interest expense	$(15,310)	$(15,488)	$178	(1.1)%

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Interest expense, funding facilities	$(23,846)	$(22,212)	$(1,634)	7.4%
Interest expense, other financing	(5,497)	(7,130)	1,633	(22.9)%
Bank servicing charges	(8,830)	(6,392)	(2,438)	38.1%
Payoff interest expense	(7,779)	(7,070)	(709)	10.0%
Miscellaneous interest expense	(78)	(125)	47	(37.6)%
Total interest expense	$(46,030)	$(42,929)	$(3,101)	7.2%
There were no material changes for interest expense during the three months ended September 30, 2021 as compared to 2020.
Bank servicing charges and collateral handling fees increased due to increased origination volume for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Additionally, we increased certain warehouse lines of credit facilities to support the increase in origination volume, which led to increases in bank servicing charges. Payoff interest expense increased due to increased payoff volume of $0.9 billion or 6.5% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. When a client pays off their loan with us, the client pays interest only up until the date of payoff. As a seller-servicer, however, for loans sold through Agency MBS we are required to remit the full month of interest to the investors who purchase the loans we originate, even though the client will not pay a full month of interest for that month.

Summary of Expenses

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Salaries, incentive compensation and benefits	$270,894	$273,560	$(2,666)	(1.0)%
General and administrative	24,807	27,255	(2,448)	(9.0)%
Occupancy, equipment and communication	18,014	14,315	3,699	25.8%
Depreciation and amortization	4,107	1,822	2,285	125.4%
Provision for foreclosure losses	(2,325)	547	(2,872)	(525.0)%
Total expenses	$315,497	$317,499	$(2,002)	(0.6)%

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Salaries, incentive compensation and benefits	$770,181	$650,458	$119,723	18.4%
General and administrative	83,508	75,447	8,061	10.7%
Occupancy, equipment and communication	47,508	41,515	5,993	14.4%
Depreciation and amortization	7,369	5,515	1,854	33.6%
Provision for foreclosure losses	(306)	2,407	(2,713)	(112.7)%
Total expenses	$908,260	$775,342	$132,918	17.1%

Salaries, Incentive Compensation and Benefits

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Incentive compensation	$153,631	$158,089	$(4,458)	(2.8)%
Salaries	93,277	75,778	17,499	23.1%
Benefits	23,986	39,693	(15,707)	(39.6)%
Total salaries, incentive compensation and benefits expense	$270,894	$273,560	$(2,666)	(1.0)%

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Incentive compensation	$430,164	$368,799	$61,365	16.6%
Salaries	258,568	192,846	65,722	34.1%
Benefits	81,449	88,813	(7,364)	(8.3)%
Total salaries, incentive compensation and benefits expense	$770,181	$650,458	$119,723	18.4%
Incentive compensation expense remained relatively flat during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to relatively flat origination volume period over period.
Conversely, incentive compensation expense increased during the nine months ended September 30, 2021 due to an increase in origination volume of 13.7% during the same period.

Incentive compensation is also based on management of operating expenses, which improved during the nine months ended September 30, 2021 and resulted in increased compensation earned.
Salaries expense increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to additional employees in connection with the RMS acquisition and we paid increased variable bonus and overtime to support the increase in our origination and servicing volumes during the period. We also hired additional permanent and temporary employees throughout 2020.
Benefits expense decreased for the three and nine months ended September 30, 2021 primarily due to a decrease in the fair value of the deferred compensation plan for certain executive employees of the Company.
General and Administrative

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Contingent liability fair value adjustment	$5,473	$6,466	$(993)	(15.4)%
Professional fees	9,634	12,370	(2,736)	(22.1)%
Advertising and promotions	4,738	4,420	318	7.2%
Office supplies, travel and entertainment	3,243	1,956	1,287	65.8%
Miscellaneous	1,719	2,043	(324)	(15.9)%
Total general and administrative expense	$24,807	$27,255	$(2,448)	(9.0)%

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Contingent liability fair value adjustment	$18,587	$26,490	$(7,903)	(29.8)%
Professional fees	40,102	24,562	15,540	63.3%
Advertising and promotions	12,890	13,259	(369)	(2.8)%
Office supplies, travel and entertainment	7,795	6,444	1,351	21.0%
Miscellaneous	4,134	4,692	(558)	(11.9)%
Total general and administrative expense	$83,508	$75,447	$8,061	10.7%
The decrease to the contingent liability fair value adjustment for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was due to revisions of forecasted amounts due to overall improved market conditions and the completion of the earn-out period for two of our acquisitions in 2020.
Professional fees decreased for the three months ended September 30, 2021 due to a one-time benefit associated with revisions to prior accrued estimates of outsourced compliance costs.
However, professional fees overall increased during the nine months ended September 30, 2021 to support the growth in our origination volume during the period. We also incurred approximately $5.2 million in transaction costs in connection with the acquisition of RMS. Additionally, corporate liability insurance expenses increased $3.6 million for the nine months ended September 30, 2021, related to becoming a public company. We also incurred additional legal, accounting, and other costs related to becoming a public company.

Occupancy, Equipment and Communication

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Occupancy	$9,582	$8,784	$798	9.1%
Equipment	2,071	1,832	239	13.0%
Communication	6,361	3,699	2,662	72.0%
Total occupancy, equipment and communication expense	$18,014	$14,315	$3,699	25.8%

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Occupancy	$26,494	$25,308	$1,186	4.7%
Equipment	6,473	5,072	1,401	27.6%
Communication	14,541	11,135	3,406	30.6%
Total occupancy, equipment and communication expense	$47,508	$41,515	$5,993	14.4%

Occupancy costs generally consist of fixed costs and remain consistent except for any increases associated with new acquisitions, expansion into new territories and entry into new material building leases.
During the three and nine months ended September 30, 2021, equipment expense increased compared to the same periods in 2020 due to additional costs for hardware and software licenses and costs for computer hardware to support additional headcount.
Communication expense increased during the three and nine months ended September 30, 2021 compared to the same periods in 2020 to support additional headcount and costs for technology services and products.
Provision for Foreclosure Losses
Although we have experienced a decrease in overall foreclosure starts and sales due to the CARES Act’s foreclosure moratorium and the federal government’s subsequent extension of its mortgage forbearance programs, once the moratorium has ended we anticipate an increase in the time needed to complete a foreclosure due to expected delays throughout the foreclosure process, which in turn increases our estimated per-loan losses. Our reserves decreased for the three and nine months ended September 30, 2021 due to decreases in delinquency rates of loans in our servicing portfolio, partially offset by an increase in expected per-loan losses. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.

Segment Results for the Three and Nine Months Ended September 30, 2021 and 2020
Our operations are comprised of two distinct but related reportable segments that we refer to as our origination and servicing segments. We operate our origination segment from approximately 272 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. Although our origination and servicing segments are separated for this presentation, management sees the two segments as intricately related and interdependent. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and that, more importantly, our servicing segment positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.
We measure the performance of our segments primarily based on their net income (loss). We integrated RMS into our two existing reportable segments for the period after the close of the acquisition on July 1, 2021. Revenues and expenses from our acquisition of RMS are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for the three and nine months ended September 30, 2021 and 2020. These results do not include unallocated corporate costs. See Note 17 - Segments in Part I, Item I for additional information about our segments.
Origination

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and units in thousands)	2021	2020	2021	2020
Total in-house originations	$10,032,157	$10,046,461	$27,973,347	$24,605,336
Funded loans	33	36	95	88
Loan origination fees and gain on sale, net	$392,672	$563,162	$1,166,626	$1,293,621
Interest income	4,746	3,840	11,247	10,274
Other income, net	(32)	15	—	32
Net revenue	397,386	567,017	1,177,873	1,303,927
Salaries, incentive compensation and benefits	256,728	244,442	722,604	589,875
Occupancy, equipment and communication	15,107	11,313	41,038	34,876
Production technology	6,675	4,831	19,659	14,201
General and administrative	14,832	17,686	49,642	50,333
Depreciation and amortization	3,564	1,328	5,553	3,766
Total expenses	296,906	279,600	838,496	693,051
Net income allocated to origination	$100,480	$287,417	$339,377	$610,876
The decrease in the origination segment's net income for the three months ended September 30, 2021 compared to September 30, 2020 was primarily driven by decreased revenue earned from loan origination fees and gain on sale of loans, net of $170.5 million or 30.3% for the same time period. The decrease in gain on sale of loans was primarily driven by the decrease in gain on sale margins of 169 basis points or 30.2% for the same time period.
The decrease in the origination segment's net income for the nine months ended September 30, 2021 compared to September 30, 2020 was driven by an increase in salaries, incentive compensation and benefits as described further below. Additionally, while lower interest rates contributed to the increase in loan sales of $4.8 billion during the nine months ended September 30, 2021 compared to the same period in 2020, gain on sale margins decreased 109 basis points or

20.7% for the same time period. Capacity constraints in the mortgage origination market in 2020 led to higher gain on sale margins in 2020.
Salaries, incentive compensation and benefits expense increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to increased salaries and benefits expense from hiring additional employees in connection with the acquisition of RMS. We also hired additional employees throughout 2020 to support the increase in our origination volume, therefore the full effect of these additional salaries is reflected during 2021.
Production technology expense increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to a continued investment in our technology resources and additional costs incurred related to the integration of RMS.
Servicing

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and units in thousands)	2021	2020	2021	2020
UPB of servicing portfolio (period end)	$67,964,979	$56,428,908	$67,964,979	$56,428,908
Loans serviced (period end)	293	260	293	260
Loan servicing and other fees	$50,248	$40,159	$143,099	$116,469
Loan origination fees and gain on sale, net	4,289	1,847	7,682	4,681
Other income, net	7	(3)	47	—
Total revenue	54,544	42,003	150,828	121,150
Valuation adjustment of MSRs	(35,535)	(41,006)	(84,581)	(245,816)
Interest expense	(1,819)	(2,389)	(6,317)	(4,997)
Net revenue	17,190	(1,392)	59,930	(129,663)
Salaries, incentive compensation and benefits	6,343	6,260	20,631	18,336
Occupancy, equipment and communication	959	1,145	3,093	2,796
General and administrative	67	300	1,576	588
Servicing technology	1,874	1,886	6,036	5,339
Provision for foreclosure losses	(2,325)	547	(306)	2,407
Depreciation and amortization	166	18	578	329
Total expenses	7,084	10,156	31,608	29,795
Net income (loss) allocated to servicing	$10,106	$(11,548)	$28,322	$(159,458)
For the three and nine months ended September 30, 2021 there was an increase to the net income allocated to the servicing segment as compared to the same time periods in 2020. This was primarily driven by valuation adjustments of our MSRs. For the three months ended September 30, 2021 we recorded a $35.5 million downward adjustment to the fair value of our MSRs, compared to a $41.0 million downward adjustment for the three months ended September 30, 2020. For the nine months ended September 30, 2021 we recorded a $84.6 million downward adjustment, compared to a $245.8 million downward adjustment for the same time period in 2020.
The fair value of our MSRs generally declines as interest rates decline and prepayments increase; conversely the fair value generally increases as interest rates increase and prepayments decrease. The valuation adjustments related to MSRs also include losses related to loan prepayments. During the three and nine months ended September 30, 2020, interest rates declined, which contributed to higher valuation losses as compared to the three and nine months ended September 30, 2021 when there was minimal movement in interest rates. However, lower prepayment speeds were more than offset by loan prepayments due to an increase in cash-out refinancing during the three and nine months ended September 30, 2021. The fair value of our mortgage servicing rights asset was 92 basis points of our servicing portfolio at September 30, 2021 compared to 70 basis points at September 30, 2020.
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
Salaries, incentive compensation and benefits increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to our hiring of additional employees throughout 2020 to support the increase in our servicing volume and those clients electing to accept forbearance relief under the CARES Act.
General and administrative expense increased for the nine months ended September 30, 2021 compared to the same period in 2020 due to increases in professional fees.
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
As discussed in Note 11, Warehouse Lines of Credit to the condensed consolidated financial statements included in Part I, Item 1, as of September 30, 2021, we had thirteen different loan funding facilities in different amounts and with various maturities. As of September 30, 2021, the aggregate available amount under our loan facilities was approximately $3.6 billion, with combined outstanding balances of approximately $1.9 billion.
As discussed in Note 12, Notes Payable to the condensed consolidated financial statements included in Part I, Item 1, as of September 30, 2021, we had three different MSR notes payable in different amounts with different maturities. As of September 30, 2021, the aggregate available amount under our MSR notes payable was $440.0 million, with combined outstanding balances of $165.0 million and unutilized capacity of $149.4 million, based on total committed amounts and our borrowing base limitations. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2021, we had posted $49.8 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We have an early buyout facility that allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, at September 30, 2021, the outstanding balance on the facility was $38.1 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with all of these covenants as of September 30, 2021.

Our debt obligations are summarized below by facility as of September 30, 2021:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$262,389	800,000		January 2022
	175,901	250,000		August 2022
	289,547	500,000		February 2022
	99,873	200,000		June 2022
	134,855	300,000		December 2021
	299,674	500,000	(1)	July 2022
	117,980	200,000		April 2022
	170,786	250,000	(2)	N/A
	148,459	200,000		January 2022
	103,739	200,000	(3)	N/A
	13,712	30,000	(4)	N/A
	54,551	75,000		March 2022
Early buyout facility	38,108	75,000	(5)	March 2025
MSR notes payable	100,000	175,000	(6)	March 2024
	45,000	200,000	(7)	June 2022
	20,000	65,000		July 2022
___________________________
(1)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.
(2)This facility's maturity date is 30 days from written notice by either the financial institution or the Company.
(3)This facility's maturity date is 30 days from written notice by either the financial institution or the Company.
(4)This facility agreement is due on demand
(5)Each buyout transaction carries a maximum term of four years from the date of repurchase.
(6)Facility provides for committed amount of $125.0 million, which can be increased up to $175.0 million.
(7)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market which, in turn, could have a significant impact on our liquidity and results of operations. We were in compliance with all of these covenants as of September 30, 2021.
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
Cash Flows
Our cash flows are summarized below:

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Net cash provided by (used in) operating activities	$769,313	$(417,726)
Net cash used in investing activities	(90,287)	(18,988)
Net cash (used in) provided by financing activities	(709,706)	582,282
Net (decrease) increase in cash, cash equivalents and restricted cash	$(30,680)	$145,568
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Loans held for sale	$694,451	$(734,308)
Other operating sources	74,862	316,582
Net cash provided by (used in) operating activities	$769,313	$(417,726)
Cash provided by loans held for sale increased due to a larger increase in proceeds on sale and payments from mortgage loans held for sale compared to cash used for origination of mortgage loans held for sale. The decrease in cash provided by other operating sources was primarily due to increases in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of purchases of property and equipment and acquisitions. Cash used in investing activities increased $71.3 million for the nine months ended September 30, 2021 compared to the same period in 2020, which was primarily due to $86.9 million used to fund the acquisition of RMS, offset by decreases in cash used for purchases of property and equipment of $3.5 million and $12.0 million for certain payments made to Guild Mortgage Company LLC’s former parent entity during the nine months ended September 30, 2020, prior to our restructuring and initial public offering.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the increase in loan origination volume.

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Warehouse lines of credit	$(667,192)	$610,288
Other financing sources	(42,514)	(28,006)
Net cash (used in) provided by financing activities	$(709,706)	$582,282
The decrease in cash provided by warehouse lines of credit was primarily due to higher net repayments on our warehouse lines of credit. Cash used in other financing sources increased for the nine months ended September 30, 2021 compared to the same period in 2020, which was primarily driven by net borrowings of $19.3 million during the nine months ended September 30, 2021 compared to net repayments of $10.0 million for the nine months ended September 30, 2020 on our MSR notes payable and the payment of $60.0 million in cash dividends during May 2021.
Contractual Obligations
Except as disclosed in Note 15 - Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there have been no significant changes from our 2020 Annual Report on Form 10-K in our contractual obligations and commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
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
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves risks. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report, including the financial statements and the related notes included in Part I, Item 1 of this Quarterly Report. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Quarterly Report, including statements included in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements.”
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
The COVID-19 pandemic is also affecting our mortgage servicing operations. The federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. In February 2021, the Federal Housing Finance Agency, the Department of Housing and Urban Development, the Department of Veterans Affairs, and the Department of Agriculture announced an extension of the forbearance period of three to six months depending on the loan type. In June 2021, the CFPB finalized a rule that effectively prohibits foreclosures before January 1, 2022, with certain limited exceptions. The final rule was effective on August 31, 2021. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we have recorded, and expect to record additional, increases in delinquencies in our servicing portfolio, which may require us to finance substantial amounts of advances of principal and interest, property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. We expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period, or at all. Additionally, we are prohibited from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings. As a result, we expect the effects of the CARES Act forbearance requirements to reduce our servicing income, increase our servicing expenses and require significant unreimbursed cash outlays.
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
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We currently, and may in the future continue to, depend upon several lenders to provide the primary funding facilities for our loans. As of the date of this Quarterly Report, we had thirteen warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $3.6 billion. Additionally, as of September 30, 2021, we were party to (i) a term loan credit agreement with one of our warehouse banks, which agreement is collateralized by our Fannie Mae MSRs and provides for a term loan facility of $125.0 million (which can be increased to up to $175.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $65.0 million.
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
Our ability to serve our clients depends on the reliable performance of our technology infrastructure. Interruptions, delays or failures in these systems, whether due to adverse weather conditions, natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, hardware failures, errors in our software or otherwise, could be prolonged and could affect the security or availability of our platform and our ability to originate and service mortgages. Furthermore, we may incur significant expense maintaining, updating and adapting our technology infrastructure, and our disaster recovery planning may be insufficient to prevent or mitigate these and other events or occurrences. The reliability and security of our systems, and those of certain third parties, is important not only to facilitating our origination and servicing of mortgages, but also to maintaining our reputation and ensuring the proper protection of our confidential and proprietary information and the data of mortgage borrowers and other third parties that we possess or control or to which we have access. Operational failures or prolonged disruptions or delays in the availability of our systems could harm our business, brand, reputation, operating results, financial condition and prospects.
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
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the CARES Act and the temporary period of forbearance that is being offered for clients unable to pay on certain mortgage loans may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition and results of operations could be materially and adversely affected as a result. As of September 30, 2021, loans representing approximately 1.8% of the loans in our servicing portfolio were in forbearance.
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
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. For the period ended September 30, 2021, Ginnie Mae accounted for 30.2% of the UPB of our servicing portfolio.
As of September 30, 2021, we have a reserve of $18.7 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
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

Antidiscrimination statutes, such as the Fair Housing Act (the “FHA”), the Equal Credit Opportunity Act (the "ECOA") and other fair lending laws and regulations prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. The Department of Justice and other federal agencies, including the

CFPB, are responsible for enforcing these laws and regulations and the Department of Justice has recently announced an initiative pledging to crackdown on discriminatory lending practices. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the FHA and the ECOA in the context of mortgage loan lending and servicing. Compliance with anti-discrimination prohibitions, and particularly the disparate impact theory, creates a significant administrative burden and potential liability for failure to comply. A successful regulatory challenge to our performance under these fair lending laws and regulations could result in a wide variety of sanctions, including damages, injunctive or equitable relief and civil money penalties. penalties. In addition to reputational harm, such sanctions could have a material adverse effect on our business, financial condition and results of operations. More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. Any such changes in laws, regulations, or interpretations could have a detrimental effect on our business.

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
Our directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 34.8% of the outstanding shares of our Class A common stock and 100% of the outstanding shares of our Class B common stock (to the extent the Chairman of our Board of Directors may be deemed to beneficially own all of the shares of our Class B common stock beneficially owned by MCMI), representing an aggregate of approximately 97.1% of the combined voting power of our outstanding common stock. As a result, in addition to their day-to-day management roles, our executive officers and directors will be able to exercise significant influence on our business as stockholders, including influence over election of members of the Board of Directors and the authorization of other corporate actions requiring stockholder approval.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our annual report on Form 10-K for the year ending December 31, 2021, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting, beginning as of that annual report for the year ending December 31, 2021. If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial reports. As a result, access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our Class A common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our Class A common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock (including shares of our Class B common stock that would convert to Class A common stock in connection with such sales) in the public market, the trading price of our Class A common stock could substantially decline. Furthermore, if MCMI or our executive officers and directors were to sell a substantial portion of the shares they hold, it could cause the price of our Class A common stock to decline.
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
2.1
Merger Agreement, dated May 10, 2021, by and among Guild Mortgage Company LLC, Project Regal Merger Sub, Inc., Residential Mortgage Services Holdings, Inc., RMS Shareholder Representative, LLC, and as to certain sections identified therein, Guild Holdings Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on May 14, 2021)

3.1
Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)
4.1
Registration Rights Agreement by and among Guild Holdings Company and the other holders named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on May 14, 2021)

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

GUILD HOLDINGS COMPANY

Dated: November 10, 2021	By:	/s/ Mary Ann McGarry
	Name:	Mary Ann McGarry
	Title:	Chief Executive Officer

Dated: November 10, 2021	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer