Form 10-K
period 2021-12-31
Guild Holdings Co
filed 2022-03-14
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No x
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $191.9 million based upon the closing price reported for such date on the New York Stock Exchange.
As of March 7, 2022, the registrant had 20,723,912 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s Annual Meeting of Stockholders to be held on May 5, 2022, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

GUILD HOLDINGS COMPANY
Annual Report on Form 10-K for the Year Ended December 31, 2021

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
Important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements include, but are not limited to, those factors described below under "Summary of Risk Factors" and in Part I, Item 1A. Risk Factors in this Annual Report.
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
SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under Part I, Item 1A. “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission ("SEC"), before making an investment decision regarding our common stock.

•A disruption in the secondary home loan market or our ability to sell the loans we originate could have a detrimental effect on our business.
•Macroeconomic and U.S. residential real estate market conditions could materially and adversely affect our clients, origination volume, revenue, and results of operations.

•We highly depend on certain U.S. government-sponsored entities and government agencies, and any changes in these entities, their guidelines or their current roles could materially and adversely affect us.
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
•The acquisition of Residential Mortgage Services Holdings, Inc. ("RMS") may cause our financial results to differ from expectations; we may not be able to achieve anticipated benefits from the acquisition.
•The coronavirus ("COVID-19") pandemic has had, and will likely continue to have, an adverse effect on our business.
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
•The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
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
•Seasonality may cause fluctuations in our financial results.
•If we fail to protect our brand and reputation, our ability to grow our business and increase the volume of mortgages we originate and service may be adversely affected.
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
•We are a holding company and depend upon distributions from Guild Mortgage Company LLC ("GMC") to meet our obligations.
•We have a dual class common stock structure.
•We identified material weaknesses in our internal control over financial reporting.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
PART I
ITEM 1. BUSINESS
Guild Holdings Company, including our consolidated subsidiaries (collectively, “Guild”, the “Company”, “we”, “us” or “our”) is a growth-oriented mortgage company that employs a relationship-based loan sourcing strategy to execute on our mission of delivering the promise of homeownership in neighborhoods and communities across the United States. Our business model is centered on providing a personalized mortgage-borrowing experience that is delivered by our knowledgeable loan officers and supported by our diverse product offerings.
Guild was initially incorporated in California in 1960 as Guild Mortgage Company, and we are among the longest-operating seller-servicers in the United States. Over the course of our operating history, we have navigated numerous economic cycles and market dislocations. We have also expanded our retail origination operation to 49 states, and we have developed end-to-end technology systems, a reputable brand, industry expertise and many durable relationships with our clients and members of our referral network.

In 2007, seeing an opportunity to expand our sales and production strategy and grow our market share, a management-led partnership that included a majority investment from Fulcrum Mortgage, LLC, now known as MCMI, acquired the Company from its founder and created a California limited liability company, Guild Investors, LLC, as the parent entity. Following the acquisition, we embarked on a growth strategy focused on prudently expanding our geographic footprint beyond the West Coast. In July 2021, we completed our acquisition of RMS, which expanded our local presence in the Northeast. We expect to continue to expand our business in the geographic areas in which we already serve our clients, as well as in new markets throughout the United States.
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
Our Business Model
Our origination strategy focuses on increasing our purchase-mortgage business and providing a superior personalized mortgage-borrowing experience that encourages our clients to return to us. This is successfully executed through a combination of our experienced loan officers, our technology platform, and diverse product offerings. Our business model provides clients with both a digital interface and an experienced team that delivers high-tech, high-touch client service, allowing clients to engage with us in whatever format and frequency provides them the most comfort and convenience. This strategy allows us to generate consistent origination volume through differing market environments, contributes to our servicing segment and facilitates business from repeat clients.
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
For the years ended December 31, 2021 and 2020 we originated $35.7 billion and $34.3 billion, respectively, in retail mortgage loan originations.
Our loan products are underwritten using a disciplined approach that focuses on credit risk and responsible lending. Our proprietary technology platform is regularly updated to incorporate new investor guidelines as well as state and federal regulations. These processes are designed to ensure integrity over data and qualification requirements, facilitate the manufacturing of quality loan originations and minimize underwriting defects. The loan products we offer include loans eligible for sale or securitization to secondary market participants such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae and Freddie Mac, together, the “GSEs”), Government National Mortgage Association (“GNMA” or “Ginnie Mae”), state housing agencies and other private or institutional investors. The underwriting guidelines for these products are established by the entities that will purchase, insure or guaranty the loans (i.e., the GSEs, the United States Department of Housing and Urban Development (“HUD”), the United States Department of Veterans Affairs (“VA”), the United States Department of Agriculture (“USDA”), the Federal Housing Administration ("FHA"), private mortgage insurers, and institutional and private investors). The majority of our loan products are sold to either the GSEs or Ginnie Mae.
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
Correspondent Channel
In addition to the retail channel of our origination segment, we maintain an active correspondent channel that purchases closed loans primarily from small community banks and credit unions. We are able to offer a diverse product set through the correspondent channel to generate origination volume.
We also utilize our correspondent channel to support our continued growth efforts. As we work to expand into new locations, the correspondent channel serves as an entry point to begin building our brand, reputation, and client base.
Servicing
We have developed our in-house servicing platform and have expanded and upgraded our technology and infrastructure over time. The unique combination of in-house servicing and proprietary technology allows for enhanced servicing practices and embedded compliance controls throughout the system.
As of December 31, 2021, we served over 300,000 customers with an aggregate unpaid principal balance (“UPB”) of approximately $70.9 billion. Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent borrowers; and supervising foreclosures and property dispositions.
Our servicing segment is based out of our servicing center in San Diego, California, and we are a licensed mortgage servicer in 49 states and the District of Columbia. Our primary source of revenue for our servicing operations is based upon a stated fee per loan that varies by investor. This fee is earned on a monthly basis as the borrower makes each payment.
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
Our Growth Strategies
Expansion into New Markets and Products
We regularly evaluate opportunities to grow our business, including expansion into new markets through acquisitions and organic growth through the recruitment of loan officers. Our loan officer recruitment activities leverage our technology solutions to identify and recruit purchase-mortgage focused loan officers. We consider the needs of our clients in each of our origination channels and respond to changing circumstances in the market for mortgage-related financing.
We have successfully completed numerous acquisitions. Historically, our potential targets have shared our values and our commitment to innovation, creativity and collaboration. We prefer to partner with lenders that have a strong foothold in their market and a clearly defined approach to sustaining that success. Following an acquisition, we fully integrate each business operationally, on-boarding the acquired business to our platform, while allowing its management team to continue executing the strategy that has been successful for them in the past. After a target business has been integrated into the Guild platform, we strive to support growth organically in the same way we do in our existing markets. We also strive to generate synergies and support profitability by improving execution and increasing gain-on-sale margins for the businesses that we acquire.
Growing Retail Originations through Portfolio Recapture
In addition to targeting acquisitions and loan officers in new markets to grow our retail channel we also focus on recapturing our own portfolio. Recapture exists when we refinance a current client’s loan or when we help originate a current client’s new home purchase. By doing so, we continue the relationship with the client which presents not only an extended servicing revenue stream, but additional future origination opportunities. For the years ended December 31, 2021 and 2020, our recapture rate was 58% and 60%, respectively.

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
Internally-Developed Technology Platform Underpins Loan Officer Productivity and Fosters Repeat Business
Our technology is differentiated in that we have a proprietary integrated platform for servicing and production. As a result, we control our lending process from start to finish and have created a personalized client experience from the time a loan officer takes an application through a loan’s closing, and until the loan pays off and we have an opportunity to recapture the client’s next transaction. The key components of this technology stack include:
•Guild to Go – A partner portal application that enables seamless interaction between Guild’s sales teams and our large referral partner network by providing an easy referral process, on-demand pre-approval letters and real-time milestone tracking;
•MyKey – Our proprietary Loan Origination System (“LOS”) that facilitates program eligibility and pricing, application review, underwriting, closing and servicing functions all on one integrated platform with built-in controls aimed to drive scalable operational efficiencies and favorable unit economics;
•Guild360 – A sales platform that supports marketing automation, email and calendar sync, lead and loan activity tracking, portfolio, servicing and retention campaigns, automated workflows and task assignments, texting and video functionality and predictive lead analytics capabilities supported by third-party data integration; and
•MyMortgage – A consumer digital interface that delivers a web- and mobile-friendly application process, document collection capabilities, client messaging and income/asset verification options.
Our proprietary platform drives loan officer productivity, operational scale and favorable unit economics. Our experienced loan officers use this end-to-end technology platform and our custom-built client relationship management system to find new clients, close new loans and enhance and expand existing client relationships. This technology platform and our data repository has been developed over the course of our long operating history. By utilizing this data to further develop our platform and to curate suggested customer touchpoints, we foster a balanced combination of personalized and digital strategies for lead nurturing, as well as client education and communication, that we believe gives our loan officers a competitive edge.
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
U.S. Mortgage Market and Competition
Mortgage loans are the largest class of consumer debt in the United States. According to the St. Louis Federal Reserve, there was approximately $12.5 trillion of residential mortgage debt outstanding as of December 31, 2021. According to the Mortgage Bankers Association, 1-4 family mortgage origination volume was approximately $4.1 trillion in 2021.
The residential mortgage industry is characterized by high barriers to entry. Mortgage lenders must obtain approval from the GSEs and Ginnie Mae and maintain various state licenses in order to originate, sell and service conventional conforming and federal and GSE-backed loans. In addition, sophisticated technology, origination and servicing processes and regulatory expertise are required to build and manage a successful mortgage business.
The mortgage lending market is highly competitive. We compete with large financial institutions and with other independent residential mortgage loan producers and servicers. Competition can occur on the basis of the variety of product offerings, speed and convenience of execution in loan origination, interest rates and fees, client experience, technical knowledge, marketing and referral relationships and recruiting of employees within the industry. We aim to differentiate our products and services on the basis of our loan officers’ ability, leveraging our technology platform to match customers with the loan programs that best suit their needs and providing a customer-focused and seamless borrowing experience, starting from origination and continuing through servicing.

The mortgage origination industry can be seasonal. Accordingly, our loan origination revenue varies from quarter to quarter and comparisons of sequential quarters may not be meaningful.
Human Capital Resources
At the heart of our Company is our culture, grounded in strong values, innovation, creativity and collaboration. We believe our culture sets us apart and is the backbone of our success. It has enabled us to continuously innovate and evolve to navigate the dynamic mortgage market. This has given us the ability to attract, develop and retain top talent throughout our organization. As of December 31, 2021 we employed approximately 5,100 employees throughout the United States.
Guild is an inclusive organization and encourages open and honest dialogue across employees, clients and partners. We have a diverse leadership team across each of our business lines. Our leadership team has an average of 18 years of industry experience, has worked at Guild for an average of 16 years and includes top performers from the businesses that Guild has acquired. We have high employee retention, as well as a successful recruiting program, because we empower our employees, maintain a culture that supports collaboration and development and provide our employees with the tools and resources they need to be successful. Over the last five years, ending December 31, 2021, 79% of our originations were produced from loan officers who are still with us today.
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
Employee Safety
The well-being and safety of our employees has always been a priority. In response to the COVID-19 pandemic, starting in March 2020, we moved to a remote working environment for the majority of our employees and, for those who are coming into our offices, we have instituted additional health and safety precautions, such as restricting visitors, providing masks and mandating more frequent sanitizing of our offices. We continue to adhere to state and local safety precautions regarding COVID-19.
Regulation
The mortgage industry is subject to a highly complex legal and regulatory framework. Our business is subject to extensive regulation and oversight by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau ("CFPB") and various state licensing, supervisory and administrative agencies. From time to time, we also receive requests from such governmental authorities for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. In addition, we are also subject to periodic reviews and audits from the GSEs, Ginnie Mae, the CFPB, HUD, the USDA, the VA, state regulatory agencies and others. The legal and regulatory environment in which we operate is also constantly evolving as statutes, regulations and practices, and interpretations thereof, that are in place may be amended or otherwise change, and new statutes, regulations and practices may be enacted, adopted or implemented.
These and other laws and regulations directly affect our business and require constant compliance monitoring and internal and external audits and examinations by federal and state regulators. We work diligently to assess and understand the implications of the complex regulatory environment in which we operate and strive to meet the requirements of this constantly changing environment. We dedicate substantial resources to regulatory compliance while at the same time striving to meet the needs and expectations of our customers, clients and other stakeholders. Notwithstanding these efforts, there can be no assurance that we will be able to remain in compliance with these requirements. See “Risks Related to Regulatory Environment” under the section titled “Item 1A. Risk Factors.”
Federal Regulation
We are subject to a number of federal consumer protection laws, including:
•the Real Estate Settlement Procedures Act (the “RESPA”) and Regulation X thereunder, which, among other things, (i) require certain disclosures to borrowers regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of servicing of mortgage loans, the response to consumer complaints, and payments between lenders and vendors of certain settlement services; and (ii) prohibit giving or accepting anything of value for the referral of real estate settlement services;
•the Truth in Lending Act (the “TILA”) and Regulation Z thereunder, which, among other things, (i) require certain disclosures to borrowers about their mortgage loans, right to rescind some transactions, notices of transfer of ownership of mortgage loans, servicing rules involving payment processing, and adjustable rate mortgage change notices and periodic statements; (ii) require a reasonable and good faith determination by the lender that the borrower has the ability to repay the loan; (iii) require homeownership counseling for certain mortgage applicants and (iv) impose restrictions on loan originator compensation;
•the Equal Credit Opportunity Act (“ECOA”) and Regulation B thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act in the extension of credit and require certain disclosures to credit applicants;
•the Fair Housing Act ("Housing Act"), which prohibits discrimination in housing on the basis of race, color, sex, national origin, religion, familial status or disability;
•Regulation N (the Mortgage Acts and Practices Advertising Rule), which prohibits deceptive claims in mortgage advertising and other commercial communications;
•certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), including the Consumer Financial Protection Act, which, among other things, prohibit unfair, deceptive or abusive acts or practices;
•the Federal Trade Commission Act ("FTCA"), the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which forbids unfair or deceptive acts or practices and certain related practices;
•the Telephone Consumer Protection Act (“TCPA”) and related laws that regulate communications via telephone, text, automatic telephone dialing systems, and artificial and prerecorded voices;
•the Controlling the Assault of Non-Solicited Pornography and Marketing Act, which establishes requirements for those who send unsolicited commercial email;
•the Fair Credit Reporting Act ("FCRA"), as amended by the Fair and Accurate Credit Transactions Act, and Regulation V, which, among other things, regulate the use and reporting of information related to the credit history of borrowers;
•the Home Mortgage Disclosure Act ("HMDA") and Regulation C thereunder, which require financial institutions to collect and report certain loan application, origination and purchase data;
•the Gramm-Leach-Bliley Act ("GLBA") and Regulation P thereunder, which, among other things, require the maintenance of privacy with respect to certain consumer data and periodic communications with consumers on privacy matters;
•the Homeowners Protection Act ("HPA"), which requires the cancellation of private mortgage insurance once certain equity levels are reached, sets disclosure and notification requirements, and requires the return of unearned premiums;
•the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”), which requires all states to enact laws requiring each individual who originates residential mortgage loans to be licensed or registered as a mortgage loan originator;
•federal anti-money laundering laws, including the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct

Terrorism Act, and the implementing regulations and sanctions programs of the United States Department of the Treasury;
•the Electronic Fund Transfer Act of 1978 ("EFTA") and Regulation E, thereunder, which provide certain protections for consumers engaging in electronic fund transfers;
•federal financial protection statutes applicable to certain eligible service members, including the Military Lending Act ("MLA") and Servicemembers Civil Relief Act ("SCRA"); and
•the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts.
We are also subject to a variety of regulatory and contractual obligations imposed by the GSEs, Ginnie Mae, the VA, the FHA, and others.
In addition, the CFPB was established on July 21, 2010 under Title X of the Dodd-Frank Act to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from unfair, deceptive or abusive acts or practices, among other things. The CFPB influences the regulation of residential mortgage loan originations and servicing in several ways. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage originators and servicers, such as us, including the TILA, RESPA, and ECOA. The CFPB has been active and continues to amend rules and regulations within its purview. For example, the CFPB has issued rules and regulations that have expanded the scope of data required to be collected and reported for loan applicants and imposed requirements relating to repayment ability and qualified mortgage standards. These rules impose significant compliance burdens, for example, by requiring us to collect and submit data to regulators and to retain evidence of compliance, and any failures to comply, including any inadvertent errors, could result in the CFPB or other regulators imposing fines on or taking other enforcement actions relating to us.
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
State Regulation
The SAFE Act requires all states to have laws that require individual mortgage loan originators employed by non-depository institutions, such as us, to be licensed to offer mortgage loan products. States also impose entity- and branch-level licensing obligations on us. As a result, we are subject to various state licensing requirements. These state licensing requirements generally require individual loan originators to register in a nationwide licensing system, submit information for a character and fitness review, submit to a criminal background check, complete a minimum number of hours of pre-licensing education, complete an annual minimum number of hours of continuing education and successfully complete an examination. Upon issuance of a license, we become subject to regulatory oversight, supervision, and enforcement activity to determine compliance with applicable law. To conduct our residential mortgage operations in the United States, we are licensed in 49 states and the District of Columbia.
In addition to the above, state laws and regulations, among other things:
•require the filing of reports with regulators and compliance with state regulatory capital requirements;
•impose maximum terms, amounts and interest rates, and limit other charges;
•impose consumer privacy rights and other obligations that may require us to notify customers, employees, state attorneys general, regulators, and others in the event of a security breach;
•regulate servicing activities, including disclosures, payment processing, loss mitigation and foreclosure, servicing fees, and escrow account administration;
•prohibit discrimination and various forms of “predatory” lending and place obligations on lenders to substantiate that a client will derive a tangible benefit from the proposed home financing transaction and/or have the ability to repay the loan;
•regulate whether and under what circumstances we may offer insurance and other ancillary products in connection with a lending transaction; and

•provide for additional consumer protections.
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
See also “Risks Related to Regulatory Environment” under the section titled “Item 1A. Risk Factors.”
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and file or furnish reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, proxy statements, and other information with the SEC. These reports are available free of charge on our website at https://www.guildmortgage.com as soon as reasonably practicable after we electronically file or furnish them to the SEC. The content of our website is not intended to be incorporated by reference into this Annual Report or in any other report or document we file and any references to these websites are intended to be inactive textual references only. These reports are also available free of charge on the SEC's website at http://www.sec.gov.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves risks. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report, including the financial statements and the related notes included in Part II, Item 8 of this Annual Report. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Annual Report, including statements included in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements.”
Risks Related to Our Business
A disruption in the secondary home loan market or our ability to sell the loans that we originate could have a detrimental effect on our business.
Demand in the secondary market for home loans and our ability to sell the mortgages that we originate depend on many factors that are beyond our control, including general economic conditions, the willingness of lenders to provide funding for and purchase home loans and changes in regulatory requirements. Our inability to sell the mortgages that we originate in the secondary market in a timely manner and on favorable terms could be detrimental to our business. In particular, we sell the majority of the mortgages that we originate to the GSEs and Ginnie Mae, and the gain recognized from these sales represents a significant portion of our revenues and net earnings. If it is not possible or economical for us to continue selling mortgages to the GSEs or other loan purchasers, our business, prospects, financial condition and results of operations could be materially and adversely affected.
Macroeconomic and U.S. residential real estate market conditions could materially and adversely affect our revenue and results of operations.
Our business has been, and will continue to be, affected by a number of factors that are beyond our control, including the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions, including the effects of the COVID-19 pandemic. Furthermore, our clients’ and potential clients’ income, and thus their ability and willingness to make home purchases and mortgage payments, may be negatively affected by macroeconomic factors such as inflation, unemployment, wage deflation, changes in property values and taxes, and the availability and cost of credit. As a result, these macroeconomic factors can adversely affect our origination volume.

Increased delinquencies could also increase the cost of servicing existing mortgages and could be detrimental to our business. Lower servicing fees could result in decreased cash flow, and also could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts and increases our obligation to advance certain principal, interest, tax, and insurance obligations owed by the delinquent mortgage loan borrower.
We highly depend on certain U.S. government-sponsored entities and government agencies, and any changes in these entities or their current roles could materially and adversely affect our business, financial condition and results of operations.
A substantial portion of the loans we originate are loans eligible for sale to the GSEs, and government insured or guaranteed loans, such as loans backed by the FHA, the VA and the USDA, eligible for Ginnie Mae securities issuance. The future of GSEs is uncertain, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. If the operation of the GSEs is discontinued or reduced, if there is a significant change in their capital structure, financial condition, activity levels or roles in the primary or secondary mortgage markets or in their underwriting criteria or if we lose approvals with those agencies or our relationships with those agencies is otherwise adversely affected, our business, financial condition and results of operations could be adversely affected.
Changes in prevailing interest rates or U.S. monetary policies may have a detrimental effect on our business. Our hedging strategies may not be successful in mitigating interest rate risk.
Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally changes along with interest rates. As such, volatility in prevailing interest rates may have a detrimental effect on our financial performance and results of operations. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the Federal Reserve System could influence not only consumer demand for mortgages but also the fair value of our financial assets and liabilities.
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
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We currently, and may in the future continue to, depend upon several lenders to provide the primary funding facilities for our loans. As of the date of this Annual Report, we had twelve warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $3.5 billion. Additionally, as of December 31, 2021, we were party to (i) a term loan credit agreement with one of our warehouse banks, which agreement is collateralized by our Fannie Mae MSRs and provides for a term loan facility of $125.0 million (which can be increased to up to $175.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $65.0 million.
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
Our loan funding facilities contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum current ratio, minimum liquidity, positive quarterly income, and other customary debt covenants, as well as limitations on additional indebtedness, dividends, sales of assets, and declines in the mortgage loan servicing portfolio’s fair value. A breach of these covenants can result in an event of default under these facilities and as such allow the lenders to pursue certain remedies. In addition, our loan facilities include cross default or cross acceleration provisions that could result in most, if not all, facilities terminating if an event of default or acceleration of maturity occurs under a facility. If we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the continuing covenants, we may lose the ability to borrow under all of our financing facilities, which could be detrimental to our business.
Our business depends on our ability to maintain and improve the technology infrastructure that supports our origination and servicing platform, and any significant disruption in service on our platform could harm our business, brand, operating results, financial condition and prospects.
Our ability to serve our clients depends on the reliable performance of our technology infrastructure. Interruptions, delays or failures in these systems, whether due to adverse weather conditions, natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, hardware failures, errors in our software or otherwise, could be prolonged and could affect the security or availability of our platform and our ability to originate and service mortgages. Furthermore, we may incur significant expense maintaining, updating, and adapting our technology infrastructure, and our disaster recovery planning may be insufficient to prevent or mitigate these and other events or occurrences. The reliability and security of our systems, and those of certain third parties, is important not only to facilitating our origination and servicing of mortgages, but also to maintaining our reputation and ensuring the proper protection of our confidential and proprietary information and the data of mortgage borrowers and other third parties that we possess or control or to which we have access. Operational failures or prolonged disruptions or delays in the availability of our systems could harm our business, brand, reputation, operating results, financial condition, and prospects.

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
The COVID-19 pandemic has impacted, and could further adversely impact or disrupt our business, and its ultimate effect on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and its variants, actions taken or to be taken by government authorities in response to the pandemic and the distribution of the COVID-19 vaccine.
The COVID-19 pandemic has negatively affected, and continues to negatively affect, the national economy and the local economies in the communities in which we operate and has created unprecedented economic, financial, and health disruptions that have, and will likely continue to have, an adverse effect on our business. The pandemic has also caused significant volatility and disruption in the financial markets. In the event of a prolonged economic downturn or other economic disruption or changes in the broader economy, housing market, debt markets or otherwise, real estate transactions, the volume of mortgages we originate, and the value of the homes that serve as collateral for the loans that we service may decrease significantly.
The COVID-19 pandemic is also affecting our mortgage servicing operations. The federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. In February 2021, the Federal Housing Finance Agency (“FHFA”), HUD, the VA, and the USDA announced an extension of the forbearance period of three to six months depending on the loan type. In September 2021, HUD, the VA, and the USDA announced an extension of the period for FHA-insured, VA-guaranteed or USDA direct loan holders to request forbearance to run concurrently with the duration of the COVID-19 national emergency. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we have recorded, and expect to record additional, increases in delinquencies in our servicing portfolio, which may require us to finance substantial amounts of advances of principal and interest, property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. We expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period, or at all. Additionally, we were prohibited through December 31, 2021, from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings. As a result, the effects of the CARES Act forbearance requirements reduced our servicing income, increased our servicing expenses, and required significant unreimbursed cash outlays.
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

Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictive measures in connection with the pandemic. As a result of the pandemic, a significant portion of our employees continue to work remotely. Although government authorities are in varying stages of lifting or modifying some of these measures, partly due to the COVID-19 vaccine rollout, some may in the future reinstitute these measures or impose new, more restrictive measures if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time or we experience surges from new variants. Such restrictive measures could also slow certain aspects of our operations that depend on third parties such as appraisers, closing agents, and others for loan-related verifications.
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
We operate in a highly competitive industry that could become even more competitive due to economic, legislative, regulatory, and technological changes. We face significant competition for clients from bank and nonbank competitors, including national and regional banks, mortgage banking companies, financial technology companies, and correspondent lenders. Many of our competitors are significantly larger and have significantly more resources, greater name recognition, and more extensive and established retail footprints than we do.
Our ability to compete successfully will depend on a number of factors, including our ability to build and maintain long-term client relationships while ensuring high ethical standards and sound lending and servicing practices, the scope, relevance and pricing of products and services that we offer, our clients’ satisfaction with our products and services, industry and general economic trends, and our ability to keep pace with technological advances in the industry.
Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Although we have expanded our presence in the northeast United States with our recent acquisition of RMS, we may face a competitive disadvantage as a result of our concentration primarily in the northwest United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for remaining loan originations. Any increase in these competitive pressures could have an adverse effect on our business, prospects, financial condition, and results of operations.
Our failure to maintain or grow our historical referral relationships with our referral partners may materially and adversely affect our business, operating results, financial condition and prospects.
A substantial portion of our mortgage origination leads are sourced through an established network of referral partners with which we have longstanding relationships. We rely on being a preferred provider to realtors, builders, and other partners with whom we have relationships. Our failure to maintain or grow these relationships could significantly decrease our origination volume and materially and adversely affect our business, operating results, financial condition, and prospects. In addition, changes in the real estate and home construction industries, or in the relationships between those industries and the mortgage industry, could adversely affect our business and operating results, financial condition, and prospects. For example, in recent years, there has been an increase in products and services designed to facilitate home sales without the involvement of realtors, and if the role of realtors in the sales process declines, our business could be adversely affected if we are unable to adapt to that development in a manner that preserves our loan origination leads.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the CARES Act and the temporary period of forbearance that is being offered for clients unable to pay on certain mortgage loans, may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition, and results of operations could be materially and adversely affected as a result. As of December 31, 2021, loans representing approximately 1.1% of the loans in our servicing portfolio were in forbearance.
A substantial portion of our assets are measured at fair value. From time to time our estimates of their value prove to be inaccurate and we are required to write them down.
We record the value of our MSRs, interest rate lock commitments (“IRLCs”), mortgage loans held for sale (“MLHS”), the contingent liabilities related to our completed acquisitions, and our inventory of loans for which we have repurchase rights at fair value. Fair value determinations require many assumptions and complex analyses for which we cannot control many of the underlying factors. From time to time our estimates prove to be incorrect and we are required to write down the value of these assets, which could adversely affect our earnings, financial condition, and liquidity.
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
The mortgage industry is continually undergoing rapid technological change with frequent introductions of new products and services. We seek to differentiate ourselves by the range of mortgage programs we offer and rely on our internally-developed technology to make our platform available to our loan officers, evaluate mortgage applicants, and service loans. Our future success and growth depend, in part, upon our ability to develop new products and services that satisfy changing client demand and use technology to provide a desirable client experience and to create additional efficiencies in our operations. If we fail to predict demand and develop, commercially market, and achieve acceptance of attractive products and services, our business and prospects could be adversely affected. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays, may cause us to fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial. Failure to keep pace successfully with technological change affecting the mortgage industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.
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
As a result of the continuing COVID-19 pandemic, a significant portion of our employees continue to work remotely. This transition to a prolonged remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and computer systems, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal or confidential information.
To the extent we or our systems rely on third-party service providers through either a connection to, or an integration with, those third-parties’ systems, the risk of cybersecurity attacks and loss, corruption or unauthorized publication of our information or the confidential information of our clients, employees, and others, may increase. Third-party risks may include ineffective security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate.
Any or all of the issues described above could adversely affect our ability to attract new clients and continue our relationship with existing clients and could subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, operating results, financial condition and prospects.
Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results, financial condition, and prospects may suffer.
Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. If our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to you or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be materially and adversely affected.
We are subject to certain operational risks, including, but not limited to, employee or customer fraud, the obligation to repurchase sold loans in the event of a documentation error, and data processing system failures and errors.
Employee errors and employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include, among other things, improper use of confidential information and fraud. It is not always possible to prevent employee errors and misconduct or documentation errors, and the precautions we take to prevent and detect this activity may not be effective in all cases. In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information and valuation, and employment and income documentation, in deciding which loans we will originate as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to the mortgage being funded, the value of that mortgage may be significantly lower than expected, or we may fund a mortgage that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the mortgage applicant or another third party, we generally bear the risk of loss associated with such misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to identify, and it is often difficult to recover any of the monetary losses we may suffer. These risks could adversely affect our business, results of operation, financial condition, and reputation.
We are periodically required to repurchase mortgage loans that we have sold, or indemnify purchasers of our mortgage loans, if these loans fail to meet certain criteria or characteristics or under other circumstances.
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. For the year ended December 31, 2021, Ginnie Mae accounted for 29.4% of the UPB of our servicing portfolio.
As of December 31, 2021, we have a reserve of $18.4 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
Seasonality may cause fluctuations in our financial results.
The mortgage origination industry can be seasonal. We typically experience an increase in our mortgage origination activity during the second and third quarters and reduced activity in the first and fourth quarters as homebuyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Accordingly, our loan origination revenues vary from quarter to quarter and comparisons of sequential quarters may not be meaningful.
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
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, pandemics,  floods, droughts, fires, and other environmental conditions can adversely impact properties that we own or that collateralize loans we own or service, as well as properties where we conduct business. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Terrorist attacks and other acts of violence including Russia’s invasion of Ukraine in February 2022 and the resulting sanctions against Russia and certain Russian citizens, may cause consumer confidence and spending to decrease or result in disruptions in U.S. financial markets and negatively impact the U.S. economy in general. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition, and results of operations.
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
Certain types of losses, generally of a catastrophic nature, that result from events described above such as earthquakes, floods, hurricanes, tornados, terrorism, acts of war, and pandemics, may also be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property, which could have an adverse effect on our business, financial condition, liquidity, and results of operations.
Risks Related to Regulatory Environment
Our mortgage loan origination and servicing activities are subject to a highly complex legal and regulatory framework, and non-compliance with or changes in laws and regulations governing our industry could harm our business, operating results, financial condition, and prospects.
The mortgage industry is subject to a highly complex legal and regulatory framework. In addition to the licensing requirements for each of the jurisdictions in which we originate or service loans, we must comply with a number of federal, state, and local consumer protection and other laws including, among others, the TILA, RESPA, ECOA, FCRA, Housing Act, TCPA, GLBA, EFTA, SCRA, MLA, HPA, HMDA, SAFE Act, FTCA, Dodd-Frank Act, CARES Act, federal, state and local laws designed to discourage predatory lending and servicing practices, prohibit unfair, deceptive, or abusive acts or practices, protect customer privacy, and regulate debt collection and consumer credit reporting, and state foreclosure laws. These and other laws and regulations directly affect our business and require constant compliance monitoring, internal and external audits, and examinations by federal and state regulators. Changes to the laws, regulations, and guidelines relating to the origination and servicing of mortgages, including those already adopted and those that may be adopted in response to the COVID-19 pandemic, their interpretation or the manner in which they are enforced, could render our current business practices non-compliant or make compliance more difficult or expensive.
As a non-depository lending and servicing institution, we are subject to the regulatory authority of the CFPB, including, without limitation, its authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. The CFPB has been active in investigations and enforcement actions, and has issued civil money penalties to parties when the CFPB has determined that such parties have violated the laws and regulations it enforces. Our failure to comply with the federal consumer protection laws and regulations to which we are subject, whether that failure is actual or alleged, could expose us to enforcement actions or potential litigation liabilities.
It is possible that we are not, and will not in the future be, in full compliance with current and future laws and regulations, or interpretations of the foregoing. Our failure, or the failure of our loan officers, other employees, correspondent sellers or others with whom we have business relationships, to operate in compliance with any of the laws, regulations, and guidelines relating to the origination, servicing, and collection of mortgages could result in, among other things, the loss of licenses and approvals required for us to engage in the business of originating, servicing, and collecting mortgage loans, governmental investigations and enforcement actions, damage to our brand and reputation, civil and criminal liability and administrative penalties, which could have a material and adverse effect on our business, operating results, financial condition, and prospects.
The Financial Stability Oversight Council (“FSOC”) has recommended that federal and state regulators strengthen the prudential regulation of nonbank mortgage origination and servicing companies. The FSOC has also been conducting a review of the secondary mortgage market focused on the regulation of the GSEs. Additionally, the Conference of State Bank Supervisors (“CSBS”) has issued a proposal for enhancing regulatory prudential standards for nonbank mortgage servicers subject to licensing and supervision by state financial regulators. The CSBS prudential regulatory proposal includes standards for capital, liquidity, risk management, data standards and integrity, data protection and cyber risk, corporate governance, servicing transfer requirements, and change of control requirements. To the extent that the FSOC and other regulators move forward with new prudential reforms of nonbank mortgage originators or servicers (including designating nonbank mortgage companies for heightened prudential regulation by the Federal Reserve), the markets they serve, or the secondary mortgage market, it could materially affect the operating costs, competitiveness, business plan, and prospects of our business.

Failure to comply with fair lending laws and regulations could lead to a wide variety of sanctions that could have a material adverse effect on our business, financial condition, and results of operations.
Anti-discrimination statutes, such as the Housing Act, ECOA, and other fair lending laws and regulations prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion, and national origin. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. The Department of Justice has recently announced an initiative pledging to crack down on discriminatory lending practices. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Housing Act and ECOA in the context of mortgage loan lending and servicing. Compliance with anti-discrimination prohibitions, and particularly the disparate impact theory, creates a significant administrative burden and potential liability for failure to comply. A successful regulatory challenge to our performance under these fair lending laws and regulations could result in a wide variety of sanctions, including damages, injunctive or equitable relief, and civil money penalties. In addition to reputational harm, such sanctions could have a material adverse effect on our business, financial condition, and results of operations. More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. Any such changes in laws, regulations or interpretations could have a detrimental effect on our business.

We are subject to state licensing and operational requirements. Our failure to obtain and maintain the appropriate state licenses would prohibit us from originating or servicing mortgages in those states and adversely affect our operations.
Because we are not a federally chartered depository institution, we do not benefit from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. In most states in which we operate, a regulatory agency or agencies regulates and enforces laws relating to mortgage servicing companies and mortgage origination companies such as us. These rules and regulations generally require that we seek and maintain certain licenses and comply with certain business practice standards, including requirements as to the form and content of contracts and other documentation and the licensing of our employees. As a nonbank mortgage lender, we are subject to licensure, regulation, and supervision by every state and district in which we do business. States examine nonbank mortgage lenders and servicers periodically, depending on state law requirements and other factors such as the lender’s size and compliance history. These examinations may include a review of the nonbank lender’s compliance with all federal and state consumer protection laws, compliance management system, and internal controls. Complying with this regulatory framework requires a meaningful dedication of management and financial resources. Changes to existing state legislation or the adoption of new state legislation, as well as our entry into new markets in states in which we had not previously operated, could increase our compliance costs. This could render business in any one state or states cost-prohibitive and could materially affect our business and our growth strategy. Any failure to comply with these licensing and operational requirements could have a material and adverse effect on our business, operating results, financial condition, and prospects.
Changes in the guidelines of the GSEs, FHA, VA, USDA, and Ginnie Mae could adversely affect our business.
We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to credit standards for mortgage loans, our staffing levels, and other servicing practices, and the servicing and ancillary fees that we may charge. In addition, we are required to meet certain minimum financial requirements relating to our net worth, capital ratio, and liquidity in order to sell the loans that we originate to certain investors, including the GSEs. A change in these guidelines could require us to expend additional resources to originate and service mortgages or make it more difficult for us to do so profitably or at all, and a failure to meet applicable financial requirements could materially impair our ability to originate and service loans, any of which could have a material and adverse effect on our business, operating results, financial condition, and prospects.
In addition, changes in the nature or extent of the guarantees provided by the GSEs, Ginnie Mae, the USDA or the VA, or the insurance provided by the FHA, or coverage provided by private mortgage insurers, could also have broad adverse market implications. Any future increases in guarantee fees or changes to their structure or increases in the premiums we are required to pay to the FHA or private mortgage insurers for insurance, or to the VA or the USDA for guarantees, could increase mortgage origination costs and insurance premiums for our clients. These industry changes could result in reduced demand for our mortgage services, resulting in reduced origination volume and profitability for us, which could materially and adversely affect our business, operating results, financial condition, and prospects.
Risks Related to Our Organization and Structure
We are controlled by MCMI, and MCMI’s interests may conflict with our interests and the interests of our other stockholders.
MCMI holds all of our issued and outstanding Class B common stock and controls approximately 95% of the combined voting power of our outstanding common stock. As a result, MCMI controls any action requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. So long as MCMI continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our outstanding common stock, MCMI will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders. The interests of MCMI could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by MCMI could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be attractive to us or our other stockholders.
We are a “controlled company” within the meaning of the New York Stock Exchange ("NYSE") rules and, as a result, we are permitted, and elect, to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
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
Our directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 35.0% of the outstanding shares of our Class A common stock and 100% of the outstanding shares of our Class B common stock (to the extent the Chairman of our Board of Directors may be deemed to beneficially own all of the shares of our Class B common stock beneficially owned by MCMI), representing an aggregate of approximately 96.8% of the combined voting power of our outstanding common stock. As a result, in addition to their day-to-day management roles, our executive officers and directors will be able to exercise significant influence on our business as stockholders, including influence over election of members of the Board of Directors and the authorization of other corporate actions requiring stockholder approval.
We are a holding company and depend upon distributions from GMC to meet our obligations.
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
We may issue capital stock in the future. Any such issuance would result in dilution to all other stockholders. In the future, we may issue stock, including as a grant of equity awards to employees, directors, and consultants under our equity incentive plans, to raise capital through equity financings or to acquire or make investments in companies, products or technologies for which we may issue equity securities as consideration or for financing purposes. Any such issuances of capital stock in the future may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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
Our certificate of incorporation, bylaws, and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others, those establishing:
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
Risks Related to Being a Public Company
Our quarterly and annual operating results or other operating metrics may fluctuate significantly and may not meet expectations of research analysts, which could cause the trading price of our Class A common stock to decline.
Our quarterly and annual operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Period-to-period variability or unpredictability of our results could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline significantly, and we could face litigation, including securities class action litigation.
We identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting may have a material and adverse effect on our business, operating results, financial condition and prospects.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with this Annual Report, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting, beginning as of this Annual Report. In connection with the preparation of our financial statements, material weaknesses in our internal control over financial reporting were identified as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management’s assessment of our internal control over financial reporting in connection with the audit of our December 31, 2021 financial statements and internal control over financial reporting identified that we did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. This resulted in ineffective general information technology controls over user access and change management within the general ledger and loan systems. The deficiencies also contributed to ineffective monitoring of consistent operation of internal control over financial reporting and ineffective evaluation of the reliability of information used in controls. The material weaknesses described above did not result in a misstatement to our annual consolidated financial statements for the year ended December 31, 2021. However, each of these material weaknesses could in the future result in a misstatement of our financial statement accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We have taken certain measures to remediate the material weaknesses described above, including the following: (1) investing in and continuing to hire additional finance, accounting and IT resources with appropriate knowledge and expertise to effectively operate financial reporting processes and internal controls, (2) enhancing risk assessment, including over source systems to identify the appropriate complement of controls to address access and other information technology specific risks, (3) designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience, including over segregation of duties and information technology solutions, (4) implementing and monitoring our approach to remediation of control activities, and (5) reporting regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies.

We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. These actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial reports. As a result, access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our Class A common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Also, the existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner, or at all. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.
If we fail to implement and maintain effective disclosure controls and procedures, we may not be able to meet applicable reporting requirements, which could materially and adversely affect us.
We are subject to the informational requirements of the Exchange Act and are required to file reports and other information with the SEC. As a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner. Any failure to maintain effective disclosure controls and procedures or to timely effect any necessary improvements thereto could cause us to fail to meet our reporting obligations (which could affect the listing of our Class A common stock on the NYSE). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation, and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the trading price of our Class A common stock.
General Risk Factors
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

From time to time, we have been, and may continue to be, involved in various legal proceedings, including, but not limited to, actions related to our lending and servicing practices as well as alleged violations of the local, state and federal laws to which our business is subject. See "Part I, Item 3 – Legal Proceedings.” Claims may be expensive to defend and may divert management’s time away from our operations, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, and the resolution of such matters may result in significant financial payments by, or penalties imposed upon, us, restrictions on our business and operations, or other remedies, in which case those litigation matters could have a material and adverse effect on our business, operating results, financial condition and prospects.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office is located in San Diego, California. In addition to our San Diego office, we operate from approximately 260 branch offices and 157 satellite offices located throughout the United States. We lease our principal executive office and each of our branch and satellite offices. The square footage of our principal executive office is 141,696 square feet and the average square footage of our branch and satellite offices is approximately 2,462 square feet and approximately 1,760 square feet, respectively.
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
See Note 17 Commitments and Contingencies - Legal in Part II, Item 8 for additional information.

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
Holders of Record
As of March 7, 2022, there were 20,723,912 issued and outstanding shares of our Class A common stock held by 18 stockholders of record, including Cede & Co., the nominee of the Depository Trust Company, and there were 40,333,019 issued and outstanding shares of our Class B common stock held by one stockholder of record. The number of record holders of our Class A common stock was determined from the records of our transfer agent and does not include beneficial owners of shares of our Class A common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends
On May 6, 2021 and November 4, 2021 our board of directors authorized and declared cash dividends (the "Special Dividends") of $1.00 per share to the holders of our Class A and Class B common stock. The Special Dividends were paid on May 28, 2021 and December 8, 2021 to holders of the Class A and Class B common stock of record as of the close of business on May 21, 2021, and November 22, 2021, respectively. The Company funded the Special Dividends from cash distributions of approximately $121.1 million by GMC to the Company.
The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors at such time. Further, our ability to declare dividends may be limited by restrictive covenants in connection with our indebtedness.
Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the year ended December 31, 2021 other than those that have been previously reported.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to highlight and supplement data and information presented elsewhere in this Annual Report, including the consolidated financial statements and related notes thereto included in Part II, Item 8. The following discussion includes forward-looking statements that reflect our plans, estimates and assumptions and involve numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A. Risk Factors” section of this Annual Report. See also “Cautionary Statement Regarding Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section.
Business and Executive Overview
We started our business in 1960 and are among the longest-operating seller servicers in the United States. We are a growth-oriented mortgage company that employs a relationship-based loan sourcing strategy to execute our mission of delivering the promise of homeownership in neighborhoods and communities across the United States. Our business model is centered on providing a personalized mortgage-borrowing experience that is delivered by our knowledgeable loan officers and supported by our diverse product offerings. Throughout these individualized interactions, we work to earn our clients’ trust and confidence as a financial partner that can help them find their way through life’s changes and build for the future. Through steady organic growth and a series of targeted acquisitions, we grew our annual origination volume from $1.4 billion for the year ended December 31, 2007 to $36.9 billion for the year ended December 31, 2021 and grew our servicing portfolio from $2.5 billion of UPB as of December 31, 2007 to $70.9 billion of UPB as of December 31, 2021. Unless otherwise indicated, the UPB of our servicing portfolio excludes any subserviced loans. The historical information below is provided to show compounded annual growth since 2007, when Guild Mortgage Company was purchased from its founder by a management-led partnership that included a majority investment from MCMI.

Guild's Annual Origination Volume
___________________________
(1)CAGR is equal to the compound annual growth rate of Guild’s annual origination volume for the year ended December 31, 2007 through the year ended December 31, 2021.

Servicing Portfolio Growth
(UPB as of period end)
Executive Summary
This executive summary highlights selected financial information that should be considered in the context of the additional discussions below.
•Originated $36.9 billion and $35.3 billion of mortgage loans for the years ended December 31, 2021 and 2020, respectively. Lower interest rates led to historically higher volumes across the industry throughout 2021 and 2020.
•Servicing portfolio as of December 31, 2021 was $70.9 billion of UPB compared to $60.0 billion of UPB as of December 31, 2020, with the average size of the portfolio increasing 19.8%% over that time.
•Generated $283.8 million and $370.6 million of net income for the years ended December 31, 2021 and 2020, respectively.
•Generated $258.5 million and $523.8 million of Adjusted Net Income for the years ended December 31, 2021 and 2020, respectively.
•Generated $366.2 million and $714.3 million of Adjusted EBITDA for the years ended December 31, 2021 and 2020, respectively.
Please see “—Non-GAAP Financial Measures” for further information regarding our use of the non-GAAP measures Adjusted Net Income and Adjusted EBITDA and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The decreases in net income, Adjusted Net Income and Adjusted EBITDA for the year ended December 31, 2021 compared to December 31, 2020 were primarily due to a decrease in loan origination fees and gain on sale of loans, net of $279.4 million. This decrease was primarily driven by a decrease in gain on sale margins on originated loans of 98 basis points or 19.6% for the year ended December 31, 2021 compared to December 31, 2020. While low interest rates and increased demand for mortgage financing characterized each of the years ended December 31, 2021 and 2020, capacity constraints in the mortgage origination market were more pronounced during the year ended December 31, 2020 compared to the year ended December 31, 2021, leading to higher gain on sale margins during the year ended December 31, 2020. Margins may continue to decrease in the future due to increasing competition among mortgage providers which has placed additional pressure on pricing, but such changes will depend on future market demand, capacity and other macroeconomic factors.

The decrease in net income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was partly offset by a decrease in the loss related to the fair value of our MSRs, which was $101.6 million and $296.3 million for the years ended December 31, 2021 and 2020, respectively. The fair value of our MSRs is affected by changes in mortgage rates. Declines in average mortgage rates generally results in higher prepayment speeds and a subsequent downward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio. However, when rates decline, our origination volume generally increases as refinance opportunities increase.

According to the Mortgage Finance Forecast from the Mortgage Bankers Association (the “MBA Mortgage Finance Forecast”), average 30-year mortgage rates increased by 30 basis points during the year ended December 31, 2021 and decreased by 90 basis points for the year ended December 31, 2020. Although interest rates increased during the year ended December 31, 2021 this increase was mostly during the fourth quarter. As such, there was still a high volume of refinance activity throughout 2021 which resulted in a downward adjustment to the fair value of our MSRs during 2021. This was partially offset by a decrease in prepayment speeds, which resulted in an increase to the fair value of our MSRs due to model inputs and assumptions.

Management believes that maintaining both an origination segment and a servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, compared to other industry participants that predominately focus on either origination or servicing, instead of both. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. During the year ended December 31, 2021, we had a 32% purchase recapture rate, a 63% refinance recapture rate and a 58% overall recapture rate, compared to 26%, 66% and 60%, respectively, for the year ended December 31, 2020. Recapture rate is calculated as the UPB of our clients that originated a new mortgage with us in a given period, divided by the UPB of our clients that paid off their existing mortgage and originated a new mortgage in the same period. Purchase recapture is calculated based on those clients who originate a new mortgage for the purchase of a home, and refinance recapture is calculated based on those clients who originate a new mortgage to refinance an existing mortgage. Overall recapture rate is calculated as the total of our clients that originate a new mortgage with us divided by the total of our clients that paid off their existing mortgage and originated a new mortgage. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons.
Recent Developments

Market and Economic Overview

The Federal Reserve announced in December 2021 their intention to begin raising interest rates in 2022 and have forecasted rate hikes in 2023. We are closely monitoring interest rate movements and anticipate the increases in mortgage interest rates will lead to fewer refinancings and lower prepayment activity in 2022. The Mortgage Bankers Association forecasted mortgage originations for purchases to grow 8% in 2022, to a record of $1.77 trillion and they are predicting refinance originations to slow in 2022, decreasing by 63% to $861 billion from $2.35 trillion in 2021.

Supply chain challenges, including higher costs and delivery delays in building materials, and a tightening labor market continue to impact housing starts. We expect with the limited supply of inventory for both new and existing homes we may experience lower origination in future periods. We continue to experience intense competition in the housing and mortgage markets, and we expect this competition will continue to put pressure on gain on sale margins and profitability.

Acquisition of RMS

On July 1, 2021, we completed our acquisition of RMS, which expanded our local presence in the Northeast. The acquisition was funded with a combination of $185.8 million in cash and the issuance of 996,644 shares of our Class A Common stock. See Note 3 - Acquisition in Part II, Item 8 for additional information.

Since the acquisition date our business has increased and we are integrating RMS with our ongoing operations. The integration of RMS' operations is ongoing and is expected to be substantially complete by the end of the first quarter of 2022 and we expect to incur acquisition and integration-related costs throughout the process. Going forward, we expect to realize cost synergies through integration.

COVID-19 Pandemic
Business Operations and Liquidity
We continue to closely monitor the economic impact resulting from the COVID-19 pandemic. Although we experienced record origination volume and increased profit margins in our origination segment during the year ended December 31, 2021 and 2020, the COVID-19 pandemic has had a slight negative impact on the financial results of our servicing segment. The federal government enacted the CARES Act, which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. In February 2021, FHFA, HUD, the VA, and the USDA announced an extension of the forbearance period of three to six months depending on the loan type. In June 2021, the CFPB finalized a rule that effectively prohibited foreclosures before January 1, 2022, with certain limited exceptions. The final rule became effective on August 31, 2021. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we may experience increases in our foreclosure loss expenses in the future, depending on future delinquency rates in our servicing portfolio. As of December 31, 2021 the 60-plus day delinquency rate on our servicing portfolio was 1.9%, compared to a 60-plus day delinquency rate of 3.5% as of December 31, 2020.
If we were to experience an increased delinquency rate on our servicing portfolio we may be required to finance substantial amounts of advances of principal and interest, property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. Although we have decreased our foreclosure loss reserve due to the decrease in the delinquency rate during the year ended December 31, 2021, this is partially offset by an increase in our estimated per-loan losses due to expected longer foreclosure times as described further below. These advances and payments, coupled with increased servicing costs and lower servicing revenue, have negatively affected and we expect will continue to negatively affect our cash position. We continuously monitor the requirements around these advances and how, if at all, they impact our liquidity. Additionally, we were prohibited through December 31, 2021 from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings. As a result, the effects of the CARES Act forbearance requirements and the subsequent federal forbearance programs reduced our servicing income and increased our servicing expenses.
As of January 31, 2022, approximately 1.1% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 1.3%, as reported by the Mortgage Bankers Association and, as of December 31, 2021, approximately 1.1% of the loans in our servicing portfolio had elected the forbearance option compared to the industry average of 1.4%, as reported by the Mortgage Bankers Association. Of the 1.1% of the loans in our servicing portfolio that had elected forbearance as of January 31, 2022, approximately 11.1% remained current on their January payments and, of the 1.1% of the loans in our servicing portfolio that had elected forbearance as of December 31, 2021, approximately 9.8% remained current on their December payments. We believe our portfolio has performed better than the industry average because of our in-house servicing capabilities and timely response to the COVID-19 pandemic and that our performance is a testament to the strength of our client relationships. Our in-house servicing team and local loan officers continue to work with our clients to understand forbearance plans and determine the best paths forward for their unique circumstances. By maintaining relationships with our clients throughout the loan lifecycle, and supporting our clients during times of uncertainty, we position ourselves to capture future business.
Servicing Portfolio Forbearance
(as of period end)

Source: Mortgage Bankers Association.

Increased Liquidity
During 2021, we added one additional loan funding facility with a total facility size of $250.0 million. Effective July 1, 2021, we completed our acquisition of RMS. RMS had approximately $400.0 million of warehouse lines of credit outstanding, which were recognized at the date of acquisition at fair value with no change in terms. As of December 31, 2021, the aggregate available amount under our loan facilities was approximately $3.5 billion. See “—Liquidity, Capital Resources and Cash Flows” for further information regarding our funding facilities.

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
•Changes in the fair value of IRLC and MLHS — When the client accepts an interest rate lock, we record the estimated fair value of the loan. We also evaluate several factors to determine the likelihood of the loan closing and discount the value of any interest rate lock commitments we consider having a lower probability of closing. The probability of the loan ultimately closing changes as the stage of the loan progresses from application to underwriting submission, loan approval and funding. Loans that close and are held for sale are commonly referred to as mortgage loans held for sale. MLHS are also recorded at fair value. We typically determine the fair value of our MLHS based on investor committed pricing; however, we determine the fair value of any MLHS that is not allocated to a commitment based on current delivery trade prices.
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
•Early pay-off fees – The amount of gain on sale premium received from the investors who purchase our loans that we must return to those investors when loans sold to them are repaid before a specified point in time.
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
Valuation adjustment of mortgage servicing rights — We have elected to recognize MSRs at fair value. This requires that we periodically reevaluate the valuation of our MSRs following our initial analysis at the time of sale. A third party conducts a monthly valuation of our MSRs, and we record any changes to the fair value of our MSRs that result from changes in valuation model inputs or assumptions and collections of servicing cash flows in accordance with such third-party analysis. Changes in the fair value of our MSRs result in an adjustment to the value of our MSRs. See “Critical Accounting Estimates—Mortgage Servicing Rights” for additional information regarding the valuation of our MSRs.
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
In addition, within general and administrative expense, we record any adjustments to the fair value of the contingent liabilities related to our completed acquisitions, commonly known as “earn-out payments.” These payments are estimated based on the present value of future cash flows during the earn-out period. The current earn-out periods for our acquisitions span from three to four years, and the earn-out periods for three of our acquisitions are still ongoing.
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
We use these key performance indicators to develop operational goals for managing our business. We believe that these key performance indicators provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects. Summary data for these key performance indicators is listed below. Please refer to “Results of Operations” for additional metrics that management reviews in conjunction with the consolidated financial statements.

	Year Ended December 31,		Change	% Change
($ and units in thousands)	2021	2020
Origination Data
$ Total in-house origination(1)	$36,808,682	$35,185,528	$1,623,154	4.6%
# Total in-house origination	124	125	(1)	(0.8)%
$ Retail in-house origination	$35,732,380	$34,277,631	$1,454,749	4.2%
# Retail in-house origination	119	121	(2)	(1.7)%
$ Retail brokered origination(2)	$110,101	$80,368	$29,733	37.0%
Total originations	$36,918,783	$35,265,896	$1,652,887	4.7%
Gain-on-sale margin (bps)(3)	402	500	(98)	(19.6)%
Gain-on-sale margin on pull-through adjusted locked volume (bps)(4)	417	449	(32)	(7.1)%
30-year conventional conforming par rate(5)	3.1%	2.8%	0.3%	10.7%
Servicing Data
UPB (period end)(6)	$70,938,588	$59,969,653	$10,968,935	18.3%
Loans serviced (period end)	301	271	30	11.1%
MSR multiple (period end)(7)	3.3	2.7	0.6	22.2%
Weighted average coupon rate	3.3%	3.6%	(0.3)%	(8.3)%
Loan payoffs(8)	$18,182,882	$19,605,379	$(1,422,497)	(7.3)%
Loan delinquency rate 60-plus days (period end)	1.9%	3.5%	(1.6)%	(45.7)%
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
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 91.5% and 87.8% as of December 31, 2021 and 2020, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume for the years ended December 31, 2021 and 2020, see “—Results of Operations for the Years Ended December 31, 2021 and 2020—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Excludes subserviced portfolios of $844.6 million as of December 31, 2020. During 2021, we sold our subservicing portfolios.
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
Adjusted Net Income. We define Adjusted Net Income as earnings attributable to Guild before the change in the fair value measurements related to our MSRs, contingent liabilities related to completed acquisitions due to changes in valuation assumptions, amortization of acquired intangible assets and stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted Net Income is also adjusted by applying an implied tax effect to these adjustments. In addition we exclude the change in the fair value of MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA below because we believe this non-cash, non-realized adjustment to net revenues is not indicative of our operating performance or results of operations but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of the Company’s MSRs from period to period.
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest (without adjustment for net warehouse interest related to loan fundings and payoff interest related to loan prepayments), taxes, depreciation and amortization and net income attributable to the non-controlling interest exclusive of any change in the fair value measurements of the MSRs due to valuation assumptions, contingent liabilities from business acquisitions and stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations.
Adjusted Return on Equity. We define Adjusted Return on Equity as annualized Adjusted Net Income as a percentage of average beginning and ending stockholders’ equity during the period.
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
Our non-GAAP financial measures are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss) or net income (loss) attributable to Guild, which are the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Net Income and Adjusted EBITDA, and Return on Equity, which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Return on Equity. These limitations include that these non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and may be reflected in the Company’s financial results for the foreseeable future. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

The following tables reconcile Adjusted Net Income and Adjusted EBITDA to net income attributable to Guild, net income and Adjusted Return on Equity to Return on Equity, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income Attributable to Guild to Adjusted Net Income	Year Ended December 31,
($ in thousands)	2021	2020
Net income attributable to Guild	$283,773	$370,577
Net income attributable to non-controlling interest	9	—
Net income	$283,782	$370,577
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(49,382)	171,565
Change in fair value of contingent liabilities due to acquisitions	4,957	31,705
Amortization of acquired intangible assets	3,975	—
Stock-based compensation	5,982	1,045
Tax impact of adjustments(1)	9,203	(51,079)
Adjusted Net Income	$258,517	$523,813
___________________________
(1)Implied tax rate used is 26.7% and 25.0% for the years ended December 31, 2021 and 2020, respectively.

Reconciliation of Net Income to Adjusted EBITDA	Year Ended December 31,
($ in thousands)	2021	2020
Net income	$283,782	$370,577
Add adjustments:
Interest expense on non-funding debt	6,180	8,417
Income tax expense	103,149	123,493
Depreciation and amortization	11,488	7,501
Change in fair value of MSRs due to model inputs and assumptions	(49,382)	171,565
Change in fair value of contingent liabilities due to acquisitions	4,957	31,705
Stock-based compensation	5,982	1,045
Adjusted EBITDA	$366,156	$714,303

Reconciliation of Return on Equity to Adjusted Return on Equity	Year Ended December 31,
($ in thousands, except where in percentages)	2021	2020
Numerator: Adjusted Net Income	$258,517	$523,813
Denominator: Average stockholders' equity	828,003	571,012
Adjusted Return on Equity	31.2%	91.7%
Return on Equity	34.3%	64.9%
The following table reconciles the valuation adjustment of mortgage servicing rights from the Company’s Consolidated Statements of Income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Year Ended December 31,
($ in thousands)	2021	2020
Valuation adjustment of mortgage servicing rights	$(101,572)	$(296,307)
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(150,954)	(124,742)
Change in fair value of MSRs due to model inputs and assumptions	$49,382	$(171,565)

Results of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statement of Operations	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$1,480,516	$1,759,871	$(279,355)	(15.9)%
Loan servicing and other fees	194,759	160,237	34,522	21.5%
Valuation adjustment of mortgage servicing rights	(101,572)	(296,307)	194,735	(65.7)%
Interest income	64,110	57,649	6,461	11.2%
Interest expense	(61,590)	(60,168)	(1,422)	2.4%
Other income, net	87	765	(678)	(88.6)%
Net revenue	1,576,310	1,622,047	(45,737)	(2.8)%
Expenses
Salaries, incentive compensation and benefits	1,019,790	953,758	66,032	6.9%
General and administrative	91,291	101,948	(10,657)	(10.5)%
Occupancy, equipment and communication	67,328	57,070	10,258	18.0%
Depreciation and amortization	11,488	7,501	3,987	53.2%
Provision for foreclosure losses	(518)	7,700	(8,218)	(106.7)%
Total expenses	1,189,379	1,127,977	61,402	5.4%
Income before income tax expense	386,931	494,070	(107,139)	(21.7)%
Income tax expense	103,149	123,493	(20,344)	(16.5)%
Net income	283,782	370,577	(86,795)	(23.4)%
Net income attributable to non-controlling interest	9	—	9	NM
Net income attributable to Guild	$283,773	$370,577	$(86,804)	(23.4)%
The decrease in net income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by decreased revenue from loan origination fees and gain on sale of loans. This decrease in gain on sale of loans was primarily due to a decrease in the secondary marketing spread because of greater competition within the mortgage industry and slightly higher interest rates. According to the MBA Mortgage Finance Forecast, average 30-year mortgage rates declined approximately 90 basis points during the year ended December 31, 2020, which led to an increase in refinance activity, and increased approximately 30 basis points during the year ended December 31, 2021, leading to slightly lower refinance activity. Refinance activity represented 58.8% of origination volume in the U.S. mortgage market during the year ended December 31, 2021 compared to 61.4% of origination volume during the year ended December 31, 2020, according to the MBA Mortgage Finance Forecast. As consumer demand for refinancing decreased, our gain on sale margins decreased. Our origination volume increased by $1.6 billion, or 4.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was attributable to the acquisition of RMS. Additionally, our income from loan servicing and other fees increased by $34.5 million or 21.5% for the year ended December 31, 2021 compared to the year ended December 31, 2020. We experienced a loss in our valuation adjustments of mortgage servicing rights for each of the years ended December 31, 2021 and 2020; however, this loss was lower in 2021 due to a gain of $49.4 million on the change in fair value of MSRs due to model inputs and assumptions as compared to a loss of $171.6 million in 2020. In an increasing mortgage interest rate environment, it is typical for us to experience upward MSR valuation adjustments due to the decreased likelihood of prepayments for the loans that still exist in our MSR portfolio. However, when rates increase, originations tend to decrease as refinance opportunities decrease.
Salaries, incentive compensation and benefits expense increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increased salaries. The increase in salaries was primarily due to an increase in the number of employees as a result of the RMS acquisition, as well as the full year impact of the employees we hired in 2020. General and administrative expense decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a downward adjustment to the fair value of the contingent liabilities related to our completed acquisitions. During the year ended December 31, 2021, we recorded $5.0 million of expense related to earn-out valuation adjustments compared to $31.7 million during the year ended December 31, 2020. Conversely, there was an increase in legal, accounting, and other costs related to becoming a public company. Occupancy, equipment and occupation expense increased primarily due to our expanded presence in the northeast United States with our recent acquisition of RMS.

Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The table below provides additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Gain on sale of loans	$1,190,807	$1,229,852	$(39,045)	(3.2)%
Loan origination fees	109,413	111,010	(1,597)	(1.4)%
Fair value of originated MSRs	319,072	308,042	11,030	3.6%
Fair value adjustment to MLHS and IRLCs	(170,720)	151,465	(322,185)	NM
Changes in fair value of forward commitments	42,033	(33,407)	75,440	NM
Provision for investor reserves	(10,089)	(7,091)	(2,998)	42.3%
Total loan origination fees and gain on sale of loans, net	$1,480,516	$1,759,871	$(279,355)	(15.9)%
The table below provides additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented.

	Year Ended December 31,
($ and units in thousands)	2021	2020	Change	% Change
Loan origination volume by type:
Conventional conforming	$25,305,881	$24,479,231	$826,650	3.4%
Government	8,526,290	8,340,279	186,011	2.2%
State housing	1,697,737	1,916,033	(218,296)	(11.4)%
Non-agency	1,278,774	449,985	828,789	184.2%
Total in-house originations(1)	$36,808,682	$35,185,528	$1,623,154	4.6%
Brokered loans	$110,101	$80,368	$29,733	37.0%
Total originations	$36,918,783	$35,265,896	$1,652,887	4.7%
In-house loans closed	124	125	(1)	(0.8)%
Average loan amount	$297	$281	$16	5.7%
Purchase	54.6%	46.2%	8.4%	18.2%
Refinance	45.4%	53.8%	(8.4)%	(15.6)%
Service retained(2)	84.1%	90.4%	(6.3)%	(7.0)%
Service released(3)	15.9%	9.6%	6.3%	65.6%
Gain-on-sale margin on originations (bps)(4)	402	500	(98)	(19.6)%
Total locked volume(5)	$38,833,082	$44,668,986	$(5,835,904)	(13.1)%
Pull-through adjusted lock volume(6)	$35,537,505	$39,200,359	$(3,662,854)	(9.3)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	417	449	(32)	(7.1)%
Weighted average loan-to-value	78.8%	79.9%	(1.1)%	(1.4)%
Weighted average credit score	742	747	(5)	(0.7)%
Weighted average note rate	3.1%	3.2%	(0.1)%	(3.1)%
Days application to close	52	51	1	2.0%
Days close to purchase by investors	16	15	1	6.7%
Purchase recapture rate	32.2%	25.8%	6.4%	24.8%
Refinance recapture rate	62.8%	65.6%	(2.8)%	(4.3)%
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
(6)Pull-through adjusted lock volume is equal to total locked volume multiplied by pull-through rates of 91.5% and 87.8% for the years ended December 31, 2021 and December 31, 2020, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
The decrease in total loan origination fees and gain on sale of loans, net for the year ended December 31, 2021 was primarily driven by a $170.7 million loss in the recorded fair value of our MLHS and IRLCs compared to a gain of $151.5 million in the recorded fair value for the year ended December 31, 2020. This was partially offset by an increase in loan sales of $3.2 billion or 9.4%. Total volume of IRLCs during the year ended December 31, 2021 was $38.8 billion compared to $44.7 billion for the year ended December 31, 2020. In 2020, interest rates decreased which led to significant increases in volume across the mortgage industry. This also led to capacity constraints amongst mortgagors and higher gain on sale margins. In 2021, volume across the industry began to decrease especially towards the end of the year. The capacity constraints amongst mortgagors started to diminish and, as a result, such companies started to lower their margins through pricing. This is reflective in our gain on sale decreasing from 500 basis points during the year ended December 31, 2020 to 402 basis points during the year ending December 31, 2021.
Loan Servicing and Other Fees
The table below provides additional details regarding our loan servicing and other fees for the periods presented.

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Servicing fee income	$189,097	$155,362	$33,735	21.7%
Other ancillary fees	5,997	5,659	338	6.0%
Loan modification fees	1,502	1,008	494	49.0%
Interest on impound accounts	(1,837)	(1,792)	(45)	2.5%
Total loan servicing and other fees	$194,759	$160,237	$34,522	21.5%

The table below provides additional details regarding our servicing portfolio composition and key performance indicators for the period presented.

	Year Ended December 31,
($ and units in thousands)	2021	2020	Change	% Change
Beginning UPB of servicing portfolio(1)	$59,969,653	$49,326,579	$10,643,074	21.6%
New UPB origination additions(2)	36,808,682	35,185,528	1,623,154	4.6%
Less:
UPB originations sold service released(3)	$5,621,708	$3,377,997	$2,243,711	66.4%
Loan payoffs	18,182,882	19,605,379	(1,422,497)	(7.3)%
Loan principal reductions	2,013,859	1,512,002	501,857	33.2%
Loan foreclosures	21,298	47,076	(25,778)	(54.8)%
Ending UPB of servicing portfolio	$70,938,588	$59,969,653	$10,968,935	18.3%
Average UPB of servicing portfolio	$65,454,121	$54,648,116	$10,806,005	19.8%
Weighted average servicing fee	0.30%	0.30%	—	0.0%
Weighted average coupon rate	3.3%	3.6%	(0.3)%	(8.3)%
Weighted average prepayment speed(4)	13.5%	18.8%	(5.3)%	(28.2)%
Weighted average credit score	734	730	4.0	0.5%
Weighted average loan age (in months)	20.8	23.1	(2.3)	(10.0)%
Weighted average loan-to-value	80.0%	82.1%	(2.1)%	(2.6)%
MSR multiple (period end)(5)	3.3	2.7	0.6	22.2%
Loans serviced (period end)	301	271	30.0	11.1%
Loans delinquent 60-plus days (period end)	5.7	10.0	(4.3)	(43.0)%
Loan delinquency rate 60-plus days (period end)	1.9%	3.5%	(1.6)%	(45.7)%
___________________________
(1)Excludes subserviced portfolios of $844.6 million at December 31, 2020. During 2021, we sold our subservicing portfolios.
(2)Includes all in-house loans originated in period, irrespective if it is eventually sold, service retained or service released.
(3)Represents loans sold for which we do not continue to act as the servicer of the loan.
(4)Represents the percentage of UPB that will pay off ahead of time in each period, calculated as an annual rate. This estimate is calculated by our third-party valuation provider.
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
Total loan servicing and other fees increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the 19.8% increase in our average servicing portfolio over the same time period and the increase in the number of loans serviced. The number of customers in our servicing portfolio who requested forbearance relief under the CARES Act steadily declined during 2021. As customers exited forbearance, we resumed collecting servicing fees and ancillary income from those customers.
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
MSR valuation adjustment	$(101,572)	$(296,307)	$194,735	(65.7)%
The fair value of our MSRs generally declines as interest rates decline and prepayments increase. Conversely, the fair value of our MSRs generally increases as interest rates increase and prepayments decrease. The valuation adjustments related to MSRs also include losses related to loan prepayments. During the year ended December 31, 2020, interest rates declined 90 basis points, which contributed to the higher valuation losses, as compared to the year ended December 31, 2021 when interest rates increased 30 basis points. However, the increase in the fair value of our MSRs from slightly higher interest rates was more than offset by high loan prepayments due to a low interest rate environment throughout the first three quarters of 2021, resulting in an overall decrease in the fair value of our MSRs during the year ended December 31, 2021. The fair value of our mortgage servicing rights asset was 95 basis points of our servicing portfolio at December 31, 2021 compared to 75 basis points at December 31, 2020.
Interest Income

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Interest income, funding	$55,395	$48,205	7,190	14.9%
Interest income earnings credit	3,044	3,292	(248)	(7.5)%
Wire transfer fees	5,671	6,152	(481)	(7.8)%
Total interest income	$64,110	$57,649	$6,461	11.2%
The increase in interest income, funding for the year ended December 31, 2021 compared to December 31, 2020 is primarily due to higher daily average loan balances in our mortgage loans held for sale and increases in origination volume.
Interest Expense

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Interest expense, funding facilities	$(33,182)	$(31,007)	(2,175)	7.0%
Interest expense, other financing	(7,415)	(9,441)	2,026	(21.5)%
Bank servicing charges	(11,205)	(8,559)	(2,646)	30.9%
Payoff interest expense	(9,691)	(10,352)	661	(6.4)%
Miscellaneous interest expense	(97)	(809)	712	(88.0)%
Total interest expense	$(61,590)	$(60,168)	$(1,422)	2.4%
The increase in interest expense, funding facilities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to increased borrowings on our warehouse lines of credit facilities to support our increased origination volume. The increase in bank servicing charges was due to higher facility fees associated with increasing our warehouse capacity along with additional fees incurred with our change in GNMA custodian during 2021. These increases were partly offset by a decrease in interest expense, other financing due to negotiating more favorable terms on our MSR notes payable.
Summary of Expenses

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Salaries, incentive compensation and benefits	$1,019,790	$953,758	$66,032	6.9%
General and administrative	91,291	101,948	(10,657)	(10.5)%
Occupancy, equipment and communication	67,328	57,070	10,258	18.0%
Depreciation and amortization	11,488	7,501	3,987	53.2%
Provision for foreclosure losses	(518)	7,700	(8,218)	(106.7)%
Total expenses	$1,189,379	$1,127,977	$61,402	5.4%

Salaries, Incentive Compensation and Benefits

Salaries, Incentive Compensation and Benefits	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Incentive compensation	$558,565	$558,240	$325	0.1%
Salaries	353,793	279,482	74,311	26.6%
Benefits	107,432	116,036	(8,604)	(7.4)%
Total salaries, incentive compensation and benefits expense	$1,019,790	$953,758	$66,032	6.9%
Salaries expense increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in the number of employees following the RMS acquisition and increased payments for variable bonus and overtime to support the increase in our servicing volume during the period. We also hired additional permanent and temporary employees throughout 2020.
Benefits expense decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a decrease in the fair value of the deferred compensation plan for certain executive employees of the Company of $26.1 million. Prior to becoming a public company, the fair value of the deferred compensation plan was based on the Company's net worth. Subsequent to becoming a public company, the fair value of the deferred compensation plan is based on investments held in money market funds, which did not experience a significant change during 2021. Additionally, employment taxes increased approximately $8.0 million and group health insurance and related employee benefits increased approximately $15.4 million due to increased headcount.
General and Administrative

General and Administrative Expense	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Contingent liability fair value adjustment	$4,957	$31,705	$(26,748)	(84.4)%
Professional fees	51,204	36,593	14,611	39.9%
Advertising and promotions	17,856	17,249	607	3.5%
Office supplies, travel and entertainment	10,976	8,553	2,423	28.3%
Miscellaneous	6,298	7,848	(1,550)	(19.8)%
Total general and administrative expense	$91,291	$101,948	$(10,657)	(10.5)%
The decrease to the contingent liability fair value adjustment for the year ended December 31, 2021 compared to the same period in 2020 was due to revisions made to the estimated fair value of earn-out obligations as well as the completion of the earn-out period for two of our acquisitions in 2020.
Professional fees increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to approximately $5.2 million in transaction costs in connection with the acquisition of RMS. Additionally, corporate liability insurance expenses increased $3.6 million for the year ended December 31, 2021, related to becoming a public company and we have incurred additional legal, accounting, and other costs related to becoming a public company.
Office supplies, travel and entertainment increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in the number of employees following the acquisition of RMS.
Miscellaneous expense decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a reduction in property inspection costs that are no longer required by certain investors.

Occupancy, Equipment and Communication

Occupancy, Equipment and Communication Expense	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Occupancy	$37,173	$34,082	$3,091	9.1%
Equipment	8,712	7,671	1,041	13.6%
Communication	21,443	15,317	6,126	40.0%
Total occupancy, equipment and communication expense	$67,328	$57,070	$10,258	18.0%
Occupancy costs generally consist of fixed costs and remain consistent except for any increases associated with new acquisitions, expansion into new territories and entry into new material building leases.

During the year ended December 31, 2021, equipment expense increased compared to the year ended December 31, 2020 due to additional costs for hardware and software licenses and costs for computer hardware to support additional headcount.

Communication expense increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to additional communication services incurred from the RMS acquisition as well as higher vendor costs to support additional headcount and overall increasing costs for technology services and products.
Depreciation and Amortization
Depreciation and amortization expense increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to $4.0 million in amortization expense related to intangible assets acquired in the RMS acquisition.
Provision for Foreclosure Losses
Although we have experienced a decrease in overall foreclosure starts and sales due to the CARES Act’s foreclosure moratorium and the federal government’s subsequent extension of its mortgage forbearance programs, once the moratorium has ended we anticipate an increase in the time needed to complete a foreclosure due to expected delays throughout the foreclosure process, which in turn increases our estimated per-loan losses. Our reserves decreased for the year ended December 31, 2021 due to decreases in delinquency rates of loans in our servicing portfolio and an increase in loan workouts completed through the year, partially offset by an increase in expected per-loan losses. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Segment Results for the Years Ended December 31, 2021 and 2020
Our operations are comprised of two distinct but related reportable segments that we refer to as our origination and servicing segments. We operate our origination segment from approximately 260 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. Although our origination and servicing segments are separated for this presentation, management sees the two segments as intricately related and interdependent. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and that, more importantly, our servicing segment positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.
We measure the performance of our segments primarily based on their net income (loss). We integrated RMS into our two existing reportable segments for the period after the close of the acquisition on July 1, 2021. Revenues and expenses from our acquisition of RMS are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for the years ended December 31, 2021 and 2020. These results do not include unallocated corporate costs. See Note 21 - Segments in Part II, Item 8 for additional information about our segments.

Origination

	Year Ended December 31,
($ and units in thousands)	2021	2020
Total in-house originations	$36,808,682	$35,185,528
Funded loans	124	125
Loan origination fees and gain on sale, net	$1,468,465	$1,753,517
Interest income	16,582	13,993
Other income, net	(4)	25
Net revenue	1,485,043	1,767,535
Salaries, incentive compensation and benefits	953,772	864,322
General and administrative	71,480	84,999
Occupancy, equipment and communication	57,718	48,233
Depreciation and amortization	9,319	4,644
Total expenses	1,092,289	1,002,198
Net income allocated to origination	$392,754	$765,337
The decrease in net income allocated to the origination segment for the year ended December 31, 2021 compared to December 31, 2020 was driven by a decrease in gain on sale of loans and an increase in salaries, incentive compensation and benefits as described further below. Additionally, while lower interest rates contributed to an increase in loan sales of $3.2 billion during the year ended December 31, 2021 compared to the same period in 2020, gain on sale margins decreased 98 basis points or 19.6% for the same time period. In comparison, capacity constraints in the mortgage origination market led to higher gain on sale margins in 2020.
Salaries, incentive compensation and benefits expense increased for the year ended December 31, 2021 compared to the same period in 2020 due to increased salaries and benefits expense from hiring additional employees in connection with the acquisition of RMS. We also hired additional employees throughout 2020 to support the increase in our origination volume; therefore, the full effect of these additional salaries is reflected during 2021.
General and administrative expense decreased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to a $26.7 million decrease in the adjustment to the fair value of the contingent liabilities related to our acquisitions, offset by an increase in production technology expenses due to continued investment in our technology resources and additional costs incurred related to the integration of RMS.

Servicing

	Year Ended December 31,
($ and units in thousands)	2021	2020
UPB of servicing portfolio (period end)	$70,938,588	$59,969,653
Loans serviced (period end)	301	271
Loan servicing and other fees	$194,759	$160,237
Loan origination fees and gain on sale, net	12,051	6,354
Other income, net	110	133
Total revenue	206,920	166,724
Valuation adjustment of MSRs	(101,572)	(296,307)
Interest expense	(7,882)	(8,068)
Net revenue	97,466	(137,651)
Salaries, incentive compensation and benefits	27,697	25,075
General and administrative	9,722	9,270
Occupancy, equipment and communication	4,196	3,524
Depreciation and amortization	742	777
Provision for foreclosure losses	(518)	7,700
Total expenses	41,839	46,346
Net income (loss) allocated to servicing	$55,627	$(183,997)
We recorded a $101.6 million downward adjustment to the fair value of our MSRs, compared to a $296.3 million downward adjustment for the same time period in 2020. See discussion above under "Valuation Adjustment of Mortgage Servicing Rights". This resulted in an improvement to net revenue and net income for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Loan servicing and other fees increased due to the increase in our UPB of our servicing portfolio throughout 2021.
Salaries, incentive compensation and benefits increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to our hiring of additional employees throughout 2020 to support the increase in our servicing volume and those clients electing to accept forbearance relief under the CARES Act.
During the fourth quarter of 2020, we increased our provision for foreclosure losses in anticipation of increased foreclosures in 2021 from COVID 19. The delinquency rate decreased during the year ended December 31, 2021; therefore, we have decreased our provision for foreclosure losses accordingly.
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
Historically, our primary uses of funds have included:
•cash flows from our operations, including but not limited to:
◦origination of MLHS;
◦payment of interest expense; and
◦payment of operating expenses, including personnel costs and IT infrastructure;

•repayments on warehouse lines of credit;
•distributions to shareholders prior to our IPO; and
•acquisitions of other mortgage businesses.
We are also subject to contingencies which may have a significant effect on the use of our cash. We believe that our cash flows from operations and other available sources of liquidity will be sufficient to fund our operations and meet our material cash requirements for the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our loan funding facilities.
Debt Obligations
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities. Given the uncertainty in the financial markets, our future ability to borrow money to fund our current and future loan production and other cash needs is unknown. Our mortgage origination liquidity could also be affected if our lenders curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. In addition, we may be required to use significant amounts of cash to fund advances for loans subject to forbearance requirements or that are delinquent.
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
As discussed in Note 12, Warehouse Lines of Credit to the consolidated financial statements included in Part II, Item 8, as of December 31, 2021, we had twelve different loan funding facilities in different amounts and with various maturities. As of December 31, 2021, the aggregate available amount under our loan facilities was approximately $3.5 billion, with combined outstanding balances of approximately $1.9 billion.
As discussed in Note 13, Notes Payable to the consolidated financial statements included in Part II, Item 8, as of December 31, 2021, we had three different MSR notes payable in different amounts with different maturities. As of December 31, 2021, the aggregate available amount under our MSR notes payable was $440.0 million, with combined outstanding balances of $250.0 million and unutilized capacity of $61.1 million, based on total committed amounts and our borrowing base limitations. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of December 31, 2021, we had posted $46.7 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We also have an early buyout facility which is included in our warehouse lines of credit. This facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, at December 31, 2021, the outstanding balance on the facility was $33.5 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of December 31, 2021 and December 31, 2020.
Our debt obligations are summarized below by facility as of December 31, 2021:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$472,646	$800,000	(1)	January 2023
	147,750	250,000		August 2022
	295,444	500,000	(2)	February 2022
	146,182	200,000		June 2022
	133,772	300,000		September 2022
	377,416	500,000	(3)	July 2022
	117,935	200,000		April 2022
	136,173	250,000	(4)	N/A
	26,947	200,000	(5)	January 2022
	35,099	110,000	(6)	N/A
	5,727	75,000	(7)	March 2022
	33,452	75,000	(8)	March 2025
MSR notes payable	125,000	175,000	(9)	March 2024
	60,000	200,000	(10)	June 2022
	65,000	65,000		July 2022
___________________________
(1)Subsequent to December 31, 2021, this facility was reduced to $600.0 million.
(2)Subsequent to December 31, 2021, this facility was extended to March 2022 and is anticipated to undergo a full renewal at that time.
(3)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.
(4)This facility's maturity date is 30 days from written notice by either the financial institution or the Company.
(5)Subsequent to December 31, 2021, this facility matured and was not renewed.
(6)This facility agreement is due on demand. Subsequent to December 31, 2021, this facility was increased to $300.0 million.
(7)Subsequent to December 31, 2021, this facility was terminated.
(8)Each buyout transaction carries a maximum term of four years from the date of repurchase.
(9)Facility provides for committed amount of $125.0 million, which can be increased up to $175.0 million.
(10)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market which, in turn, could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of December 31, 2021 and December 31, 2020.
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
Cash Flows
Our cash flows are summarized below:

	Year Ended December 31,
($ in thousands)	2021	2020
Net cash provided by (used in) operating activities	$680,459	$(468,041)
Net cash used in investing activities	(104,660)	(18,025)
Net cash (used in) provided by financing activities	(667,312)	718,964
Net (decrease) increase in cash, cash equivalents and restricted cash	$(91,513)	$232,898
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Year Ended December 31,
($ in thousands)	2021	2020
Loans held for sale	$629,581	$(863,935)
Other operating sources	50,878	395,894
Net cash provided by (used in) operating activities	$680,459	$(468,041)
Cash provided by loans held for sale increased due to a larger increase in proceeds on sale and payments from mortgage loans held for sale compared to cash used for origination of mortgage loans held for sale. The decrease in cash provided by other operating sources was primarily due to increases in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of purchases of property and equipment and acquisitions. Cash used in investing activities increased for the year ended December 31, 2021 compared to the prior year period, which was primarily due to $100.2 million used to fund the acquisition of RMS, offset by decreases in cash used for purchases of property and equipment of $3.6 million and certain payments totaling $9.8 million made to Guild Mortgage Company LLC's former parent entity during the year ended December 31, 2020, prior to our restructuring and initial public offering.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the increase in loan origination volume.

	Year Ended December 31,
($ in thousands)	2021	2020
Warehouse lines of credit	$(648,222)	$841,178
Other financing sources	(19,090)	(122,214)
Net cash (used in) provided by financing activities	$(667,312)	$718,964
The decrease in cash provided by warehouse lines of credit was primarily due to higher net repayments on our warehouse lines of credit. Cash used in other financing sources decreased for the year ended December 31, 2021 compared to the same period in 2020, which was primarily driven by net borrowings of $104.3 million during the year ended December 31, 2021 compared to net repayments of $72.3 million during the year ended December 31, 2020 on our MSR notes payable and cash dividend payments of $121.1 million during 2021 compared to $37.2 million during 2020.
Material Cash Requirements
Our material cash requirements include servicing our debt obligations as described above and the following contractual obligations.
Repurchase and indemnification obligations
In the ordinary course of business, we are exposed to liability with respect to certain representations and warranties that we make to the investors who purchase the loans that we originate. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of these representations and warranties, or in the case of early payment defaults. In addition, in the event of an early payment default, we are contractually obligated to refund certain premiums paid to us by the investors who purchased the related loan. See Note 17, Commitments and Contingencies to the consolidated financial statements in Part II, Item 8.
Interest rate lock commitments, loan sale and forward commitments
We enter into IRLCs with clients who have applied for residential mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans, adjusted for pull-through, were approximately $2.2 billion and $4.5 billion as of December 31, 2021 and December 31, 2020, respectively.

Balance Sheet Analysis
The following is a summary of key balance sheet items as of the dates presented.

	December 31,
	2021	2020
($ in thousands)
Assets
Cash, cash equivalents and restricted cash	$248,120	$339,633
Mortgage loans held for sale	2,204,216	2,368,777
Mortgage servicing rights, net	675,340	446,998
GNMA loans subject to repurchase right	728,978	1,275,842
Other	526,550	386,837
Total assets	$4,383,204	$4,818,087
Liabilities and stockholders' equity
Warehouse lines of credit	$1,927,478	$2,143,443
Notes payable	250,227	145,750
GNMA loans subject to repurchase right	729,260	1,277,026
Deferred tax liability	142,245	89,370
Other	413,981	426,506
Total liabilities	3,463,191	4,082,095
Stockholders' equity	920,013	735,992
Total liabilities and stockholders' equity	$4,383,204	$4,818,087
Total assets decreased by $434.9 million primarily due to the decrease in GNMA loans subject to repurchase right of $546.9 million and an increase in MSRs of $228.3 million. The decrease in GNMA loans subject to repurchase right resulted from decreased delinquency on loans in forbearance under the CARES Act. As of December 31, 2021, approximately $331.0 million of our GNMA loans subject to repurchase right was related to loans in forbearance under the CARES Act. The increase in MSRs was primarily the result of favorable changes in the fair value due to changes in valuation model inputs or assumptions for December 2021 compared to December 2020. Other assets increased due to increases in goodwill and intangibles recorded in connection with the acquisition of RMS.
Total liabilities decreased by $618.9 million primarily due to a $216.0 million decrease in the balances under our warehouse lines of credit and a $547.8 million decrease in GNMA loans subject to repurchase right, partly offset by a $104.5 million increase in notes payable used to fund MSRs. The $547.8 million decrease in GNMA loans subject to repurchase right resulted from decreased delinquency on loans in forbearance under the CARES Act.
Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of these estimates significantly influence the portrayal of our financial condition and results, and they require us to make difficult, subjective or complex judgments. Although we believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements were appropriate given the circumstances at the time they were made, actual results could materially differ from those estimates. Our critical accounting estimates primarily relate to the fair value estimates of our MLHS, MSRs, IRLCs, forward delivery commitments and contingent liabilities due to acquisitions.
See Note 2, Fair Value Measurements to the consolidated financial statements included in Part II, Item 8 for additional information. Below is a summary of our assets recorded at fair value compared to our total assets and stockholders’ equity as of December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
		Percentage of			Percentage of
Level/Description ($ in thousands)	Carrying Value of Assets	Total Assets	Stockholders' Equity	Carrying Value of Assets	Total Assets	Stockholders' Equity
Level One: Prices determined using quote prices in active markets for identical assets or liabilities	$107	0%	0%	$78	0%	0%
Level Two: Prices determined using other significant observable inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us.	2,210,058	50%	240%	2,368,777	49%	322%
Level Three: Prices determined using significant unobservable inputs that reflect our judgements about the factors that market participants use in pricing an asset or liability and are based on the best information available in the circumstances.	697,459	16%	76%	577,336	12%	78%
Total assets measured at or based on fair value	2,907,624	66%	316%	2,946,191	61%	400%
Total assets	4,383,204			4,818,087
Total stockholders' equity	$920,013			$735,992
As shown above, our consolidated balance sheet is substantially comprised of assets that are measured at or based on their fair values. The increases in the percentage of assets carried at fair value compared to total assets from 2020 to 2021 is due to the increase in the fair value of MSRs of $228.3 million, offset by the decrease in the fair value of IRLCs of $108.2 million at December 31, 2021. The increase in the fair value of MSRs was primarily the result of $337.3 million in capitalized MSRs partially offset by $101.6 million from changes in fair value and $7.4 million decrease from the sale of servicing rights during the year ended December 31, 2021.
The fair value of our contingent liabilities due to acquisitions was $59.5 million and $18.1 million at December 31, 2021 and 2020, respectively. The increase in the fair value of the contingent consideration during the year ended December 31, 2021 was primarily due to our acquisition of RMS in July 2021. The percentage of contingent liabilities due to acquisitions was not material to our total liabilities or total stockholders' equity for the years ended December 31, 2021 and 2020.
We believe these critical accounting estimates are subject to uncertainty because of the difficulty in observing certain significant inputs affecting our fair value assets and liabilities. As a result, we are required to make subjective judgments regarding the fair values of these items. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs used in valuing these assets and liabilities and their fair values. Such differences may result in significantly different fair value measurements. Likewise, due to the general illiquidity of some of these assets, subsequent transactions with respect to them may be at values significantly different from those we record.
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

Mortgage Loans Held for Sale
MLHS are classified within Level Two of the valuation hierarchy because we determine their fair value based on secondary market pricing for loans with similar characteristics. We determine the fair value of our MLHS based on either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain other factors, including credit risk and the value attributable to the related servicing rights, (ii) our investors’ current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.
Mortgage Servicing Rights
MSRs are classified within Level Three of the valuation hierarchy because we determine their fair value based on unobservable inputs and because there is no active market for MSRs. To determine the fair value of our MSRs when they are created, we use our valuation model that calculates the present value of the future cash flows related to them. Our MSR valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds and default rates. A third party conducts a monthly valuation of our MSRs, and we record any changes to the fair value of our MSRs that result from changes in valuation model inputs or assumptions and collections of servicing cash flows in accordance with such third-party analysis and GAAP. Changes in economic and other relevant conditions could cause the assumptions used in valuing our MSRs, such as those with respect to prepayment speeds, to be incorrect and such changes could result in fluctuations in the recorded value of our MSRs. We provide more detailed information on our MSRs in Note 7, Mortgage Servicing Rights to the consolidated financial statements included in Part II, Item 8.
The following tables illustrate the impact of adverse and favorable changes on the prepayment speeds, discount rate and cost to service at two different data points at December 31, 2021:

Prepayment Speeds		Discount Rate		Cost to Service (per loan)
10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
$(35,704)	$(69,207)	$(23,135)	$(45,139)	$(7,875)	$(16,288)

Prepayment Speeds		Discount Rate		Cost to Service (per loan)
10% Favorable Change	20% Favorable Change	10% Favorable Change	20% Favorable Change	10% Favorable Change	20% Favorable Change
$39,880	$82,735	$26,067	$53,673	$8,949	$17,361
Interest Rate Lock Commitments
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
Our estimate of the probability that a loan will be funded and market interest rates are updated as the loans move through the funding or purchase process and as market interest rates change and may result in significant changes in our estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our loan origination fees and gain on sale of loans, net. The financial effects of changes in these inputs are generally inversely correlated. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the loan principal and interest payment cash flow component, which decreases in fair value.

We believe that the most significant Level Three input to the measurement of IRLCs is the pull-through rate. At December 31, 2021, we held $22.1 million of IRLC assets at fair value. The following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2021:

Change in input(1)	Effect on fair value of IRLC of a change in pull-through rate (in thousands)
(10)%	$(5,181)
(5)%	$(2,590)
5%	$2,246
10%	$3,546
___________________________
(1)The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rates.
Forward Delivery Commitments
Forward delivery commitments are classified within Level Two of the valuation hierarchy. We determine the fair value of our forward delivery commitments based upon the current agency mortgage-backed security market To-Be-Announced ("TBA") pricing specific to the related loan program, delivery coupon and delivery date of the trade. We also enter into best efforts sales commitments for certain loans at the time the borrower commitment is made. These best-efforts sales commitments are valued by comparing the committed price to the counterparty against the current market price of the IRLC or MLHS.
Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Significant estimates and assumptions that we must make in estimating the fair value of the intangible assets and goodwill we have acquired include future cash flows that we expect to generate from the acquired assets and discount rates. In addition, we have estimated the economic lives of certain acquired intangible assets and these lives are used to calculate amortization expense. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Contingent Liabilities Due to Acquisitions
Contingent liabilities due to acquisitions are classified within Level Three of the valuation hierarchy. The fair value of the contingent liabilities due to acquisitions in connection with our acquisitions were initially determined as of the acquisition dates using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate to adjust the probability-weighted cash flows to their present value. Subsequent to the acquisition dates, at each reporting period, the contingent liabilities due to acquisitions will be re-measured with changes recorded in general and administrative expense in the Consolidated Statements of Income. We engaged an independent, third-party valuation specialist to assist in determining the initial and subsequent fair value of the contingent consideration related to our acquisition of RMS during 2021. See Note 3, Acquisition to the consolidated financial statements included in Part II, Item 8 for additional information.
Recent Accounting Pronouncements
See Note 1 – Business, Basis of Presentation, and Accounting Policies to the consolidated financial statements included in Part II, Item 8 in this Annual Report for a discussion of recent accounting developments and their expected effects on Guild.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Guild Holdings Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guild Holdings Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of Mortgage Servicing Rights

As discussed in Notes 1, 2 and 7 to the consolidated financial statements, the fair value of the Company’s Mortgage Servicing Rights (MSRs) as of December 31, 2021 is $675.3M. The Company recognizes MSRs when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option with the changes in fair value being recorded in current period income. To determine the fair value of the MSR when created, the Company uses a third-party valuation firm and its valuation model that calculates the present value of future cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, float value, the inflation rate, estimated prepayment speeds, and default rates. These estimated cash flows are present valued using a discount rate which is reflective of the servicer’s required return on capital in addition to a premium for market liquidity, funding cost, and operational risk.

We identified the assessment of the fair value of the MSRs as a critical audit matter. A high degree of subjective and complex audit judgment was required, including the use of professionals with specialized skills and knowledge, to assess the estimated fair value of the MSRs. Specifically, the assessment encompassed the evaluation of the MSR valuation methodology, including the methods and models used to estimate the following key assumptions because they are unobservable and the sensitivity of changes to those assumptions have a significant effect on the valuation: (1) estimated prepayment speeds, (2) the cost of servicing, and (3) the discount rate. There was also a high degree of subjectivity and potential for management bias related to updates made to key assumptions due to changes in market conditions, mortgage interest rates, and servicing standards.
To address this critical audit matter, we evaluated the Company’s process to develop the fair value of the MSRs by testing certain sources of data and assumptions. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•assessing the design of the valuation model used to estimate the fair value of the MSRs in accordance with relevant U.S. generally accepted accounting principles
•evaluating the Company’s fair value of the MSRs by benchmarking the value against industry surveys and by performing trend analyses with market data
•assessing the key assumptions by benchmarking against ranges obtained from comparable entities and industry surveys
•determining an independent fair value range and evaluating the Company’s MSR value against that range

Initial fair value measurement of the contingent consideration liability and the acquired referral network intangible

As discussed in Note 3 to the consolidated financial statements, the Company applies certain methodologies that include estimates and assumptions to accurately measure initial fair value to the tangible and intangible assets acquired and liabilities assumed in a business combination. The Company completed its acquisition of Residential Mortgage Services Holdings, Inc. (the acquiree) on July 1, 2021 for total purchase consideration of $265.0 million. This acquisition resulted in the recognition of a contingent consideration liability of $64.0 million and a referral network intangible of $42.3 million.

We identified the evaluation of the initial fair value measurement of the contingent consideration liability and the referral network intangible as a critical audit matter. Evaluating the methodology used to measure the fair value of the contingent consideration liability and the referral network intangible, including the key assumptions and the inputs used to develop those key assumptions required a high degree of subjective auditor judgment, and the involvement of valuation professionals with specialized skills and knowledge. Specifically, key assumptions included estimated future revenues, volatility factors and discount rate for the contingent consideration liability and estimated future revenues, long-term growth rate, retention rate, contributory asset charges and discount rate for the referral network intangible. In addition, subjective auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the reasonableness of certain data and assumptions used to determine the valuation of the contingent consideration liability and the referral network intangible by evaluating the relevance and reliability of such data and assumptions and comparing to independent sources. We assessed estimated future revenues by evaluating the accuracy of projections made in previous periods. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the overall fair value methodologies used by the Company to estimate the fair value of the contingent consideration liability and the referral network intangible

•assessing the estimate of fair value for the contingent consideration liability by developing independent assumptions for the volatility factors and discount rate, utilizing market data

•re-creating management’s valuation of the referral network intangible and assessing whether the model includes all key elements of the model’s methodology

•assessing the estimate of fair value for the referral network intangible by 1) comparing the long-term growth rate to publicly available data, 2) recalculating the retention rate used in determining the expected economic life, and 3) developing independent assumptions for the contributory asset charges and discount rate, utilizing market data.

We also assessed the sufficiency of the audit evidence obtained related to the valuation of the     contingent consideration liability and the referral network intangible by evaluating the:

•cumulative results of the audit procedures

•qualitative aspects of the Company’s accounting practice

•potential bias in the accounting estimates.
/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Los Angeles, California
March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Guild Holdings Company:

Opinion on Internal Control Over Financial Reporting

We have audited Guild Holdings Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. This resulted in ineffective general information technology controls over user access and change management within the general ledger and loan systems. The deficiencies also contributed to ineffective monitoring of consistent operation of internal control over financial reporting and ineffective evaluation of the reliability of information used in controls. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls and general information technology controls were determined to exist throughout the Company’s financial reporting processes.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Residential Mortgage Services Holdings, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Residential Mortgage Services Holdings, Inc.’s internal control over financial reporting associated with approximately 5% of total assets and 7% of total net revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Residential Mortgage Services Holdings, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Los Angeles, California
March 11, 2022

GUILD HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$243,108	$334,623
Restricted cash	5,012	5,010
Mortgage loans held for sale	2,204,216	2,368,777
Ginnie Mae loans subject to repurchase right	728,978	1,275,842
Accounts and interest receivable	68,359	43,390
Derivative assets	27,961	130,338
Mortgage servicing rights, net	675,340	446,998
Intangible assets, net	41,025	—
Goodwill	175,144	62,834
Other assets	214,061	150,275
Total assets	$4,383,204	$4,818,087
Liabilities and stockholders’ equity
Warehouse lines of credit	$1,927,478	$2,143,443
Notes payable	250,227	145,750
Ginnie Mae loans subject to repurchase right	729,260	1,277,026
Accounts payable and accrued expenses	56,836	41,074
Accrued compensation and benefits	75,079	106,313
Investor reserves	18,437	14,535
Income taxes payable	—	19,454
Contingent liabilities due to acquisitions	59,500	18,094
Derivative liabilities	2,079	38,270
Operating lease liabilities	97,836	94,891
Note due to related party	2,614	4,639
Deferred compensation plan	101,600	89,236
Deferred tax liabilities	142,245	89,370
Total liabilities	3,463,191	4,082,095
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,723,912 and 19,666,981 shares issued and outstanding at December 31, 2021 and 2020, respectively	207	197
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at December 31, 2021 and 2020	403	403
Additional paid-in capital	42,175	18,035
Retained earnings	877,194	717,357
Non-controlling interest	34	—
Total stockholders’ equity	920,013	735,992
Total liabilities and stockholders’ equity	$4,383,204	4,818,087
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue
Loan origination fees and gain on sale of loans, net	$1,480,516	$1,759,871
Loan servicing and other fees	194,759	160,237
Valuation adjustment of mortgage servicing rights	(101,572)	(296,307)
Interest income	64,110	57,649
Interest expense	(61,590)	(60,168)
Other income, net	87	765
Net revenue	1,576,310	1,622,047
Expenses
Salaries, incentive compensation and benefits	1,019,790	953,758
General and administrative	91,291	101,948
Occupancy, equipment and communication	67,328	57,070
Depreciation and amortization	11,488	7,501
Provision for foreclosure losses	(518)	7,700
Total expenses	1,189,379	1,127,977
Income before income tax expense	386,931	494,070
Income tax expense	103,149	123,493
Net income	283,782	370,577
Net income attributable to non-controlling interest	9	—
Net income attributable to Guild	$283,773	$370,577

Net income per share attributable to Class A and Class B Common Stock:
Basic	$4.69	$6.18
Diluted	$4.67	$6.17
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,511	60,000
Diluted	60,825	60,056
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at 12/31/2019	—	$—	—	$—	928	$93	$21,992	$383,946	$—	$406,031
Common stock dividends ($40,050 per share)	—	—	—	—	—	—	—	(37,166)	—	(37,166)
Effect of reorganization transactions	—	—	—	—	(928)	(93)	93	—	—	—
Issuance of common stock	14,766,709	148	45,233,291	452	—	—	(600)	—	—	—
Conversion of Class B common stock	4,900,272	49	(4,900,272)	(49)	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(4,495)	—	—	(4,495)
Stock-based compensation	—	—	—	—	—	—	1,045	—	—	1,045
Net income	—	—	—	—	—	—	—	370,577	—	370,577
Balance at 12/31/2020	19,666,981	$197	40,333,019	$403	—	$—	$18,035	$717,357	$—	$735,992
Dividends paid on Class A and Class B common stock ($2.00 per share)	—	—	—	—	—	—	—	(121,057)	—	(121,057)
Dividend equivalents on unvested restricted stock units, net of forfeitures	—	—	—	—	—	—	2,879	(2,879)	—	—
Issuance of Class A shares for acquisition of RMS	996,644	10	—	—	—	—	15,279	—	—	15,289
Vesting of restricted stock units	60,287	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,982	—	—	5,982
Non-controlling interest contributions	—	—	—	—	—	—	—	—	25	25
Net income	—	—	—	—	—	—	—	283,773	9	283,782
Balance at 12/31/2021	20,723,912	$207	40,333,019	$403	$—	$—	$42,175	$877,194	$34	$920,013
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$283,782	$370,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,488	7,501
Valuation adjustment of mortgage servicing rights	101,572	296,307
Valuation adjustment of mortgage loans held for sale	67,773	(56,083)
Unrealized loss (gain) on derivatives	82,668	(77,009)
Amortization of right-of-use assets	21,705	18,599
Provision for investor reserves	10,089	7,091
(Relief) provision for foreclosure losses	(518)	7,700
Valuation adjustment of contingent liabilities due to acquisitions	4,957	31,705
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(1,289,465)	(1,323,482)
Deferred income taxes	36,644	3,092
Other	4,473	146
Benefit from investor reserves	(7,694)	(9,077)
Foreclosure loss reserve	(1,529)	(3,167)
Stock-based compensation	5,982	1,045
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(37,178,171)	(35,238,696)
Proceeds on sale of and payments from mortgage loans held for sale	39,029,444	35,754,326
Accounts and interest receivable	(21,819)	(13,312)
Other assets	(19,457)	(11,563)
Mortgage servicing rights	(325,099)	(324,903)
Accounts payable and accrued expenses	437	7,845
Accrued compensation and benefits	(42,862)	61,016
Income taxes	(54,260)	20,469
Contingent liability payments	(27,507)	(15,348)
Operating lease liabilities	(18,839)	(17,358)
Deferred compensation plan liability	6,494	34,044
Real estate owned, net	171	494
Net cash provided by (used in) operating activities	680,459	(468,041)
Cash flows from investing activities
Acquisition of business, net of cash acquired	(100,233)	—
Proceeds from the sale of property and equipment	178	35
Purchases of property and equipment	(4,605)	(8,233)
Payments made on behalf of affiliate	—	(9,827)
Net cash used in investing activities	(104,660)	(18,025)
Cash flows from financing activities
Borrowings on warehouse lines of credit	38,002,230	34,429,145
Repayments on warehouse lines of credit	(38,650,452)	(33,587,967)
Borrowings on MSR notes payable	108,500	67,000
Repayments on MSR notes payable	(4,250)	(139,250)
Contingent liability payments	—	(6,336)

Net change in notes payable	(2,308)	(1,967)
Payment of offering costs	—	(4,495)
Contribution from non-controlling interest	25	—
Dividends paid	(121,057)	(37,166)
Net cash (used in) provided by financing activities	(667,312)	718,964
(Decrease) increase in cash, cash equivalents and restricted cash	(91,513)	232,898
Cash, cash equivalents and restricted cash, beginning of year	339,633	106,735
Cash, cash equivalents and restricted cash, end of year	$248,120	$339,633
Supplemental information
Cash paid for interest, net	$46,326	$46,082
Cash paid for income taxes, net of refunds	$120,748	$49,508
Non-cash disclosures (See Note 20)
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except as otherwise indicated)
NOTE 1 - BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES
Organization
Guild Holdings Company (the “Company”, and together with its consolidated subsidiaries, “Guild”, “we”, “us”, “our”) was incorporated in Delaware on August 11, 2020 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of Guild Mortgage Company LLC (“GMC”) and its wholly owned subsidiaries. GMC was incorporated in California on August 10, 1960 and in October of 2020 was converted to a California limited liability company. On October 21, 2020 Guild completed its IPO.
The Company originates, sells, and services residential mortgage loans. The Company operates approximately 260 branches with licenses in 49 states and the District of Columbia. The Company’s residential mortgage originations are generated in 49 states from two channels of business: retail and correspondent. For the year ended December 31, 2021 the channel production was as follows: retail 97.1% and correspondent 2.9%. For the year ended December 31, 2020, the channel production was as follows: retail 97.4%, and correspondent 2.6%.
The Company is certified with the United States Department of Housing and Urban Development (“HUD”) and the Department of Veterans Affairs (“VA”) and operates as a Federal Housing Administration (“FHA”) non-supervised lender. In addition, the Company is an approved issuer with the Government National Mortgage Association (“GNMA”), as well as an approved seller and servicer with the Federal National Mortgage Association (“FNMA” or "Fannie Mae"), the Federal Home Loan Mortgage Corporation (“FHLMC” or "Freddie Mac") and the United States Department of Agriculture Rural Development (“USDA”).
Properties securing the mortgage loans in the Company’s servicing portfolio are geographically dispersed throughout the United States; however, at December 31, 2021, approximately 13.9% of such properties were located in California, 10.9% were located in Washington, and 10.3% were located in Texas. At December 31, 2020, approximately 15.1% of such properties were located in California, 11.4% were located in Washington, and 10.1% were located in Texas. Similarly, loan production in California, Washington and Oregon represented 15.6%, 13.4%, and 8.8%, respectively, of the Company’s total loan production in 2021. For the year ended December 31, 2020, California, Washington and Oregon represented 18.2%, 15.5%, and 9.9%, respectively, of the Company’s total loan production.
Principles of Consolidation
The Company's consolidated financial statements include the accounts of the Company, GMC and their consolidated subsidiaries and those variable interest entities ("VIE") where the Company is the primary beneficiary.
Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors.
The Company consolidates one VIE. At December 31, 2021, the VIE had minimal assets and liabilities.
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
Beginning in early 2020 and continuing through 2021, the coronavirus (“COVID-19”) pandemic, including the emergence of new variants and strains of COVID-19, has presented a substantial public health challenge throughout the United States. The Company remains fully functional in both its origination and servicing operations. The Company continues to monitor guidance published by the World Health Organization, Centers for Disease Control and Prevention, local and federal government agencies and the Mortgage Bankers Association and is in continual communication with its investors regarding the developments in the mortgage industry.

Revenue Recognition
Loan origination fees and gain on sale of loans, net — loan origination fees and gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium the Company receives in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and mortgage loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments (“IRLCs”), and (6) the fair value of originated mortgage servicing rights (“MSRs”). An estimate of the gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings. Included in gain on sale of loans, net is the fair value of originated MSRs, which represents the estimated fair value of MSRs related to loans which we have sold and retained the right to service. See Note 1 sections; Mortgage Loans Held for Sale, Mortgage Servicing Rights and Derivative Instruments, for more information related to fair value measurements of mortgage loans held for sale, the gain/(loss) on changes in the fair value of MSRs and the gain/(loss) on changes in the fair value of IRLCs, respectively. At December 31, 2021 and 2020, loan origination fees and gain on sale of loans were net of direct expenses of $252,302 and $266,451, respectively.
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
The following table summarizes the Company’s cash, cash equivalents and restricted cash at December 31, 2021 and 2020:

	2021	2020
Cash and cash equivalents	$243,108	$334,623
Restricted cash	5,012	5,010
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$248,120	$339,633
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

Forward commitments include To-Be-Announced mortgage-backed securities that have been aggregated at the counterparty level for presentation and disclosure purposes. Counterparty agreements contain a legal right to offset amounts due to and from the same counterparty under legally enforceable master netting agreements to settle with the same counterparty, on a net basis, as well as the right to obtain cash collateral. Forward commitments also include commitments to sell loans to counterparties and to purchase loans from counterparties at determined prices. See Notes 2 and 6 for additional information.
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
Acquisitions
When making an acquisition, the Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values under ASC 805, Business Combinations ("ASC 805"). Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and actual results may differ from expectations. The Company may record measurement period adjustments during the measurement period (one year from the acquisition date) that result from obtaining additional information about the facts and circumstances that existed as of the acquisition date. If this additional information had been known, it would have affected the accounting for the business combination as of the acquisition date.
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
The Company’s goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. Qualitative factors include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity and reporting-unit specific considerations. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than the carrying amount, or if significant adverse changes in our future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required.
The fair value of goodwill is determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value. See Note 10 – Goodwill and Intangibles for further information.
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
Leases
On January 1, 2020, the Company adopted Accounting Standards Codification 842, Leases, (Topic 842), using the optional transition method to the modified retrospective approach, which eliminated the requirement to restate the prior period financial statements.
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company elected the “package of practical expedients”, which permitted the Company to retain lease classification and initial direct costs for any identified leases that exist prior to adoption of Topic 842. Under this transition guidance, the Company also has not reassessed whether any existing contracts at January 1, 2020 are or contain leases and has carried forward its initial determination under legacy lease guidance. The Company has not elected to adopt the “hindsight” practical expedient, and therefore measured the right-of-use ("ROU") asset and lease liability using the remaining portion of the lease term at adoption on January 1, 2020.
The Company made an accounting policy election available under the new lease standard to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. For all other leases, the initial measurement of the ROU asset and lease liability is based on the present value of future lease payments over the lease term at the commencement date of the lease (or January 1, 2020 for existing leases upon the adoption of Topic 842). Lease payments may include fixed rent escalation clauses or payments that depend on an index or a rate (such as the consumer price index) measured using the index or applicable rate at lease commencement. Subsequent changes in the index or rate and any other variable payments, such as market-rate base rent adjustments, are recognized as variable lease expense in the period incurred. To determine the present value of lease payments, the Company uses its incremental borrowing rate, as the leases generally do not have a readily determinable implicit discount rate. The Company applies judgement in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral and the economic environment in determining the lease-specific incremental borrowing rate. The ROU assets are also adjusted for any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives.
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
The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments which are recognized as incurred. Short-term lease cost represents payments for leases with a lease term of twelve months or less, excluding leases with a term of one month or less.
Real Estate Owned

There are two types of REO properties held by the Company. The first is considered a traditional REO where the Company owns, markets, and sells the property. At the time of foreclosure, other real estate owned is recorded at the asset’s fair value less selling costs, which becomes the property’s new basis. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less selling costs. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are expensed as incurred. At December 31, 2021 and 2020, the Company had $0.2 million of traditional REOs.
The second type is foreclosed real estate securing GNMA loans in process of conveyance to HUD but insured by the FHA, where the Company is the controller of the deed for a period of time. For GNMA loans, the property becomes REO if not sold to a third party at its foreclosure sale. Both principal and debenture rate interest for government insured loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA. This is valued at the UPB of the loan, which is considered to be fair value, as HUD reimburses the Company for the UPB plus debenture rate interest and fees. The Company reserves for unreimbursed interest in excess of the debenture rate and fees as part of the foreclosure loss reserve. The total REO property that will be conveyed to HUD was valued at $0.3 million and $1.2 million at December 31, 2021 and 2020, respectively.
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
Advertising
Advertising is expensed as incurred and amounted to $12.9 million and $11.9 million for the years ended December 31, 2021 and 2020, respectively, and is included within general and administrative expenses in the Consolidated Statements of Income.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock units (“RSUs”) is based on the value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur and reverses previously recognized expense for the unvested portion of the forfeited shares. Stock-based compensation is included in salaries, incentive compensation and benefits. See Note 16 for additional information.
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

Common Stock Cash Dividend
The Company declared and paid dividends of $2.00 per share on its Class A and Class B common stock during 2021 totaling $121.1 million.
Non-vested RSUs under the 2020 Omnibus Incentive Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of shares of Class A common stock in the form of dividend equivalent units ("DEUs"). DEUs will be credited as additional RSUs on the dividend payment date and will vest on the same date as the underlying RSUs and are forfeited if the underlying RSUs forfeit prior to vesting. The number of additional RSUs credited will equal (1) the per share cash dividend amount, multiplied by (2) the number of RSUs, divided by (3) the fair market value of a share of Class A common stock on the last trading day before the date of the dividend payment, rounded up to the nearest whole number of RSUs.
In conjunction with the payment of Guild's dividends, Guild issued 193,130 DEUs to holders of RSUs. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and a credit to additional paid-in capital.
Offering Costs
The Company complies with the requirements of SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our IPO and were charged to stockholders’ equity upon the completion. Accordingly, offering costs totaling $4.5 million were charged to stockholders’ equity as of December 31, 2020.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Consolidated Balance Sheets. These accounts totaled $1.1 billion and $1.7 billion at December 31, 2021 and 2020, respectively.
Risks and Uncertainties
In the normal course of business, companies in the mortgage banking industry encounter certain economic, liquidity, and regulatory risks.
Economic risk includes interest rate risk and credit risk.
Interest rate risk
The Company’s mortgage loans held for sale, commitments to originate loans, and mortgage servicing rights are subject to interest rate risk. For mortgage loans held for sale and commitments to originate loans, to the extent that a rising interest rate environment exists, the Company may experience a decrease in loan production and decreases in value, which may negatively impact the Company’s operations. To mitigate this risk the Company uses hedging strategies designed to ensure any fluctuations in rates would not have a material impact on the Company’s financial position. For the Company’s mortgage servicing rights, to the extent that a declining interest rate environment exists, the Company may experience decreases in the fair value of the portfolio, which may negatively impact the Company’s financial position. For the years ended December 31, 2021 and 2020, the Company experienced a decline in the valuation of its MSR portfolio. Since the Company also has a large origination platform the Company believes it was able to mitigate this risk by recapturing a significant portion of the runoff through refinances.
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
The Company is also subject to counterparty credit risk in the event of contractual nonperformance by its trading counterparties to its various over-the-counter derivative financial instruments. The Company manages this credit risk by selecting only counterparties that it believes to be financially strong, spreading the credit risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2021 and 2020.
Liquidity risk
The Company encounters liquidity risk as the business requires substantial cash to support its operating activities. As a result, the Company is dependent on its lines of credit, and other financing facilities in order to finance its continued operations. If the Company’s principal lenders decided to terminate or not to renew these credit facilities with the Company, the loss of borrowing capacity could have an adverse impact on the Company’s financial statements unless the Company found a suitable alternative source. To mitigate this risk, the Company has multiple financing facilities with different lenders and varied maturity dates. Historically, the Company has not had a line of credit involuntarily terminated by a lender. The Company assesses market conditions and closely monitors and projects cash flows over multiple time periods to anticipate and mitigate liquidity risk.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This update provides guidance on accounting for a cloud computing arrangement that includes a license to internal-use software. This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract which would generally mean to expense the service as incurred. The Company adopted ASU 2018-15 on January 1, 2021 on a prospective basis and the adoption did not have a material impact on its financial statements.
Accounting Standards Issued but Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (" LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company is in the process of transitioning its funding facilities and financing facilities that utilize LIBOR as the reference rate. For contracts to which ASC Topic 470, Debt applies, we have applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. Of the contracts that have been adjusted for the new reference rate, there has not been a material impact on the consolidated financial statements. We expect to amend the remaining borrowings before the July 1, 2023 LIBOR cessation date.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At December 31, 2021 and 2020, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of December 31, 2021 and 2020, was 91.5% and 87.8%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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

Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At December 31, 2021 and 2020, the range of the risk adjusted discount rate was 15.0%% - 19.5%%, with a median of 19.1%%, and 15.0%% - 20.0%%, with a median of 15.0%%, respectively. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$107	$—	$—	$107
Derivative
Forward delivery commitments	—	5,842	—	5,842
Interest rate lock commitments	—	—	22,119	22,119
Mortgage loans held for sale	—	2,204,216	—	2,204,216
Mortgage servicing rights	—	—	675,340	675,340
Total assets at fair value	$107	$2,210,058	$697,459	$2,907,624
Liabilities:
Derivative
Forward delivery commitments	$—	$2,079	$—	$2,079
Contingent liabilities due to acquisitions	—	—	59,500	59,500
Total liabilities at fair value	$—	$2,079	$59,500	$61,579
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$78	$—	$—	$78
Derivative
Interest rate lock commitments	—	—	130,338	130,338
Mortgage loans held for sale	—	2,368,777	—	2,368,777
Mortgage servicing rights	—	—	446,998	446,998
Total assets at fair value	$78	$2,368,777	$577,336	$2,946,191
Liabilities:
Derivative
Forward delivery commitments	$—	$38,270	$—	$38,270
Contingent liabilities due to acquisitions	—	—	18,094	18,094
Total liabilities at fair value	$—	$38,270	$18,094	$56,364

The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the years ended:

	IRLCs	Contingent Liabilities
Balance at December 31, 2019	$19,922	$8,073
Net transfers and revaluation gains	110,416	—
Payments	—	(21,684)
Valuation adjustments	—	31,705
Balance at December 31, 2020	$130,338	$18,094
Net transfers and revaluation losses	(108,219)	—
Payments	—	(27,507)
Additions	—	63,956
Valuation adjustments	—	4,957
Balance at December 31, 2021	$22,119	$59,500
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the years ended December 31, 2021 and 2020.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At December 31, 2021 and 2020, the Company had the following financial asset measured at fair value on a non-recurring basis:
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
The following table summarizes the Company’s financial assets measured at fair value on a non-recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$728,978	$—	$728,978
Total assets at fair value	$—	$728,978	$—	$728,978
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$729,260	$—	$729,260
Total liabilities at fair value	$—	$729,260	$—	$729,260

The following table summarizes the Company’s financial assets measured at fair value on a non-recurring basis at December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$1,275,842	$—	$1,275,842
Total assets at fair value	$—	$1,275,842	$—	$1,275,842
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$1,277,026	$—	$1,277,026
Total liabilities at fair value	$—	$1,277,026	$—	$1,277,026
Fair Value Option
The following is the estimated fair value and unpaid principal balance of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at December 31, 2021	$2,204,216	$2,184,326	$19,890
Balance at December 31, 2020	$2,368,777	$2,293,895	$74,882
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
The acquisition was accounted for in accordance with ASC 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from RMS based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including final working capital adjustments and goodwill.
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
The fair value of the contingent consideration payments on the acquisition date was $64.0 million and was determined utilizing a Monte Carlo model based on estimated future revenues and volatility factors, among other variables and estimates, and has no maximum payment. The contingent consideration payments to the RMS shareholders are not capped; therefore there is no predetermined upper bound to the undiscounted range and an estimate of the range of outcomes cannot be estimated.
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
The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of the final purchase price allocation, primarily in the area of accounting for income taxes and therefore are subject to revisions that may result in adjustments to the values presented below:

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
The fair value of the Company's Class A common stock issued was determined based on the closing market price on June 30, 2021, the last trading day prior to the close of the acquisition.
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
The amount of RMS' net revenue and net income since the July 1, 2021 acquisition date, included in our Consolidated Statement of Income for the year ended December 31, 2021 were as follows:

Net revenue	$104,557
Net income	$12,804
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

	Year Ended December 31,
	2021	2020
Net revenues	$1,721,597	$1,961,288
Net income	$307,854	$467,121

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma net revenues and net income.
NOTE 4 - ACCOUNTS AND INTEREST RECEIVABLE
Accounts and interest receivable consisted of the following at December 31, 2021 and 2020:

	2021	2020
Trust advances	$43,660	$36,241
Foreclosure advances, net	19,311	2,894
Receivables related to loan sales	3,043	2,707
Other	2,345	1,548
Total accounts and interest receivable	$68,359	$43,390
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Balance — beginning of year	$12,402	$7,869
Utilization of foreclosure reserve	(1,529)	(3,167)
(Relief) provision for foreclosure losses	(518)	7,700
Balance — end of year	$10,355	$12,402
NOTE 5 - OTHER ASSETS
Other assets consisted of the following at December 31, 2021 and 2020:

	2021	2020
Prepaid expenses	$32,900	$16,652
Company owned life insurance	38,824	29,910
Property and equipment, net	15,834	14,773
Right-of-use assets	86,484	87,508
Income tax receivable	39,295	—
Real estate owned	471	1,354
Land	146	—
Trading securities	107	78
Total other assets	$214,061	$150,275
Property and equipment, net consisted of the following at December 31, 2021 and 2020:

	2021	2020
Computer equipment	$30,355	$22,946
Furniture and equipment	25,833	18,301
Leasehold improvements	16,214	12,307
Internal-use software in production	1,548	1,716
Internal-use software	8,557	5,639
Property and equipment, gross	82,507	60,909
Accumulated depreciation	(66,673)	(46,136)
Property and equipment, net	$15,834	$14,773
Depreciation and amortization expense for fixed assets was $7.5 million for the years ending December 31, 2021 and 2020.

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
Changes in the fair value of the Company's derivative financial instruments are as follows for the year ended December 31, 2021 and 2020:

	2021	2020
Unrealized loss (gain)	$(82,668)	$77,009
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at December 31, 2021 and 2020:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2021
IRLCs	$2,388,097	$22,119	$—
Forward commitments	$3,217,162	$5,842	$2,079
Balance at December 31, 2020
IRLCs	$5,151,179	$130,338	$—
Forward commitments	$5,480,491	$—	$38,270
The Company had an additional $654.0 million and $895.2 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting unpaid principal balance ("UPB") amounts allocated to them, at December 31, 2021 and 2020, respectively. The Company also had $767.5 million and $908.0 million in closed instruments not yet settled at December 31, 2021 and 2020, respectively. See Note 2 for fair value disclosure of the derivative instruments.
The following table presents the quantitative information about IRLCs and the fair value measurements as of December 31, 2021 and 2020:

	2021	2020
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (91.5%)	0% - 100% (87.8%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2021 and 2020.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
December 31, 2021
Forward delivery commitments	$7,541	$(1,699)	$5,842
Total assets	$7,541	$(1,699)	$5,842

Forward delivery commitments	$1,575	$(2,710)	$(1,135)
Best efforts sales commitments	(944)	—	(944)
Total liabilities	$631	$(2,710)	$(2,079)

December 31, 2020
Forward delivery commitments	$(54,419)	$4,825	$(49,594)
Best efforts sales commitments	(3,656)	—	(3,656)
Margin calls	14,980	—	14,980
Total liabilities	$(43,095)	$4,825	$(38,270)
NOTE 7 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Balance — beginning of year	$446,998	$418,402
MSRs originated and acquired through acquisitions	337,273	324,903
Sale of subserviced portfolio	(7,359)	—
Changes in fair value:
Due to collection/realization of cash flows	(150,954)	(124,742)
Due to changes in valuation model inputs or assumptions	49,382	(171,565)
Balance — end of year	$675,340	$446,998
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs as of December 31, 2021 and 2020:

	2021	2020
Unobservable Input	Range (Weighted Average)
Discount rate	9.3% - 15.5% (9.9%)	9.2% - 15.5% (10.0%)
Prepayment rate	7.3% - 29.5% (13.6%)	10.0% - 38.8% (18.2%)
Cost to service (per loan)	$71.9 - $247.6 ($91.4)	$71.0 - $409.4 ($92.5)
At December 31, 2021 and 2020, the MSRs had a weighted average life of approximately 5.9 years and 5.1 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Servicing fees from servicing portfolio	$189,097	$155,362
Late fees	5,429	5,229
Other ancillary servicing revenue	233	(354)
Total loan servicing and other fees	$194,759	$160,237

At December 31, 2021 and 2020, the unpaid principal balance of mortgage loans serviced totaled $70.9 billion and $60.8 billion, respectively. Conforming conventional loans serviced by the Company are sold to FNMA FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
The key assumptions used to estimate the fair value of MSRs are prepayment speeds, the discount rate and costs to service. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore, the estimated life of the MSRs and related cash flows decrease. Decreases in prepayment speeds generally have a positive effect on the value of MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease and therefore, the estimated life of the MSRs and related cash flows increase. Increases in the discount rate generally have an adverse effect on the value of the MSRs. The discount rate is risk adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), premium for market liquidity, and credit risk. A higher discount rate would indicate higher uncertainty of the future cash flows. Conversely, decreases in the discount rate generally have a positive effect on the value of the MSRs. Increases in the costs to service generally have an adverse effect on the value of the MSRs as an increase in costs to service would reduce the Company’s future net cash inflows from servicing a loan. Conversely, decreases in the costs to service generally have a positive effect on the value of the MSRs. MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties.
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at December 31, 2021 and 2020, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2021
Mortgage servicing rights	$(35,704)	$(69,207)	$(23,135)	$(45,139)	$(7,875)	$(16,288)
December 31, 2020
Mortgage servicing rights	$(36,117)	$(66,419)	$(18,638)	$(32,312)	$(10,334)	$(16,700)
NOTE 8 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 is set forth below:

	2021	2020
Balance at the beginning of period	$2,368,777	$1,504,842
Origination of mortgage loans held for sale	37,178,171	35,238,696
Proceeds on sale of payments from mortgage loans held for sale	(39,029,444)	(35,754,326)
Mortgage loans acquired (see Note 3)	465,020	—
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	1,289,465	1,323,482
Valuation adjustment of mortgage loans held for sale	(67,773)	56,083
Balance at the end of period	$2,204,216	$2,368,777
At December 31, 2021, mortgage loans held for sale included unpaid principal balances of the underlying loans of $2.2 billion and had a fair value of $2.2 billion. At December 31, 2020, mortgage loans held for sale included unpaid principal balances of the underlying loans of $2.3 billion and had a fair value of $2.4 billion.
NOTE 9 - LEASES
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
All leases recognized in our Consolidated Balance Sheets as of December 31, 2021 and 2020 are classified as operating leases, which include leases related to the asset classes reflected in the table below. ROU assets are included in Other assets in our Consolidated Balance Sheets.

	2021	2020
Office leases	$86,231	$87,063
Equipment	253	445
Total right-of-use assets	$86,484	$87,508

Office leases	$97,551	$94,410
Equipment	285	481
Total lease liability	$97,836	$94,891
The following table summarizes the components of our gross operating lease costs incurred during the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Operating lease cost	$25,311	$25,806
Short-term lease cost	2,334	1,974
Variable lease cost	3,821	3,105
Total lease cost	$31,466	$30,885
Our weighted-average lease term and discount rate used are as follows:

	December 31,
	2021	2020
Weighted-average lease term (years)	6.1	6.7
Weighted-average discount rate	3.8%	3.8%
The following table summarizes supplemental cash flow information related to operating leases:

	2021	2020
Cash paid for operating leases	$21,705	$24,565
Right-of-use assets obtained in exchange for new operating lease obligations	$18,839	$33,401
Minimum future commitments by year for our long-term operating leases as of December 31, 2021 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized in the balance sheet as follows:

Amount
2022	$26,092
2023	20,704
2024	14,784
2025	10,520
2026	8,309
Thereafter	29,160
Total future minimum lease payments	$109,569
Less: imputed interest	(11,733)
Total lease liabilities	$97,836
NOTE 10 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are presented in the following table:

Balance at December 31, 2019	$62,834
Balance at December 31, 2020	$62,834
Goodwill acquired (see Note 3)	112,310
Balance at December 31, 2021	$175,144
The Company conducted its annual goodwill impairment test during the fourth quarter of 2021 and determined that goodwill was not impaired. No impairment charge was recorded in 2020.

Intangible Assets

The following table presents our intangible assets, net as of December 31, 2021:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Referral network	$42,300	$3,525	$38,775	5.2
Non-compete agreements	2,700	450	2,250	0.2
	$45,000	$3,975	$41,025	5.3

Amortization expense related to intangible assets was $4.0 million for the year ended December 31, 2021.

As of December 31, 2021, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows:

Amount
2022	$7,950
2023	7,950
2024	7,500
2025	7,050
2026	7,050
Thereafter	3,525
$41,025
NOTE 11 - INVESTOR RESERVES
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
The activity of the investor reserves was as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Balance — beginning of year	14,535	16,521
Benefit from investor reserves	(7,694)	(9,077)
Investor reserves acquired from RMS	1,507	—
Provision for investor reserves charged to operations	10,089	7,091
Balance — end of year	18,437	14,535
NOTE 12 - WAREHOUSE LINES OF CREDIT

Warehouse lines of credit consisted of the following at December 31, 2021 and 2020. Changes subsequent to December 31, 2021 have been described in the notes referenced with the below table.

	Maturity as of December 31, 2021	2021	2020
$800 million master repurchase facility agreement(1)	January 2023	$472,646	$442,593
$250 million master repurchase facility agreement(2)	August 2022	147,750	148,011
$500 million master repurchase facility agreement(3)	February 2022	295,444	541,074
$200 million master repurchase facility agreement(4)	June 2022	146,182	187,214
$300 million master repurchase facility agreement(5)	September 2022	133,772	232,272
$500 million master repurchase facility agreement(6)	July 2022	377,416	464,355
$200 million master repurchase facility agreement(7)	April 2022	117,935	104,880
$250 million master repurchase facility agreement(8)	N/A	136,173	—
$75 million master repurchase facility agreement(9)	March 2025	33,452	25,185
$200 million master repurchase facility agreement(10)	January 2022	26,947	—
$110 million master repurchase facility agreement(11)	N/A	35,099	—
$75 million master repurchase facility agreement(12)	March 2022	5,727	—
		1,928,543	2,145,584
Prepaid commitment fees		(1,065)	(2,141)
Net warehouse lines of credit		$1,927,478	$2,143,443
______________________________
(1)The variable interest rate is calculated using a base rate tied to LIBOR, the Eurodollar, or an alternative base rate with a floor of 0.75%, plus the applicable interest rate margin. Subsequent to December 31, 2021, this facility was amended to calculate the variable interest rate using a base rate tied to Secured Overnight Financing Rate ("SOFR"), with no floor, and reduce the facility size to $600.0 million.
(2)The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $1.25 million.
(3)The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This facility requires a minimum deposit to $2.5 million. Subsequent to December 31, 2021, this facility was extended to March 2022 and is anticipated to undergo a full renewal at that time.
(4)The variable interest rate is calculated using a base rate plus LIBOR, with a floor of 0.375% plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000.
(5)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.40%, plus the applicable interest rate margin.
(6)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 0.50%, plus the applicable interest rate margin.
(7)The variable interest rate is calculated using a base rate tied to LIBOR with a floor of 1.0%, plus the applicable interest rate margin.
(8)This facility agreement was effective January 2021. The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This facility's maturity date is 30 days from written notice by either the financial institution or the Company.
(9)The interest rate on this facility is 3.375%. This facility was opened in 2019 and is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to four years.
(10)The variable interest rate is calculated as the greater of LIBOR or 0.75% LIBOR floor plus the applicable interest rate margin. Subsequent to December 31, 2021, this facility matured and was not renewed.
(11)This facility agreement is due on demand and the variable interest rate is calculated using a base rate tied to LIBOR plus the applicable interest rate margin. Subsequent to December 31, 2021, this facility was increased to $300.0 million with a variable interest rate calculated using a base rate SOFR with a floor of 0.75%.
(12)The variable interest rate is calculated as the greater of LIBOR or 0.75% LIBOR plus the applicable interest rate margin. Subsequent to December 31, 2021, this facility was terminated.

The weighted average interest rate for warehouse lines of credit was 2.4% and 2.5% at December 31, 2021 and 2020, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company intends to renew existing warehouse lines prior to expiration. If those lines are not renewed or replaced, that could have a negative impact on the Company’s ability to continue funding new loans. The Company had cash balances of $46.7 million and $15.6 million in its warehouse buy down accounts as offsets to certain lines of credit at December 31, 2021 and 2020, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum current ratio, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At December 31, 2021 and 2020, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (ASAP). The Company can elect to assign FNMA Mortgage Backed Security ("MBS") trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of December 31, 2021 and 2020.
NOTE 13 - NOTES PAYABLE
Revolving Notes
In January 2014, the Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate plus the applicable margin, with a floor of 4.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 70% of the available facility. In June 2020, the Company amended and restated the agreement and the revolving note was increased to a maximum committed amount of $135.0 million. The agreement also allows for the Company to increase the committed amount up to $200.0 million. The revolving note is currently scheduled to expire in June 2022. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At December 31, 2021 and 2020, the Company had $60.0 million and $45.0 million, respectively, in outstanding borrowings on this credit facility.
In July 2017, the Company entered into an agreement for a revolving note of up to $25.0 million from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. In July 2020, the Company amended the agreement by extending the expiration date to July 2021 and increasing the revolving note up to $65.0 million. In July 2021, the Company amended the agreement by extending the expiration date to July 2022. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate with a floor of 0.50% plus the applicable margin. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At December 31, 2021 and 2020, the Company had $65.0 million and $20.0 million, respectively, in outstanding borrowings on this credit facility.
Term Note
In January 2014, the Company entered into a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. In March 2021, the term note was amended and restated, at which time there was an outstanding amount of $76.5 million. The outstanding amount of $76.5 million was rolled into a new term note with a commitment of $125.0 million. The note allows for the committed amount to be increased to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures on March 25, 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee on the average unused balance, which is also paid quarterly. At December 31, 2021 and 2020, the Company had an outstanding balance of $125.0 million and $80.8 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of December 31, 2021 are as follows:

2022	$18,750
2023	25,000
2024	81,250
Total	$125,000
NOTE 14 - INCOME TAXES
The components of income tax expense were as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Current tax expense:
Federal	$48,368	$98,187
State	13,346	22,214
	$61,714	$120,401
Deferred tax expense:
Federal	$31,568	$2,190
State	9,867	902
	41,435	3,092
Income tax expense	$103,149	$123,493
The following table presents a reconciliation of the recorded income tax expense of continuing operations to the amount of taxes computed by applying the applicable federal statutory tax rate of 21.0% to income from continuing operations before income taxes, as of December 31, 2021 and 2020, respectively:

	2021		2020
	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$81,254	21.0%	$103,755	21.0%
State income taxes, net of federal tax benefit	19,449	5.0%	19,904	4.0%
Nondeductible compensation	2,092	0.5%	7,115	1.4%
Permanent items	789	0.2%	1,887	0.4%
Federal and state tax credits, net of federal tax benefit	(648)	(0.2)%	(536)	(0.1)%
Deferred compensation adjustment	—	—%	(8,834)	(1.8)%
Other, net	213	0.2%	202	—%
	$103,149	26.7%	$123,493	25.0%

The tax effects of significant temporary differences which gave rise to the Company’s deferred tax assets and liabilities are as follows at December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
Investor reserves	$8,979	$7,955
Intangible assets	—	7,494
Accrued compensation and benefits	3,249	3,705
Deferred compensation	16,522	13,277
Lease liability	24,727	23,440
Other accrued liabilities	195	1,240
Total deferred tax assets	$53,672	$57,111
Deferred tax liabilities:
Mortgage servicing rights	$(160,966)	$(98,660)
Intangible assets	(3,537)	—
Trading securities	(27)	(19)
Derivatives, net	(6,542)	(22,743)
Right-of-use assets	(22,642)	(23,127)
Property and equipment	(2,203)	(1,932)
Total deferred tax liabilities	(195,917)	(146,481)
Net deferred tax liabilities	$(142,245)	$(89,370)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities including the impact of available carryback and carryforward periods and projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. There are no valuation allowances on deferred tax assets as of December 31, 2021 or 2020.
At December 31, 2021 the Company had no federal or state net operating loss carryforwards or tax credit carryforwards.
The Company records interest related to unrecognized tax benefits in interest expense and records penalties as a component of income taxes. There are no unrecognized tax benefits as of December 31, 2021 or 2020, and there were no changes in unrecognized tax benefits during the year. The Company is required to analyze all open years, as defined by the statutes of limitations, for all major jurisdictions, which includes federal and state jurisdictions. The Company is no longer subject to federal examinations prior to 2018 tax year or for state examinations prior to 2017 tax year.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted. The CARES Act introduced a number of tax law changes intended to assist taxpayers impacted by COVID-19. On December 27, 2020, the Consolidated Appropriations Act, 2021 ("CAA, 2021") was enacted. Lastly, on March 11, 2021, the American Rescue Plan Act ("ARPA") was enacted. The CAA 2021 and ARPA continued to provide tax benefits and relief to taxpayers impacted by the ongoing COVID-19 pandemic. The Company examined the tax impacts from all three Acts and determined there is no material impact to the financial statements at December 31, 2021.
NOTE 15 - EARNINGS PER SHARE
Prior to its initial public offering ("IPO") in October 2020, the Guild Mortgage Company LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the user of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to October 22, 2020. The basic and diluted earnings per share for fiscal year 2020 only represent the period from October 22, 2020 to December 31, 2020.
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
The following table sets forth the components of basic and diluted earnings per share for the years ended December 31, 2021 and 2020:

	2021	2020
Net income attributable to Guild	$283,773	$370,577

Weighted-average shares outstanding, Class A Common Stock	20,178	19,387
Weighted-average shares outstanding, Class B Common Stock	40,333	40,613
Weighted-average shares outstanding - basic	60,511	60,000

Add dilutive effects of non-vested shares of restricted stock - Class A	314	56
Weighted-average shares outstanding - diluted	60,825	60,056

Basic earnings per share:
Class A and Class B Common Stock	$4.69	$6.18
Diluted earnings per share:
Class A and Class B Common Stock	$4.67	$6.17
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
As of December 31, 2021, there were approximately 3.9 million shares of common stock available to be granted under the 2020 Plan. The 2020 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.

Restricted Stock Units
RSUs were granted to employees and directors in connection with the IPO in October 2020. The RSUs granted to employees vest ratably over two to four years and the RSUs granted to directors vest on the first anniversary of the grant.
The following table shows a summary of the unvested restricted stock under the 2020 Plan as of December 31, 2021 as well as activity during the year:

	Weighted Average
	Number of Shares	Grant Date Fair Value
Restricted stock awards, unvested, December 31, 2020	1,440,334	$15.00
Granted	95,501	14.25
Dividend equivalent units granted	193,130	—
Vested	(60,287)	15.00
Forfeited	(82,731)	15.00
Restricted stock awards, unvested, December 31, 2021	1,585,947	$14.95
Compensation costs recognized for these restricted stock grants were approximately $6.0 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. The income tax benefit recognized related to this expense was approximately $1.0 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was approximately $14.8 million of unrecognized compensation costs related to these restricted stock grants which we expect to recognize over the next 2.8 years.
Defined Contribution Plan
The Company has a 401(k) profit sharing plan covering substantially all employees. Employees may contribute amounts subject to certain Internal Revenue Service and plan limitations. The Company may make discretionary matching and nonelective contributions. Upon completion of the RMS acquisition on July 1, 2021, employees of RMS were eligible to participate in the Company's 401(k) plan or continue participating in RMS’ plan with the future intent of merging into the Company's plan. For the years ended December 31, 2021 and 2020, the Company contributed $10.2 million and $7.6 million, respectively, for 401(k) contributions and related administrative expenses.
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
For the year ended December 31, 2020, the Company recognized $2.6 million as expense, which is included within salaries, incentive compensation and benefits in the Consolidated Statements of Income. In connection with the Company’s IPO, the GEARs Plans were terminated and frozen. The remaining liability under these plans was $3.5 million and recorded in accrued compensation and benefits in the Consolidated Balance Sheet at December 31, 2020. The liability was settled in October 2021 and the participants were paid in full.

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at December 31, 2021 and 2020 were approximately $2.4 billion and $5.2 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding interest rate lock commitments and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at December 31, 2021 and 2020 were approximately $3.2 billion and $5.5 billion, respectively.
Legal
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
U.S. ex rel. Dougherty v. Guild Mortgage Company, No. 16-cv-2909 (S.D. Cal.)
On May 18, 2016, the U.S. Department of Justice (“DOJ”), on behalf of HUD (together, the “government”), filed a Complaint-in-Intervention (“Intervention Complaint”) in a pending qui tam action against the Company under the False Claims Act (“FCA”), 31 U.S.C. §§ 3729-3733. The Intervention Complaint, filed in the U.S. District Court for the District of Columbia, alleges FCA violations in connection with the underwriting and origination of certain residential mortgage loans that the Company endorsed for FHA insurance. The Intervention Complaint alleges violations of Sections 3729 (a)(l)(A) and (B) of the FCA, breach of common law fiduciary duty, and breach of contract. The government’s claims arise from the Company’s origination of residential mortgage loans, which the Company subsequently endorsed for FHA insurance between January 1, 2006, and December 31, 2011.
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
NOTE 18 - RELATED PARTY TRANSACTIONS
On January 1, 2019, one of GMC’s executives retired, which triggered a repurchase of the executive’s membership interest in Guild Management, LLC, and a one-time payout of $2.0 million of deferred compensation. GMC’s former parent, Guild Investors, LLC, sold 13.7038 shares of GMC to the executive in exchange for the executive’s membership interest in Guild Management, LLC. The executive in turn sold the shares back to GMC in exchange for a promissory note of $8.0 million, which is payable over 16 quarters. During 2021 and 2020, the Company made payments of $2.1 million and $2.1 million, respectively, to the executive, and $2.6 million remained unpaid as of December 31, 2021.
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $84,482 and $78,064 as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company was in compliance with this requirement.
NOTE 20 - ADDITIONAL NON-CASH DISCLOSURES
For the years ended December 31, 2021 and 2020, the Company had the following non-cash transactions that are not included in the Consolidated Statements of Cash Flows.

	2021	2020
GNMA inventory obtained due to delinquent status of GNMA serviced loans	$419,820	$1,073,852
GNMA inventory removed from delinquent status	(752,534)	(137,843)
GNMA real estate owned resolved through finalized foreclosure sale (conveyed to HUD)	(1,183)	(7,984)
Reduction in GNMA inventory due to loan removal from pool	(213,869)	(63,489)
Net (decrease) increase of GNMA payable due to receipt or resolution of GNMA inventory and GNMA real estate owned	$(547,766)	$864,536
GNMA real estate owned obtained through foreclosure sale of GNMA serviced loans	$282	$1,022
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of December 31, 2021 the Company serviced at least one loan in forty-nine different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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
The following table presents the financial performance and results by segment for the year ended December 31, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$1,468,465	$12,051	$1,480,516	$—	$1,480,516
Loan servicing and other fees	—	194,759	194,759	—	194,759
Valuation adjustment of mortgage servicing rights	—	(101,572)	(101,572)	—	(101,572)
Interest income (expense)	16,582	(7,882)	8,700	(6,180)	2,520
Other income, net	(4)	110	106	(19)	87
Net revenue	1,485,043	97,466	1,582,509	(6,199)	1,576,310
Expenses
Salaries, incentive compensation and benefits	953,772	27,697	981,469	38,321	1,019,790
General and administrative	71,480	9,722	81,202	10,089	91,291
Occupancy, equipment and communication	57,718	4,196	61,914	5,414	67,328
Depreciation and amortization	9,319	742	10,061	1,427	11,488
Provision for foreclosure losses	—	(518)	(518)	—	(518)
Income tax expense	—	—	—	103,149	103,149
Net income (loss)	$392,754	$55,627	$448,381	$(164,599)	$283,782

The following table presents the financial performance and results by segment for the year ended December 31, 2020:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$1,753,517	$6,354	$1,759,871	$—	$1,759,871
Loan servicing and other fees	—	160,237	160,237	—	160,237
Valuation adjustment of mortgage servicing rights	—	(296,307)	(296,307)	—	(296,307)
Interest income (expense)	13,993	(8,068)	5,925	(8,444)	(2,519)
Other income, net	25	133	158	607	765
Net revenue	1,767,535	(137,651)	1,629,884	(7,837)	1,622,047
Expenses
Salaries, incentive compensation and benefits	864,322	25,075	889,397	64,361	953,758
General and administrative	84,999	9,270	94,269	7,679	101,948
Occupancy, equipment and communication	48,233	3,524	51,757	5,313	57,070
Depreciation and amortization	4,644	777	5,421	2,080	7,501
Provision for foreclosure losses	—	7,700	7,700	—	7,700
Income tax expense	—	—	—	123,493	123,493
Net income (loss)	$765,337	$(183,997)	$581,340	$(210,763)	$370,577

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer (“certifying officers”), as appropriate to allow timely decisions regarding required disclosure. Our management, including our certifying officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Our certifying officers, with the participation of our management, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, and as described below under “Management’s Report on Internal Control Over Financial Reporting,” management has identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Due to these material weaknesses, our certifying officers have concluded that, our disclosure controls and procedures were not effective as of December 31, 2021. Notwithstanding the existence of these material weaknesses described below, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented in accordance with United States generally accepted accounting principles.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2021, our management, including the certifying officers, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting based on the framework established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021, due to the material weaknesses in internal control over financial reporting, described below.
The Company did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. This resulted in ineffective general information technology controls over user access and change management within the general ledger and loan systems. The deficiencies also contributed to ineffective monitoring of consistent operation of internal control over financial reporting and ineffective evaluation of the reliability of information used in controls. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls and general information technology controls were determined to exist throughout the Company’s financial reporting processes.
While these material weaknesses did not result in material misstatements of the Company’s consolidated financial statements as of and for the year ended December 31, 2021, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, the

Company concluded that the deficiencies represent material weaknesses in its internal control over financial reporting and its internal control over financial reporting was not effective as of December 31, 2021.
Effective July 1, 2021, the Company completed its acquisition of Residential Mortgage Services, Inc. ("RMS") and management excluded RMS from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. RMS represented approximately 5% of the Company’s consolidated total assets as of December 31, 2021 and its revenues for the period from the acquisition through December 31, 2021 represented approximately 7% of the Company’s consolidated net revenue for the year ended December 31, 2021.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Part II, Item 8 of this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses
We are in the continuous process of, and we are focused on, improving our internal control over financial reporting in an effort to eliminate the material weaknesses described above through: (1) investing in and continuing to hire additional finance, accounting and IT resources with appropriate knowledge and expertise to effectively operate financial reporting processes and internal controls, (2) enhancing risk assessment, including over source systems to identify the appropriate complement of controls to address access and other information technology specific risks, (3) designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience, including over segregation of duties and information technology solutions and (4) implementing and monitoring our approach to remediation of control activities, and (5) reporting regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies. While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible. We have made progress towards remediation and will continue to implement our remediation plan for the material weaknesses in internal control over financial reporting described above and to diligently review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
Exclusive of the steps taken as part of the remediation activities described above, there were no changes in our internal control over financial reporting identified during the fourth quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our certifying officers, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Los Angeles, California, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following are filed with this Annual Report:
(1)Financial Statements. See Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules. Not applicable
(3)Exhibits. See Exhibit Index listed in Item 15(b) hereof for a list of those exhibits filed as part of this Annual Report on Form 10-K or incorporated by reference.
(b)Exhibits:
EXHIBIT INDEX

Exhibit	Description
2.1+#
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

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)
4.1	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-39645 ), filed on March 24, 2021)
4.2+
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

10.3†	Compensation Deferral Plan for Executives (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249225), filed on October 9, 2020)
10.4†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249225), filed on October 1, 2020)
10.5†	Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-249225), filed on October 1, 2020)
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

10.9†*	Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Mary Ann McGarry, effective as of January 1, 2021
10.10†*	Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Terry Schmidt, effective as of January 1, 2021
10.11†*	Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Barry Horn, effective as of January 1, 2021
10.12†*	Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and David Neylan, effective as of January 1, 2021
10.13†*	Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Amber Kramer, effective as of January 1, 2021

10.14†*	Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Lisa Klika, effective as of January 1, 2021
10.15†*	Form of Restricted Stock Unit Agreement to Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan
21.1*	Subsidiaries of Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Guild's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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

GUILD HOLDINGS COMPANY

Dated: March 11, 2022	By:	/s/ Mary Ann McGarry
	Name:	Mary Ann McGarry
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. Duffy	Chairman of the Board of Directors	March 11, 2022
Patrick J. Duffy

/s/ Mary Ann McGarry	Chief Executive Officer	March 11, 2022
Mary Ann McGarry	(Principal Executive Officer) and Director

/s/ Desiree A. Kramer	Chief Financial Officer	March 11, 2022
Desiree A. Kramer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Terry L. Schmidt	President and Director	March 11, 2022
Terry L. Schmidt

/s/ Edward Bryant, Jr.	Director	March 11, 2022
Edward Bryant, Jr.

/s/ Martha E. Marcon	Director	March 11, 2022
Martha E. Marcon

/s/ Michael C. Meyer	Director	March 11, 2022
Michael C. Meyer