Form 10-Q
period 2022-03-31
Guild Holdings Co
filed 2022-05-09
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
As of May 2, 2022, the registrant had 20,723,912 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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
Important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements include, but are not limited to, those factors described below under "Summary of Risk Factors" and in Part II, Item 1A. Risk Factors in this Quarterly Report.
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
SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under Part II, Item 1A. “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the Securities and Exchange Commission ("SEC"), before making an investment decision regarding our common stock.

•A disruption in the secondary home loan market or our ability to sell the loans we originate could have a detrimental effect on our business.
•Macroeconomic and U.S. residential real estate market conditions could materially and adversely affect our clients, origination volume, revenue, and results of operations.
•We highly depend on certain U.S. government-sponsored entities and government agencies, and any organizational or pricing changes in these entities, their guidelines or their current roles could materially and adversely affect us.
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
•The acquisition of Residential Mortgage Services Holdings, Inc. ("RMS") or other future acquisitions or investments, may cause our financial results to differ from expectations; we may not be able to achieve anticipated benefits from the RMS acquisition or other future acquisitions or investments.
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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and per share amounts)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$243,999	$243,108
Restricted cash	6,312	5,012
Mortgage loans held for sale	1,281,799	2,204,216
Ginnie Mae loans subject to repurchase right	628,157	728,978
Accounts and interest receivable	34,513	68,359
Derivative assets	78,002	27,961
Mortgage servicing rights, net	937,556	675,340
Intangible assets, net	39,038	41,025
Goodwill	173,434	175,144
Other assets	210,708	214,061
Total assets	$3,633,518	$4,383,204
Liabilities and stockholders’ equity
Warehouse lines of credit	$1,156,829	$1,927,478
Notes payable	160,167	250,227
Ginnie Mae loans subject to repurchase right	628,815	729,260
Accounts payable and accrued expenses	51,294	56,836
Accrued compensation and benefits	49,788	75,079
Investor reserves	17,380	18,437
Contingent liabilities due to acquisitions	20,438	59,500
Derivative liabilities	12,087	2,079
Operating lease liabilities	93,949	97,836
Note due to related party	2,099	2,614
Deferred compensation plan	100,493	101,600
Deferred tax liabilities	210,921	142,245
Total liabilities	2,504,260	3,463,191
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,723,912 shares issued and outstanding at March 31, 2022 and December 31, 2021	207	207
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at March 31, 2022 and December 31, 2021	403	403
Additional paid-in capital	43,407	42,175
Retained earnings	1,085,192	877,194
Non-controlling interest	49	34
Total stockholders’ equity	1,129,258	920,013
Total liabilities and stockholders’ equity	$3,633,518	$4,383,204
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Revenue
Loan origination fees and gain on sale of loans, net	$242,639	$446,589
Loan servicing and other fees	53,177	45,199
Valuation adjustment of mortgage servicing rights	184,601	35,743
Interest income	15,263	15,098
Interest expense	(14,138)	(16,511)
Other income, net	220	69
Net revenue	481,762	526,187
Expenses
Salaries, incentive compensation and benefits	187,329	266,724
General and administrative	(5,630)	26,906
Occupancy, equipment and communication	18,312	14,832
Depreciation and amortization	3,913	1,654
(Relief) provision for foreclosure losses	(321)	2,462
Total expenses	203,603	312,578
Income before income tax expense	278,159	213,609
Income tax expense	70,186	53,005
Net income	207,973	160,604
Net income attributable to non-controlling interest	15	—
Net income attributable to Guild	$207,958	$160,604

Net income per share attributable to Class A and Class B Common Stock:
Basic	$3.41	$2.68
Diluted	$3.38	$2.67
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	61,057	60,000
Diluted	61,494	60,211
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2020	19,666,981	$197	40,333,019	$403	$18,035	$717,357	$—	$735,992
Stock-based compensation	—	—	—	—	1,632	—	—	1,632
Net income	—	—	—	—	—	160,604	—	160,604
Balance at March 31, 2021	19,666,981	$197	40,333,019	$403	$19,667	$877,961	$—	$898,228

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2021	20,723,912	$207	40,333,019	$403	$42,175	$877,194	$34	$920,013
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(40)	40	—	—
Net income	—	—	—	—	—	207,958	15	207,973
Balance at March 31, 2022	20,723,912	$207	40,333,019	$403	$43,407	$1,085,192	$49	$1,129,258
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$207,973	$160,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,913	1,654
Valuation adjustment of mortgage servicing rights	(184,601)	(35,743)
Valuation adjustment of mortgage loans held for sale	40,956	61,634
Unrealized gain on derivatives	(40,033)	(43,001)
Amortization of right-of-use assets	5,583	3,779
(Relief) provision for investor reserves	(2,627)	2,348
(Relief) provision for foreclosure losses	(321)	2,462
Valuation adjustment of contingent liabilities due to acquisitions	(28,891)	6,620
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(165,918)	(355,157)
Deferred income taxes	68,676	43,262
Other	(2,168)	519
Provision for (benefit from) investor reserves	1,570	(2,006)
Foreclosure loss reserve	237	(1,514)
Stock-based compensation	1,272	1,632
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(6,134,863)	(9,815,270)
Proceeds on sale of and payments from mortgage loans held for sale	7,182,242	10,131,643
Accounts and interest receivable	33,929	4,216
Other assets	(2,593)	(2,936)
Mortgage servicing rights	(77,615)	(103,976)
Accounts payable and accrued expenses	(5,540)	2,659
Accrued compensation and benefits	(25,291)	(30,520)
Income taxes	1,507	9,866
Contingent liability payments	(2,871)	(8,146)
Operating lease liabilities	(5,557)	(3,854)
Deferred compensation plan liability	2,669	3,756
Real estate owned, net	108	(182)
Net cash provided by operating activities	871,746	34,349
Cash flows from investing activities
Proceeds from the sale of property and equipment	168	—
Purchases of property and equipment	(1,218)	(667)
Net cash used in investing activities	(1,050)	(667)
Cash flows from financing activities
Borrowings on warehouse lines of credit	6,191,467	9,558,537
Repayments on warehouse lines of credit	(6,962,097)	(9,630,640)
Borrowings on MSR notes payable	—	23,500
Repayments on MSR notes payable	(90,000)	(4,250)
Contingent liability payments	(7,300)	—
Net change in notes payable	(575)	(501)
Net cash used in financing activities	(868,505)	(53,354)
Increase (decrease) in cash, cash equivalents and restricted cash	2,191	(19,672)

Cash, cash equivalents and restricted cash, beginning of period	248,120	339,633
Cash, cash equivalents and restricted cash, end of period	$250,311	$319,961

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$243,999	$315,450
Restricted cash	6,312	4,511
Total cash, cash equivalents and restricted cash	$250,311	$319,961
Supplemental information
Cash paid for interest, net	$12,008	$12,349
Cash paid for income taxes, net of refunds	$—	$(124)
Supplemental disclosure of non-cash investing activities:
Measurement period adjustment to goodwill	$(1,710)	$—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The Company follows the same accounting policies for preparing quarterly and annual reports.
Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company, Guild Mortgage Company LLC ("GMC") and their consolidated subsidiaries and those variable interest entities ("VIE") where the Company is the primary beneficiary.

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

The Company consolidates one VIE. At March 31, 2022, the VIE had minimal assets and liabilities.

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
Beginning in early 2020 and continuing through 2022, the coronavirus (“COVID-19”) pandemic, including the emergence of new variants and strains of COVID-19, has presented a substantial public health challenge throughout the United States. The Company remains fully functional in both its origination and servicing operations. The Company continues to monitor guidance published by the World Health Organization, Centers for Disease Control and Prevention, local and federal government agencies and the Mortgage Bankers Association and is in continual communication with its investors regarding the developments in the mortgage industry.
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $1.0 billion and $1.1 billion at March 31, 2022 and December 31, 2021.
Recent Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company is in the process of transitioning its funding facilities and financing facilities that utilize LIBOR as the reference rate. For contracts to which ASC Topic 470, Debt applies, we have applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. Of the contracts that have been adjusted for the new reference rate, there has not been a material impact on the consolidated financial statements. We expect to amend the remaining borrowings before the July 1, 2023 LIBOR cessation date.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At March 31, 2022 and

December 31, 2021, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — "IRLCs" are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of March 31, 2022 and December 31, 2021, was 93.8% and 91.5%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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
Mortgage Loans Held for Sale — "MLHS" are carried at fair value. The fair value of MLHS is based on secondary market pricing for loans with similar characteristics, and as such, is classified as a Level Two measurement. For Level Two MLHS, fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level and are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold.
Mortgage Servicing Rights — "MSRs" are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the lack of an active market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, costs to service and other economic factors. The Company obtains valuations from an independent third party on a monthly basis, and records an adjustment based on this third-party valuation. See Note 6 for additional information on our MSRs.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At March 31, 2022 and December 31, 2021, the range of the risk adjusted discount rate was 15.0% - 17.1%, with a median of 16.5%, and 15.0% - 19.5%, with a median of 19.1%, respectively. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$114	$—	$—	$114
Derivative
Forward delivery commitments	—	78,002	—	78,002
Mortgage loans held for sale	—	1,281,799	—	1,281,799
Mortgage servicing rights	—	—	937,556	937,556
Total assets at fair value	$114	$1,359,801	$937,556	$2,297,471
Liabilities:
Derivative
Best efforts sales commitments	—	236	—	236
Interest rate lock commitments	—	—	11,851	11,851
Contingent liabilities due to acquisitions	—	—	20,438	20,438
Total liabilities at fair value	$—	$236	$32,289	$32,525
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$107	$—	$—	$107
Derivative
Forward delivery commitments	—	5,842	—	5,842
Interest rate lock commitments	—	—	22,119	22,119
Mortgage loans held for sale	—	2,204,216	—	2,204,216
Mortgage servicing rights	—	—	675,340	675,340
Total assets at fair value	$107	$2,210,058	$697,459	$2,907,624
Liabilities:
Derivative
Forward delivery commitments	$—	$2,079	$—	$2,079
Contingent liabilities due to acquisitions	—	—	59,500	59,500
Total liabilities at fair value	$—	$2,079	$59,500	$61,579

The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the periods ended:

	IRLCs	Contingent Liabilities
Balance at December 31, 2020	$130,338	$18,094
Net transfers and revaluation losses	(92,329)	—
Payments	—	(8,146)
Valuation adjustments	—	6,620
Balance at March 31, 2021	$38,009	$16,568

Balance at December 31, 2021	$22,119	$59,500
Net transfers and revaluation losses	(33,970)	—
Payments	—	(10,171)
Valuation adjustments	—	(28,891)
Balance at March 31, 2022	$(11,851)	$20,438
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three months ended March 31, 2022 and 2021.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At March 31, 2022 and December 31, 2021, the Company had the following financial assets measured at fair value on a non-recurring basis:
Ginnie Mae Loans subject to Repurchase Right — Government National Mortgage Association ("GNMA" or "Ginnie Mae") securitization programs allow servicers to buy back individual delinquent mortgage loans from the securitized loan pool once certain conditions are met. If a borrower makes no payment for three consecutive months, the servicer has the option to repurchase the delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. Under ASC 860, Transfers and Servicing, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. The Company records these assets and liabilities at their fair value, which is determined to be the remaining unpaid principal balance ("UPB"). The Company’s future expected realizable cash flows are the cash payments of the remaining UPB whether paid by the borrower or reimbursed through a claim filed with the United States Department of Housing and Urban Development ("HUD"). The Company considers the fair value of these assets and liabilities to fall into the Level Two bucket in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets' and liabilities' lives.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$628,157	$—	$628,157
Total assets at fair value	$—	$628,157	$—	$628,157
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$628,815	$—	$628,815
Total liabilities at fair value	$—	$628,815	$—	$628,815

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$728,978	$—	$728,978
Total assets at fair value	$—	$728,978	$—	$728,978
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$729,260	$—	$729,260
Total liabilities at fair value	$—	$729,260	$—	$729,260
Fair Value Option
The following is the estimated fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at March 31, 2022	$1,281,799	$1,302,905	$(21,106)
Balance at December 31, 2021	$2,204,216	$2,184,326	$19,890
_______________________________
(1)Represents the amount of gains included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.
NOTE 3 - ACCOUNTS AND INTEREST RECEIVABLE
Accounts and interest receivable consisted of the following:

	March 31, 2022	December 31, 2021
Trust advances	$28,639	$43,660
Foreclosure advances, net	4,353	19,311
Receivables related to loan sales, net	(682)	3,043
Other	2,203	2,345
Total accounts and interest receivable	$34,513	$68,359
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows:

	Three Months Ended March 31,
	2022	2021
Balance — beginning of period	$10,355	$12,402
Utilization of foreclosure reserve	237	(1,514)
(Relief) provision for foreclosure losses	(321)	2,462
Balance — end of period	$10,271	$13,350

NOTE 4 - OTHER ASSETS
Other assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid expenses	$32,819	$32,900
Company owned life insurance	39,709	38,824
Property and equipment, net	15,105	15,834
Right-of-use assets	82,571	86,484
Income tax receivable	39,499	39,295
Real estate owned	738	471
Land	153	146
Trading securities	114	107
Total other assets	$210,708	$214,061
Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Computer equipment	$30,407	$30,355
Furniture and equipment	25,396	25,833
Leasehold improvements	16,913	16,214
Internal-use software in production	1,911	1,548
Internal-use software	8,557	8,557
Property and equipment, gross	83,184	82,507
Accumulated depreciation	(68,079)	(66,673)
Property and equipment, net	$15,105	$15,834
Depreciation and amortization expense for property and equipment was $1.9 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
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
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended March 31,
	2022	2021
Unrealized gains	$40,033	$43,001
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at March 31, 2022 and December 31, 2021:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2022
IRLCs	$2,826,402	$—	$11,851
Forward commitments	$2,994,592	$78,002	$—
Best efforts sales commitments	$258,669	$—	$236
Balance at December 31, 2021
IRLCs	$2,388,097	$22,119	$—
Forward commitments	$3,217,162	$5,842	$2,079
The Company had an additional $455.7 million and $654.0 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at March 31, 2022 and December 31, 2021, respectively. The Company also had $730.5 million and $767.5 million in closed hedge instruments not yet settled at March 31, 2022 and December 31, 2021, respectively. See Note 2 for fair value disclosure of the derivative instruments.
The following table presents the quantitative information about IRLCs and the fair value measurements:

	March 31, 2022	December 31, 2021
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (93.8%)	0% - 100% (91.5%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the periods ended March 31, 2022 and 2021.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
March 31, 2022
Forward delivery commitments	$79,212	$(1,210)	$78,002
Total assets	$79,212	$(1,210)	$78,002

Best efforts sales commitments	$(236)	$—	$(236)
Total liabilities	$(236)	$—	$(236)
December 31, 2021
Forward delivery commitments	$7,541	$(1,699)	$5,842
Total assets	$7,541	$(1,699)	$5,842

Forward delivery commitments	$1,575	$(2,710)	$(1,135)
Best efforts sales commitments	(944)	—	(944)
Total liabilities	$631	$(2,710)	$(2,079)

NOTE 6 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows:

	Three Months Ended March 31,
	2022	2021
Balance — beginning of period	$675,340	$446,998
MSRs originated	77,615	103,976
Changes in fair value:
Due to collection/realization of cash flows	(24,894)	(44,862)
Due to changes in valuation model inputs or assumptions	209,495	80,605
Balance — end of period	$937,556	$586,717
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs:

	March 31, 2022	December 31, 2021
Unobservable Input	Range (Weighted Average)
Discount rate	9.3% - 15.5% (9.9%)	9.3% - 15.5% (9.9%)
Prepayment rate	6.5% - 30.0% (9.1%)	7.3% - 29.5% (13.6%)
Cost to service (per loan)	$71.9 - $472.5 ($90.0)	$71.9 - $247.6 ($91.4)
At March 31, 2022 and December 31, 2021, the MSRs had a weighted average life of approximately 7.7 years and 5.9 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Servicing fees from servicing portfolio	$51,564	$43,856
Late fees	1,515	1,069
Other ancillary servicing revenue	98	274
Total loan servicing and other fees	$53,177	$45,199
At March 31, 2022 and December 31, 2021, the UPB of mortgage loans serviced totaled $73.3 billion and $70.9 billion, respectively. Conforming conventional loans serviced by the Company are sold to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the Federal Housing Association ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA").
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

The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at March 31, 2022 and December 31, 2021, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2022
Mortgage servicing rights	$(35,148)	$(68,457)	$(37,146)	$(71,892)	$(10,314)	$(21,166)
December 31, 2021
Mortgage servicing rights	$(35,704)	$(69,207)	$(23,135)	$(45,139)	$(7,875)	$(16,288)
NOTE 7 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is set forth below:

	Three Months Ended March 31,
	2022	2021
Balance at the beginning of period	$2,204,216	$2,368,777
Origination of mortgage loans held for sale	6,134,863	9,815,270
Proceeds on sale of and payments from mortgage loans held for sale	(7,182,242)	(10,131,643)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	165,918	355,157
Valuation adjustment of mortgage loans held for sale	(40,956)	(61,634)
Balance at the end of period	$1,281,799	$2,345,927
At March 31, 2022, mortgage loans held for sale included UPB of the underlying loans of $1.3 billion and had a fair value of $1.3 billion. At December 31, 2021, mortgage loans held for sale included UPB of the underlying loans of $2.2 billion and had a fair value of $2.2 billion.
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
The activity of the investor reserves was as follows:

	Three Months Ended March 31,
	2022	2021
Balance — beginning of period	$18,437	$14,535
Provision for (benefit from) investor reserves	1,570	(2,006)
(Relief) provision for investor reserves	(2,627)	2,348
Balance — end of period	$17,380	$14,877
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

Balance at December 31, 2021	$175,144
Measurement period adjustment(1)	(1,710)
Balance at March 31, 2022	$173,434
______________________________
(1)During the three months ended March 31, 2022, we recorded a measurement period adjustment which included a decrease to goodwill of $1.7 million and an increase to income tax receivable of $1.7 million. This adjustment did not impact the Company's statement of income.
Intangible Assets
The following table presents our intangible assets, net as of March 31, 2022:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Referral network	$42,300	$5,287	$37,013	4.9
Non-compete agreements	2,700	675	2,025	0.1
	$45,000	$5,962	$39,038	5.1
Amortization expense related to intangible assets was $2.0 million for the three months ended March 31, 2022.
NOTE 10 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at March 31, 2022 and December 31, 2021. Changes subsequent to March 31, 2022 have been described in the notes referenced with the below table.

	Maturity as of March 31, 2022	March 31, 2022	December 31, 2021
$600 million master repurchase facility agreement(1)	January 2023	$141,484	$472,646
$250 million master repurchase facility agreement(2)	August 2022	74,647	147,750
$400 million master repurchase facility agreement(3)	March 2023	363,979	295,444
$200 million master repurchase facility agreement(4)	June 2022	4,046	146,182
$300 million master repurchase facility agreement(5)	September 2022	130,425	133,772
$500 million master repurchase facility agreement(6)	July 2022	223,188	377,416
$200 million master repurchase facility agreement(7)	April 2023	71,126	117,935
$250 million master repurchase facility agreement(8)	N/A	94,044	136,173
$75 million master repurchase facility agreement(9)	March 2025	25,047	33,452
$200 million master repurchase facility agreement(10)	N/A	—	26,947
$300 million master repurchase facility agreement(11)	N/A	29,927	35,099
$75 million master repurchase facility agreement(12)	N/A	—	5,727
		1,157,913	1,928,543
Prepaid commitment fees		(1,084)	(1,065)
Net warehouse lines of credit		$1,156,829	$1,927,478
______________________________
(1)The variable interest rate is calculated using a base rate tied to Secured Overnight Financing Rate ("SOFR").
(2)The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $1.25 million.
(3)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility requires a minimum deposit of $2.0 million.
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
(7)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.25%, plus the applicable interest rate margin.
(8)This facility agreement was effective January 2021. The variable interest rate is calculated using a base rate tied to LIBOR, plus the applicable interest rate margin. This facility’s maturity date is 30 days from written notice by either the financial institution or the Company.
(9)The interest rate on this facility is 3.375%. This facility is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to four years.
(10)This facility matured in January 2022 and was not renewed.
(11)This facility agreement is due on demand and the variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.75%.
(12)This facility was terminated prior to maturity.
The weighted average interest rate for warehouse lines of credit was 2.58% and 2.40% at March 31, 2022 and December 31, 2021, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company intends to renew existing warehouse lines prior to expiration. If those lines are not renewed or replaced, that could have a negative impact on the Company’s ability to continue funding new loans. The Company had cash balances of $46.9 million and $46.7 million in its warehouse buy down accounts as offsets to certain lines of credit at March 31, 2022 and December 31, 2021, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At March 31, 2022 and December 31, 2021, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (ASAP). The Company can elect to assign FNMA Mortgage Backed Security ("MBS") trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of March 31, 2022 and December 31, 2021.
NOTE 11 - NOTES PAYABLE
Revolving Notes:
In January 2014, the Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate plus the applicable margin, with a floor of 4.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 70% of the available facility. In June 2020, the Company amended and restated the agreement and the revolving note was increased to a maximum committed amount of $135.0 million. The agreement also allows for the Company to increase the committed amount up to $200.0 million. The revolving note is currently scheduled to expire in June 2022. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At March 31, 2022 and December 31, 2021, the Company had no balance and $60.0 million, respectively, in outstanding borrowings on this credit facility.
In July 2017, the Company entered into an agreement for a revolving note of up to $25.0 million from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. In July 2020, the Company amended the agreement by extending the expiration date to July 2021 and increasing the revolving note up to $65.0 million. In July 2021, the Company amended the agreement by extending the expiration date to July 2022. In February 2022, the Company further amended the agreement and increased the revolving note up to $100 million. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the LIBOR rate with a floor of 0.50% plus the applicable margin. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At March 31, 2022 and

December 31, 2021, the Company had $35.0 million and $65.0 million, respectively, in outstanding borrowings on this credit facility.
Term Note:
In January 2014, the Company entered into a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. In March 2021, the term note was amended and restated, at which time there was an outstanding amount of $76.5 million. The outstanding amount of $76.5 million was rolled into a new term note with a commitment of $125.0 million. The note allows for the committed amount to be increased to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures on March 25, 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee on the average unused balance, which is also paid quarterly. At March 31, 2022 and December 31, 2021, the Company had an outstanding balance of $125.0 million and $125.0 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of March 31, 2022 are as follows:

2022	$18,750
2023	25,000
2024	81,250
Total	$125,000
NOTE 12 - EARNINGS PER SHARE
Basic earnings per share is computed based on the weighted average number of shares of Class A and Class B shares outstanding during the period using the two-class method. Diluted earnings per share is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include restricted stock units ("RSUs") for Class A common stock.
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Net income attributable to Guild	$207,958	$160,604

Weighted-average shares outstanding, Class A Common Stock	20,724	19,667
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333
Weighted-average shares outstanding - basic	61,057	60,000

Add dilutive effects of non-vested shares of restricted stock - Class A	437	211
Weighted-average shares outstanding - diluted	61,494	60,211

Basic earnings per share:
Class A and Class B Common Stock	$3.41	$2.68
Diluted earnings per share:
Class A and Class B Common Stock	$3.38	$2.67
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
NOTE 13 - STOCK-BASED COMPENSATION
Stock-Based Compensation
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Omnibus Incentive Plan. The stock-based compensation costs recognized during the three months ended March 31, 2022 and 2021 was $1.3 million and $1.6 million, respectively, are included in salaries, incentive compensation and benefits. The income tax benefit recognized related to this expense was approximately $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $13.2 million of unrecognized compensation costs related to non-vested RSUs, which we expect to recognize over the next 2.6 years.
NOTE 14 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at March 31, 2022 and December 31, 2021 were approximately $2.8 billion and $2.4 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at March 31, 2022 and December 31, 2021 were approximately $3.0 billion and $3.2 billion, respectively.
Legal
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 15 - MINIMUM NET WORTH REQUIREMENTS
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
•Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of Government Sponsored Entities, US Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1,000 or 10 basis points of our outstanding single-family MBS.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $84,482 as of December 31, 2021. As of December 31, 2021, the Company was in compliance with this requirement.
NOTE 16 - SEGMENTS
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of March 31, 2022 the Company serviced at least one loan in forty-nine different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build long standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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

The following table presents the financial performance and results by segment for the three months ended March 31, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$238,521	$4,118	$242,639	$—	$242,639
Loan servicing and other fees	—	53,177	53,177	—	53,177
Valuation adjustment of mortgage servicing rights	—	184,601	184,601	—	184,601
Interest income (expense)	7,117	(4,267)	2,850	(1,725)	1,125
Other income, net	—	19	19	201	220
Net revenue	245,638	237,648	483,286	(1,524)	481,762
Expenses
Salaries, incentive compensation and benefits	174,326	7,258	181,584	5,745	187,329
General and administrative	(11,711)	2,668	(9,043)	3,413	(5,630)
Occupancy, equipment and communication	16,107	1,104	17,211	1,101	18,312
Depreciation and amortization	3,481	162	3,643	270	3,913
(Relief) of foreclosure losses	—	(321)	(321)	—	(321)
Income tax expense	—	—	—	70,186	70,186
Net income (loss)	$63,435	$226,777	$290,212	$(82,239)	$207,973
The following table presents the financial performance and results by segment for the three months ended March 31, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$444,797	$1,792	$446,589	$—	$446,589
Loan servicing and other fees	—	45,199	45,199	—	45,199
Valuation adjustment of mortgage servicing rights	—	35,743	35,743	—	35,743
Interest income (expense)	2,846	(2,861)	(15)	(1,398)	(1,413)
Other income, net	—	22	22	47	69
Net revenue	447,643	79,895	527,538	(1,351)	526,187
Expenses
Salaries, incentive compensation and benefits	250,815	7,213	258,028	8,696	266,724
General and administrative	22,638	1,856	24,494	2,412	26,906
Occupancy, equipment and communication	13,173	1,108	14,281	551	14,832
Depreciation and amortization	893	190	1,083	571	1,654
Provision for foreclosure losses	—	2,462	2,462	—	2,462
Income tax benefit	—	—	—	53,005	53,005
Net income (loss)	$160,124	$67,066	$227,190	$(66,586)	$160,604

NOTE 17 - SUBSEQUENT EVENT
On May 5, 2022, the Board of Directors of Guild authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common shares over the next 24 months. The share repurchase program allows Guild to repurchase its Class A common shares from time to time on the open market or in privately negotiated transactions. Guild is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Board of Directors of Guild at any time. Guild intends to fund any repurchases under the share repurchase program with cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, including the condensed consolidated financial statements and related notes thereto included in Part I, Item 1. Prior period information has been revised to conform to the current period presentation. The following discussion includes forward-looking statements that reflect our plans, estimates and assumptions and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part II, Item 1A in this Quarterly Report. See also “Cautionary Statement Regarding Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section.
In November 2020, the SEC issued Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, which modernizes and simplifies certain disclosure requirements of Regulation S-K. One update to Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have elected to adopt this rule change, as management believes that comparing current quarterly results to those of the immediately preceding quarter is more useful in identifying current business trends, including seasonality, and provides greater insight into our quarterly performance. Additionally, in the first filing after the adoption of this rule change, we are required to disclose a comparison of the results for the current quarter and the corresponding quarter of the preceding fiscal year. Accordingly, we have compared the results for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, where applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our future Quarterly Reports on Form 10-Q, will present a discussion of our results of operations for the current quarter compared to the immediately preceding quarter only.
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
We operate our origination segment from approximately 260 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and, more importantly, positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.

Executive Summary
This executive summary highlights selected financial information that should be considered in the context of the additional discussions below.

•Originated $6.1 billion, $8.8 billion and $9.8 billion of mortgage loans in the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Mortgage rates rose sharply during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 when lower interest rates led to increases in origination volume across the U.S. mortgage market.
•Servicing portfolio as of March 31, 2022 was $73.3 billion of unpaid principal balance ("UPB") compared to $70.9 billion and $62.9 billion of UPB as of December 31, 2021 and March 31, 2021, respectively, with the average size of the portfolio increasing 17.4% since March 31, 2021.
•Generated $208.0 million, $42.2 million and $160.6 million of net income for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
•Generated $32.1 million, $22.3 million and $106.4 million of Adjusted Net Income for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
•Generated $46.7 million, $38.6 million and $144.3 million of Adjusted EBITDA for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
•During the three months ended March 31, 2022, we had a 29% purchase recapture rate, a 55% refinance recapture rate and a 49% overall recapture rate, compared to 35%, 61%, and 55% and 25%, 69% and 65% for the three months ended December 31, 2021 and March 31, 2021, respectively.
Please see “—Non-GAAP Financial Measures” for further information regarding our use of non-GAAP measures and reconciliations to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
For the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, net income includes a gain of $184.6 million, a loss of $17.0 million and a gain of $35.7 million, respectively, for changes in the fair value of our MSRs. These fair value adjustments are affected by changes in mortgage rates and assumptions used within the valuation model. According to the Mortgage Finance Forecast from the Mortgage Bankers Association, average 30-year mortgage rates increased by 70 basis points, 20 basis points and 10 basis points during the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Increases in average mortgage rates generally results in lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
Low interest rates and increased demand for mortgage financing led to higher gain on sale margins during the three months ended March 31, 2021. Increases in rates and lower capacity constraints led to lower gain on sale margins in the fourth quarter of 2021. As interest rates continued to increase during the first quarter of 2022 we experienced a further decrease in our gain on sale margins. Margins may continue to decrease in the future due to increasing competition among mortgage providers which has placed additional pressure on pricing, but such changes will depend on future market demand, capacity and other macroeconomic factors.
Recent Developments
Market and Economic Overview

In the second half of 2021, interest rates increased. In March 2022, the Federal Reserve raised interest rates by 25 basis points and has announced plans for up to six additional rate hikes throughout 2022 and several in 2023. The recent increases in interest rates have led to fewer refinancings and lower prepayment activity in 2022. We are closely monitoring interest rate movements. In the Mortgage Bankers Association's April 2022 forecast it's projected that the 30 year mortgage rate will increase an additional 100 basis points throughout 2022. The Mortgage Bankers Association is also forecasting mortgage originations for purchases to grow 5% in 2022 to $1.72 trillion and are predicting refinance originations to slow in 2022, decreasing by 64% to $841 billion from $2.35 trillion in 2021.

The housing market continues to face supply chain challenges which includes higher costs and delays in the delivery of building materials. This is coupled with a tightening labor market that continues to impact housing starts. These factors have led to a limited supply of inventory for both new and existing homes; however, the demand for homes remains high which has caused housing prices to continue to increase at unprecedented rates. Due to all of the aforementioned market and economic factors, we have experienced lower origination volume year-to-date in 2022. This trend may continue in future periods. We continue to experience intense competition in the housing and mortgage markets, and we expect this competition will continue to put pressure on gain on sale margins and profitability.

COVID-19 Pandemic
We continue to closely monitor the economic impact resulting from the COVID-19 pandemic. In March 2020, the federal government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we may experience increases in our foreclosure loss expenses in the future, depending on future delinquency rates in our servicing portfolio. As of March 31, 2022, the 60-plus day delinquency rate on our servicing portfolio was 1.6%, compared to a 60-plus day delinquency rate of 1.9% as of December 31, 2021.
As of March 31, 2022, approximately 1.1% of the loans in our servicing portfolio had elected the forbearance option, which is comparable to the industry average of 1.1%, as reported by the Mortgage Bankers Association. Our in-house servicing team and local loan officers continue to work with our clients to understand forbearance plans and determine the best paths forward for their unique circumstances. By maintaining relationships with our clients throughout the loan lifecycle, and supporting our clients during times of uncertainty, we position ourselves to capture future business.
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
Interest expense — Interest expense consists primarily of interest paid on funding and non-funding debt facilities collateralized by our MLHS and MSRs. We define funding debt as all other debt related to operations, such as warehouse lines of credit and our early buyout facility, which we use to repurchase certain delinquent Government National Mortgage Association ("GNMA" or "Ginnie Mae") loans. Non-funding debt includes the note agreements collateralized by our MSRs (our “MSR notes payable”). We also record related bank charges and payoff interest expense as interest expense. Payoff interest expense is equal to the difference between what we collect in interest from our clients and what we remit in interest to the investors who purchase the loans that we originate. For loans sold through Agency Mortgage Back Security ("MBS"), we are required to remit a full month of interest to those investors, regardless of the date on which the client prepays during the payoff month, resulting in additional interest expense.
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
Depreciation and amortization — We depreciate furniture and equipment on a straight-line basis for a period of up to three years and we record amortization expense related to our leasehold improvements on rented space. That amortization expense is recognized over the shorter of the lease term or the useful life of the asset. We record costs related to the maintenance of software, which consist of both internal and external costs incurred in connection with software development and testing, as well as any costs associated with the implementation of new software. These costs are amortized over a three-year period. We also record amortization expense related to our acquired intangible assets, which are amortized on a straight-line basis over their estimated useful lives.

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
Key Performance Indicators
Management reviews several key performance indicators to evaluate our business results, measure our performance, identify trends affecting our business, formulate projections and inform our strategic business decisions. We use these key performance indicators to develop operational goals for managing our business.

Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us track origination quality and compare our performance against the nationwide originations market and our competitors. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and related value of our MSRs, the health of the business as measured by the average MSR delinquency rate and help drive our customer retention efforts. We believe that the net additions to our portfolio are indicators of the growth of our mortgage loans serviced and our servicing income, but may be offset by sales of servicing rights.

We believe that these key performance indicators provide useful information to investors and others both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and because they may be used by investors in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects. Summary data for these key performance indicators is listed below. Please refer to “Results of Operations” for additional metrics that management reviews in conjunction with the condensed consolidated financial statements.

	Three Months Ended			Seq Quarter		YoY
($ and units in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Change	% Change	Change	% Change
Origination Data
$ Total in-house origination(1)	$6,061,553	$8,835,335	$9,768,037	$(2,773,782)	(31.4)%	$(3,706,484)	(37.9)%
# Total in-house origination	19	29	35	(10)	(34.5)%	(16)	(45.7)%
$ Retail in-house origination	$5,779,346	$8,510,077	$9,484,695	$(2,730,731)	(32.1)%	$(3,705,349)	(39.1)%
# Retail in-house origination	18	27	33	(9)	(33.3)%	(15)	(45.5)%
$ Retail brokered origination(2)	$53,095	$45,204	$13,315	$7,891	17.5%	$39,780	298.8%
Total originations	$6,114,648	$8,880,539	$9,781,352	$(2,765,891)	(31.1)%	$(3,666,704)	(37.5)%
Gain on sale margin (bps)(3)	400	347	457	53	15.3%	(57)	(12.5)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	334	394	480	(60)	(15.2)%	(146)	(30.4)%
30-year conventional conforming par rate(5)	3.8%	3.1%	2.9%	0.7%	22.6%	0.9%	31.0%
Servicing Data
UPB (period end)(6)	$73,250,575	$70,938,588	$62,891,262	$2,311,987	3.3%	$10,359,313	16.5%
Loans serviced (period end)	307	301	280	6	2.0%	27	9.6%
MSR multiple (period end)(7)	4.4	3.3	3.2	1.1	33.3%	1.2	37.5%
Weighted average coupon rate	3.3%	3.3%	3.5%	—%	—%	(0.2)%	(5.7)%
Loan payoffs(8)	$2,407,213	$3,697,413	$5,825,554	$(1,290,200)	(34.9)%	$(3,418,341)	(58.7)%
Loan delinquency rate 60-plus days (period end)	1.6%	1.9%	3.1%	(0.3)%	(15.8)%	(1.5)%	(48.4)%
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
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 93.8%, 91.5% and 92.2% for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume see “—Results of Operations for the Three Months Ended March 31, 2022, December 31, 2021 and March 31, 2021—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Excludes subserviced portfolios of $729.7 million as of March 31, 2021. During the fourth quarter of 2021, we sold our subservicing portfolios.
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
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented in this Quarterly Report Adjusted Net Income, Adjusted EBITDA and Adjusted Return on Equity, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.

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

Our non-GAAP financial measures are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss) or net income (loss) attributable to Guild, which are the most directly comparable financial measures calculated and presented in accordance with GAAP for Adjusted Net Income and Adjusted EBITDA, and Return on Equity, which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Return on Equity. These limitations include that these non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and may be reflected in the Company’s financial results for the foreseeable future. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

The following tables reconcile Adjusted Net Income and Adjusted EBITDA to net income attributable to Guild, net income and Adjusted Return on Equity to Return on Equity, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income Attributable to Guild to Adjusted Net Income	Three Months Ended
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
Net income attributable to Guild	$207,973	$42,160	$160,604
Net income attributable to non-controlling interest	15	9	—
Net income	$207,958	$42,169	$160,604
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(209,495)	(16,844)	(80,605)
Change in fair value of contingent liabilities due to acquisitions	(28,891)	(13,630)	6,620
Amortization of acquired intangible assets	1,987	1,987	—
Stock-based compensation	1,272	1,386	1,632
Tax impact of adjustments(1)	59,252	7,236	18,161
Adjusted Net Income	$32,083	$22,304	$106,412
___________________________
(1)Implied tax rate used is 25.2%, 26.7% and 25.1% for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
Net income	$207,958	$42,169	$160,604
Add adjustments:
Interest expense on non-funding debt	1,725	1,606	1,397
Income tax expense	70,186	19,794	53,005
Depreciation and amortization	3,913	4,119	1,654
Change in fair value of MSRs due to model inputs and assumptions	(209,495)	(16,844)	(80,605)
Change in fair value of contingent liabilities due to acquisitions	(28,891)	(13,630)	6,620
Stock-based compensation	1,272	1,386	1,632
Adjusted EBITDA	$46,668	$38,600	$144,307

Reconciliation of Return on Equity to Adjusted Return on Equity	Three Months Ended
($ in thousands, except where in percentages)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
Numerator: Adjusted Net Income	$32,083	$22,304	$106,412
Denominator: Average stockholders' equity	1,024,636	928,764	817,110
Adjusted Return on Equity	12.5%	9.6%	52.1%
Return on Equity	81.2%	18.2%	78.6%
The following table reconciles the valuation adjustment of mortgage servicing rights from the Company’s Condensed Consolidated Statements of Income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
Valuation adjustment of mortgage servicing rights	$184,601	$(16,991)	$35,743
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(24,894)	(33,835)	(44,862)
Change in fair value of MSRs due to model inputs and assumptions	$209,495	$16,844	$80,605

Results of Operations for the Three Months Ended March 31, 2022, December 31, 2021 and March 31, 2021

Consolidated Statements of Operations	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$242,639	$306,208	$446,589	$(63,569)	(20.8)%	$(203,950)	(45.7)%
Loan servicing and other fees	53,177	51,660	45,199	1,517	2.9%	7,978	17.7%
Valuation adjustment of mortgage servicing rights	184,601	(16,991)	35,743	201,592	1,186.5%	148,858	416.5%
Interest income	15,263	17,724	15,098	(2,461)	(13.9)%	165	1.1%
Interest expense	(14,138)	(15,560)	(16,511)	1,422	(9.1)%	2,373	(14.4)%
Other income, net	220	16	69	204	1,275.0%	151	218.8%
Net revenue	481,762	343,057	526,187	138,705	40.4%	(44,425)	(8.4)%
Expenses
Salaries, incentive compensation and benefits	187,329	249,609	266,724	(62,280)	(25.0)%	(79,395)	(29.8)%
General and administrative	(5,630)	7,758	26,906	(13,388)	(172.6)%	(32,536)	(120.9)%
Occupancy, equipment and communication	18,312	19,820	14,832	(1,508)	(7.6)%	3,480	23.5%
Depreciation and amortization	3,913	4,119	1,654	(206)	(5.0)%	2,259	136.6%
(Relief) provision for foreclosure losses	(321)	(212)	2,462	(109)	51.4%	(2,783)	(113.0)%
Total expenses	203,603	281,094	312,578	(77,491)	(27.6)%	(108,975)	(34.9)%
Income before income tax expense	278,159	61,963	213,609	216,196	348.9%	64,550	30%
Income tax expense	70,186	19,794	53,005	50,392	254.6%	17,181	32%
Net income	$207,973	$42,169	$160,604	$165,804	393.2%	$47,369	29%
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The table below provides additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
Gain on sale of loans	$156,272	$245,252	$324,375	$(88,980)	(36.3)%	$(168,103)	(51.8)%
Loan origination fees	15,823	26,327	26,828	(10,504)	(39.9)%	(11,005)	(41.0)%
Fair value of originated MSRs	74,083	71,523	99,464	2,560	3.6%	(25,381)	(25.5)%
Fair value adjustment to MLHS and IRLCs	(80,169)	(18,078)	(137,060)	(62,091)	NM	56,891	(41.5)%
Changes in fair value of forward commitments	74,003	(16,308)	135,330	90,311	NM	(61,327)	(45.3)%
Relief (provision) for investor reserves	2,627	(2,508)	(2,348)	5,135	(204.7)%	4,975	(211.9)%
Total loan origination fees and gain on sale of loans, net	$242,639	$306,208	$446,589	$(63,569)	(20.8)%	$(203,950)	(45.7)%

The table below provides additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented.

	Three Months Ended			Seq Quarter		YoY
($ and units in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Change	% Change	Change	% Change
Loan origination volume by type:
Conventional conforming	$4,269,046	$6,082,580	$6,689,951	$(1,813,534)	(29.8)%	$(2,420,905)	(36.2)%
Government	1,303,614	1,885,343	2,542,427	(581,729)	(30.9)%	(1,238,813)	(48.7)%
State housing	261,727	440,307	315,946	(178,580)	(40.6)%	(54,219)	(17.2)%
Non-agency	227,166	427,105	219,713	(199,939)	(46.8)%	7,453	3.4%
Total in-house originations(1)	$6,061,553	$8,835,335	$9,768,037	$(2,773,782)	(31.4)%	$(3,706,484)	(37.9)%
Brokered loans	$53,095	$45,204	$13,315	$7,891	17.5%	$39,780	298.8%
Total originations	$6,114,648	$8,880,539	$9,781,352	$(2,765,891)	(31.1)%	$(3,666,704)	(37.5)%
In-house loans closed	19	29	35	(10)	(34.5)%	(16)	(45.7)%
Average loan amount	$319	$305	$279	$14	4.6%	$40	14.3%
Purchase	65.7%	62.0%	37.1%	3.7%	6.0%	28.6%	77.1%
Refinance	34.3%	38.0%	62.9%	(3.7)%	(9.7)%	(28.6)%	(45.5)%
Service retained(2)	89.3%	79.5%	94.2%	9.8%	12.3%	(4.9)%	(5.2)%
Service released(3)	10.7%	20.5%	5.8%	(9.8)%	(47.8)%	4.9%	84.5%
Gain on sale margin (bps)(4)	400	347	457	53	15.3%	(57)	(12.5)%
Total locked volume(5)	$7,737,195	$8,501,611	$10,098,414	$(764,416)	(9.0)%	$(2,361,219)	(23.4)%
Pull-through adjusted locked volume(6)	$7,257,489	$7,780,120	$9,311,747	$(522,631)	(6.7)%	$(2,054,258)	(22.1)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	334	394	480	(60)	(15.2)%	(146)	(30.4)%
Weighted average loan-to-value	79.6%	78.9%	77.6%	0.7%	0.9%	2.0%	2.6%
Weighted average credit score	738	738	749	—	—%	(11)	(1.5)%
Weighted average note rate	3.7%	3.2%	2.8%	0.5%	15.6%	0.9%	32.1%
Days application to close	47	49	60	(2)	(4.1)%	(13)	(21.7)%
Days close to purchase by investors	14	15	15	(1)	(6.7)%	(1)	(6.7)%
Purchase recapture rate	29.2%	34.9%	24.5%	(5.7)%	(16.3)%	4.7%	19.2%
Refinance recapture rate	55.3%	60.7%	68.7%	(5.4)%	(8.9)%	(13.4)%	(19.5)%
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
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 93.8%, 91.5% and 92.2% for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.

The decreases in gain on sale of loans and loan origination fees for the three months ended March 31, 2022 compared to the sequential quarter and the same period in the prior year was driven by decreases in loan sales of $1.9 billion or 21.3% and $2.8 billion or 28.4%, respectively. In 2021, volume across the industry began to decrease especially towards the end of the year. The capacity constraints amongst mortgagors started to diminish along with increases in mortgage interest rates and, as a result, such companies began lowering their margins through pricing. This is reflective in our gain on sale decreasing from 457 basis points during the three months ended March 31, 2021 to 400 basis points during the three months ended March 31, 2022.
Loan Servicing and Other Fees
The table below provides additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
Servicing fee income	$51,564	$50,493	$43,856	$1,071	2.1%	$7,708	17.6%
Other ancillary fees	1,544	1,537	1,271	7	0.5%	273	21.5%
Loan modification fees	414	306	435	108	35.3%	(21)	(4.8)%
Interest on impound accounts	(345)	(676)	(363)	331	(49.0)%	18	(5.0)%
Total loan servicing and other fees	$53,177	$51,660	$45,199	$1,517	2.9%	$7,978	17.7%
The table below provides additional details regarding our servicing portfolio composition and key performance indicators for the period presented.

	Three Months Ended			Seq Quarter		YoY
($ and units in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Change	% Change	Change	% Change
Beginning UPB of servicing portfolio(1)	$70,938,588	$67,964,979	$59,969,653	$2,973,609	4.4%	$10,968,935	18.3%
New UPB origination additions(2)	6,061,553	8,835,335	9,768,037	(2,773,782)	(31.4)%	(3,706,484)	(37.9)%
Less:
UPB originations sold service released(3)	773,007	1,614,059	554,144	(841,052)	(52.1)%	$218,863	39.5%
Loan payoffs	2,407,213	3,697,413	5,825,554	(1,290,200)	(34.9)%	(3,418,341)	(58.7)%
Loan principal reductions	562,962	546,808	457,735	16,154	3.0%	105,227	23.0%
Loan foreclosures	6,384	3,446	8,995	2,938	85.3%	(2,611)	(29.0)%
Ending UPB of servicing portfolio	$73,250,575	$70,938,588	$62,891,262	$2,311,987	3.3%	$10,359,313	16.5%
Average UPB of servicing portfolio	$72,094,582	$69,451,784	$61,430,458	$2,642,798	3.8%	$10,664,124	17.4%
Weighted average servicing fee	0.30%	0.30%	0.30%	—	—%	—	—%
Weighted average coupon rate	3.3%	3.3%	3.5%	—%	—%	(0.2)%	(5.7)%
Weighted average prepayment speed(4)	9.2%	13.5%	13.7%	(4.3)%	(31.9)%	(4.5)%	(32.8)%
Weighted average credit score	734	734	732	—	—%	2.0	0.3%
Weighted average loan age (in months)	21.6	20.8	21.5	0.8	3.8%	0.1	0.5%
Weighted average loan-to-value	79.9%	80.0%	81.1%	(0.1)%	(0.1)%	(1.2)%	(1.5)%
MSR multiple (period end)(5)	4.4	3.3	3.2	1.1	33.3%	1.2	37.5%
Loans serviced (period end)	307	301	280	6.0	2.0%	27.0	9.6%
Loans delinquent 60-plus days (period end)	4.9	5.7	8.6	(0.8)	(14.0)%	(3.7)	(43.0)%
Loan delinquency rate 60-plus days (period end)	1.6%	1.9%	3.1%	(0.3)%	(15.8)%	(1.5)%	(48.4)%
___________________________
(1)Excludes $729.7 million at March 31, 2021 subserviced by a third party. During the fourth quarter of 2021, we sold our subservicing portfolios.
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
Total loan servicing and other fees increased for the three months ended March 31, 2022 compared to the sequential quarter and the same period in the prior year due to the 3.8% and 17.4%, respectively, increase in our average servicing portfolio and the increase in the number of loans serviced. The number of customers in our servicing portfolio who requested forbearance relief under the CARES Act steadily declined during 2021 and the first quarter of 2022. As customers exited forbearance, we resumed collecting servicing fees and ancillary income from those customers.
Valuation Adjustment of Mortgage Servicing Rights

The table below presents our MSR valuation adjustment for the periods presented.

	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
MSR valuation adjustment	$184,601	$(16,991)	$35,743	$201,592	1,186.5%	$148,858	416.5%

The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. Average 30-year mortgage rates increased by 70 basis points during the three months ended March 31, 2022, compared to a 20 basis point decrease during the three months ended March 31, 2021. Additionally, the weighted average estimated prepayment speed of loans in our servicing portfolio was 9.2% at March 31, 2022 compared to 13.5% and 13.7% at December 31, 2021 and March 31, 2021, respectively. A lower prepayment speed indicates that prepayments will decrease in the future, which results in an increase in the value of the mortgage servicing right asset.
Interest Income

	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
Interest income, funding	$14,060	$15,781	$12,690	$(1,721)	(10.9)%	$1,370	10.8%
Interest income earnings credit	267	659	713	(392)	(59.5)%	(446)	(62.6)%
Wire transfer fees	936	1,284	1,695	(348)	(27.1)%	(759)	(44.8)%
Total interest income	$15,263	$17,724	$15,098	$(2,461)	(13.9)%	$165	1.1%
Interest income, funding for the three months ended March 31, 2022 decreased compared to the sequential quarter primarily due to the reduction in origination volume of $2.8 billion partially offset by the increase in the weighted average note rate of originated loans from 3.2% for the three months ended December 31, 2021 to 3.7% for the three months ended March 31, 2022. Interest income, funding increased for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to the increase in the weighted average note rate of originated loans from 2.8% for the three months ended March 31, 2021 to 3.7% for the three months ended March 31, 2022.
Interest Expense

	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
Interest expense, funding facilities	$(5,162)	$(9,336)	$(8,392)	$4,174	(44.7)%	$3,230	(38.5)%
Interest expense, other financing	(1,961)	(1,918)	(1,598)	(43)	2.2%	(363)	22.7%
Bank servicing charges	(2,702)	(2,375)	(3,117)	(327)	13.8%	415	(13.3)%
Payoff interest expense	(4,298)	(1,912)	(3,374)	(2,386)	124.8%	(924)	27.4%
Miscellaneous interest expense	(15)	(19)	(30)	4	(21.1)%	15	(50.0)%
Total interest expense	$(14,138)	$(15,560)	$(16,511)	$1,422	(9.1)%	$2,373	(14.4)%
Total interest expense decreased primarily due to decreased origination volume of $2.8 billion and $3.7 billion for the three months ended December 31, 2021 and March 31, 2021, respectively, compared to the three months ended March 31, 2022. Separately, in the current year we began recording payoff interest expense related to FHLMC loans in a different account which is included in payoff interest expense. Previously this expense was included in interest expense, funding facilities. For the three months ended March 31, 2022 there was $3.0 million of this expense compared to $3.1 million and $2.7 million for the three months ended December 31, 2021 and March 31, 2021, respectively.
Summary of Expenses

	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
Salaries, incentive compensation and benefits	$187,329	$249,609	$266,724	$(62,280)	(25.0)%	$(79,395)	(29.8)%
General and administrative	(5,630)	7,758	26,906	(13,388)	(172.6)%	(32,536)	(120.9)%
Occupancy, equipment and communication	18,312	19,820	14,832	(1,508)	(7.6)%	3,480	23.5%
Depreciation and amortization	3,913	4,119	1,654	(206)	(5.0)%	2,259	136.6%
(Relief) provision for foreclosure losses	(321)	(212)	2,462	(109)	51.4%	(2,783)	(113.0)%
Total expenses	$203,603	$281,094	$312,578	$(77,491)	(27.6)%	$(108,975)	(34.9)%

Salaries, Incentive Compensation and Benefits

	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
Incentive compensation	$77,020	$128,401	$150,968	$(51,381)	(40.0)%	$(73,948)	(49.0)%
Salaries	84,273	95,225	83,710	(10,952)	(11.5)%	563	0.7%
Benefits	26,036	25,983	32,046	53	0.2%	(6,010)	(18.8)%
Total salaries, incentive compensation and benefits expense	$187,329	$249,609	$266,724	$(62,280)	(25.0)%	$(79,395)	(29.8)%
Incentive compensation expense decreased due to a decrease in variable incentive compensation paid to sales employees. This compensation is based on origination volume which decreased 31.4% and 37.9% for the three months ended December 31, 2021 and March 31, 2021, respectively, compared to the three months ended March 31, 2022. Incentive compensation is also based on the management of operating expenses, which resulted in lower compensation earned for the three months ended March 31, 2022 due to higher expenses as a percentage of volume.
Salaries expense for the three months ended March 31, 2022 decreased compared to the sequential quarter primarily due to a decrease of $4.7 million for reduced accruals for bonus compensation as well as reduced compensation on a per unit basis due to the decrease in volume. In addition there was $5.5 million of reduced costs for overtime and reduced costs due to lower headcount which are both a result of lower volume.
Benefits expense remained flat compared to the sequential quarter primarily due to an increase of $4.2 million in payroll taxes as individual Social Security taxable wage base limits were met towards the end of 2021, which is typical in most years, offset by a decrease of $3.1 million on our deferred compensation plan driven by fluctuations in the fair market value of the underlying funds. Benefits expense decreased compared to the same period in the prior year primarily due to a decrease of $2.5 million on our deferred compensation plan driven by fluctuations in the fair market value of the underlying funds, $2.1 million in lower payroll taxes due to reduced incentive compensation and a $1.7 million decrease in profit sharing for executives, a portion of which is tied to the Company's profitability performance.
General and Administrative

	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
Contingent liability fair value adjustment	$(28,891)	$(13,630)	$6,620	$(15,261)	112.0%	$(35,511)	(536.4)%
Professional fees	13,668	11,102	12,762	2,566	23.1%	906	7.1%
Advertising and promotions	5,284	4,966	4,092	318	6.4%	1,192	29.1%
Office supplies, travel and entertainment	3,073	3,181	2,459	(108)	(3.4)%	614	25.0%
Miscellaneous	1,236	2,139	973	(903)	(42.2)%	263	27.0%
Total general and administrative expense	$(5,630)	$7,758	$26,906	$(13,388)	(172.6)%	$(32,536)	(120.9)%
The decreases to the contingent liability fair value adjustment were primarily due to revisions made to forecasted amounts related to our RMS acquisition.
Professional fees increased compared to the sequential quarter primarily due to increases of $0.4 million in accounting and audit-related fees and $1.5 million in increased per-loan verification fees.

Occupancy, Equipment and Communication

	Three Months Ended			Seq Quarter		YoY
($ in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	$ Change	% Change	$ Change	% Change
Occupancy	$10,790	$10,679	$8,349	$111	1.0%	$2,441	29.2%
Equipment	2,185	2,239	2,215	(54)	(2.4)%	(30)	(1.4)%
Communication	5,337	6,902	4,268	(1,565)	(22.7)%	1,069	25.0%
Total occupancy, equipment and communication expense	$18,312	$19,820	$14,832	$(1,508)	(7.6)%	$3,480	23.5%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases. Communication expense decreased compared to the sequential quarter due to overall decreasing costs for technology services and products. Communication expense increased compared to the same period in the prior year due to additional communication services incurred from the RMS acquisition during the third quarter of 2021.
(Relief) Provision for Foreclosure Losses
We experienced a decrease in overall foreclosure starts and sales due to the CARES Act’s foreclosure moratorium and the federal government’s subsequent extension of its mortgage forbearance programs. Since the moratorium has ended, we anticipate an increase in the time needed to complete a foreclosure due to expected delays throughout the foreclosure process, which in turn increases our estimated per-loan losses. Our reserves decreased for the three months ended March 31, 2022 compared to the sequential quarter and same period in the prior year due to decreases in delinquency rates of loans in our servicing portfolio and an increase in loan workouts completed through the year, partially offset by an increase in expected per-loan losses. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Summary Results by Segment for the Three Months Ended March 31, 2022, December 31, 2021 and March 31, 2021
We measure the performance of our segments primarily based on their net income. See below for an overview and discussion of each of our segments’ results for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021. These results do not include unallocated corporate costs. See Note 16, Segments, in Part I, Item 1 for additional information about our segments.
Origination

	Three Months Ended
($ and units in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
Total in-house originations	$6,061,553	$8,835,335	$9,768,037
Funded loans	19	29	35
Loan origination fees and gain on sale, net	$238,521	$301,839	$444,797
Interest income	7,117	5,335	2,846
Other income, net	—	(4)	—
Net revenue	245,638	307,170	447,643
Salaries, incentive compensation and benefits	174,326	231,168	250,815
General and administrative	(11,711)	2,179	22,638
Occupancy, equipment and communication	16,107	16,680	13,173
Depreciation and amortization	3,481	3,766	893
Total expenses	182,203	253,793	287,519
Net income allocated to origination	$63,435	$53,377	$160,124
The increase in the origination segment's net income for the three months ended March 31, 2022 compared to the sequential quarter was primarily driven by a gain of $28.9 million related to the valuation adjustment on our contingent earn-out liability. The decrease in the origination segment's net income for the three months ended March 31, 2022 compared to the same period in the prior year was due to a decrease in revenue earned from loan origination fees and gain on sale of loans, net of $206.3 million, a decrease in gain on sale margins of 57 basis points or 12.5% and a 37.9% decrease in origination volume.

Salaries, incentive compensation and benefits expense decreased for the three months ended March 31, 2022 compared to the sequential quarter and the same period in the prior year due to decreased variable incentive compensation paid to our origination teams and reduced headcount due to declines in origination volume.
The increases in occupancy, equipment and communication as well as depreciation and amortization for the three months ended March 31, 2022 compared to the same period in the prior year was primarily due to additional communication services incurred in connection with the acquisition of RMS in July 2021.
Servicing

	Three Months Ended
($ and units in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
UPB of servicing portfolio (period end)	$73,250,575	$70,938,588	$62,891,262
Loans serviced (period end)	307	301	280
Loan servicing and other fees	$53,177	$51,660	$45,199
Loan origination fees and gain on sale, net	4,118	4,369	1,792
Other income, net	19	63	22
Total revenue	57,314	56,092	47,013
Valuation adjustment of MSRs	184,601	(16,991)	35,743
Interest expense	(4,267)	(1,565)	(2,861)
Net revenue	237,648	37,536	79,895
Salaries, incentive compensation and benefits	7,258	7,066	7,213
General and administrative	2,668	2,110	1,856
Occupancy, equipment and communication	1,104	1,103	1,108
Depreciation and amortization	162	164	190
(Relief) provision for foreclosure losses	(321)	(212)	2,462
Total expenses	10,871	10,231	12,829
Net income allocated to servicing	$226,777	$27,305	$67,066
The increase in the servicing segment's net income for the three months ended March 31, 2022 compared to the sequential quarter and the same period in the prior year was primarily driven by an upward adjustment to the fair value of our MSRs of $184.6 million. See discussion above under "Valuation Adjustment of Mortgage Servicing Rights".
Loan servicing and other fees increased due to the increases in our UPB of our servicing portfolio.
The delinquency rate has steadily declined during 2021 and the first quarter of 2022; therefore, we have continued to decrease our provision for foreclosure losses accordingly.
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
•payment of dividends;
•share repurchases; and
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
As discussed in Note 10, Warehouse Lines of Credit to the condensed consolidated financial statements included in Part I, Item 1, as of March 31, 2022, we had ten different loan funding facilities in different amounts and with various maturities. As of March 31, 2022, the aggregate available amount under our loan facilities was approximately $3.1 billion, with combined outstanding balances of approximately $1.2 billion.
As discussed in Note 11, Notes Payable to the condensed consolidated financial statements included in Part I, Item 1, as of March 31, 2022, we had three different MSR notes payable in different amounts with different maturities. As of March 31, 2022, the aggregate available amount under our MSR notes payable was $475.0 million, with combined outstanding balances of $160.0 million and unutilized capacity of $200.0 million, based on total committed amounts and our borrowing base limitations. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of March 31, 2022, we had posted $46.9 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We also have an early buyout facility which is included in our warehouse lines of credit. This facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, at March 31, 2022, the outstanding balance on the facility was $25.0 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of March 31, 2022 and December 31, 2021.
Our debt obligations are summarized below by facility as of March 31, 2022:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$141,484	$600,000		January 2023
	74,647	250,000		August 2022
	363,979	400,000		March 2023
	4,046	200,000		June 2022
	130,425	300,000		September 2022
	223,188	500,000	(1)	July 2022
	71,126	200,000		April 2023
	94,044	250,000	(2)	N/A
	29,927	300,000	(3)	N/A
	25,047	75,000	(4)	March 2025
MSR notes payable	125,000	175,000	(5)	March 2024
	—	200,000	(6)	June 2022
	35,000	100,000		July 2022
___________________________

(1)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.
(2)This facility's maturity date is 30 days from written notice by either the financial institution or the Company.
(3)This facility agreement is due on demand.
(4)Each buyout transaction carries a maximum term of four years from the date of repurchase.
(5)Facility provides for committed amount of $125.0 million, which can be increased up to $175.0 million.
(6)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market which, in turn, could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of March 31, 2022 and December 31, 2021.
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
Cash Flows
Our cash flows are summarized below:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$871,746	$34,349
Net cash used in investing activities	(1,050)	(667)
Net cash used in financing activities	(868,505)	(53,354)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,191	$(19,672)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Loans held for sale	$922,417	$22,850
Other operating sources	(50,671)	11,499
Net cash provided by operating activities	$871,746	$34,349
Cash provided by loans held for sale increased due to a larger increase in proceeds on sale and payments from mortgage loans held for sale compared to cash used for origination of mortgage loans held for sale. The decrease in cash provided by other operating sources was primarily due to increases in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of purchases of property and equipment. Cash used in investing activities decreased for the three months ended March 31, 2022 compared to the same period in 2021, which was primarily due to less cash used for purchases of property and equipment.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the increase in loan origination volume.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Warehouse lines of credit	$(770,630)	$(72,103)
Other financing sources	(97,875)	18,749
Net cash used in financing activities	$(868,505)	$(53,354)
The increase in cash used in warehouse lines of credit for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to higher net repayments on our warehouse lines of credit. The increase in cash used in other financing sources for the three months ended March 31, 2022 compared to the same period in 2021, was primarily driven by repayments of $90.0 million during the three months ended March 31, 2022 compared to net repayments of $19.3 million for the three months ended March 31, 2021 on our MSR notes payable. We did not borrow against our MSR notes payable for the three months ended March 31, 2022. During the three months ended March 31, 2022 we made payments of $7.3 million on acquisition-related contingent liabilities.

Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand.
Material Cash Requirements

Our material cash requirements include servicing our debt obligations as described above and the following contractual obligations.

Repurchase and indemnification obligations

In the ordinary course of business, we are exposed to liability with respect to certain representations and warranties that we make to the investors who purchase the loans that we originate. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of these representations and warranties, or in the case of early payment defaults. In addition, in the event of an early payment default, we are contractually obligated to refund certain premiums paid to us by the investors who purchased the related loan. See Note 14, Commitments and Contingencies to the condensed consolidated financial statements in Part I, Item 1.

Interest rate lock commitments, loan sale and forward commitments

We enter into IRLCs with borrowers who have applied for residential mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans, adjusted for pull-through, were approximately $2.7 billion and $2.2 billion as of March 31, 2022 and December 31, 2021, respectively.

Critical Accounting Estimates and Significant Accounting Policies
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
There have been no material changes to our critical accounting estimates and assumptions during the three months ended March 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
There have been no changes in our significant accounting policies during the three months ended March 31, 2022 from those disclosed in Note 1, Business, Basis of Presentation, and Accounting Policies in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our certifying officers, with the participation of our management, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon and as of the date of the evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to material weaknesses in internal controls over financial reporting that were previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting because we did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. This resulted in ineffective general information technology controls over user access and change management within the general ledger and loan systems. The deficiencies also contributed to ineffective monitoring of consistent operation of internal control over financial reporting and ineffective evaluation of the reliability of information used in controls. We previously began implementing a remediation plan to address these material weaknesses. The material weaknesses will be considered fully remediated once the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We have made progress towards remediation and will continue to implement our remediation plan for the material weaknesses in internal control over financial reporting described above and to diligently review our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the steps taken to work towards the remediation of the material weaknesses identified above, there were no changes in our internal control over financial reporting identified during the first quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business has been, and will continue to be, affected by a number of factors that are beyond our control, including the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions, including the effects of the COVID-19 pandemic. Furthermore, our clients’ and potential clients’ income, and thus their ability and willingness to make home purchases and mortgage payments, may be negatively affected by macroeconomic factors such as inflation and future expectations of inflation, unemployment, wage deflation, changes in property values and taxes, and the availability and cost of credit. In addition, continuing low inventory levels of homes for sale and housing generally may depress home loan purchase activity. As a result, these macroeconomic factors can adversely affect our origination volume.
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
We highly depend on certain U.S. government-sponsored entities and government agencies, and any organizational or pricing changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial condition and results of operations.
A substantial portion of the loans we originate are loans eligible for sale to the GSEs, and government insured or guaranteed loans, such as loans backed by the Federal Housing Association ("FHA"), the Department of Veterans Affairs ("VA") and the USDA, eligible for Ginnie Mae securities issuance. The future of GSEs is uncertain, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. If the operation of the GSEs is discontinued or reduced, if there is a significant change in their organization or capital structure, financial condition, activity levels or roles in the primary or secondary mortgage markets or in their pricing and underwriting criteria or if we lose approvals with those agencies or our relationships with those agencies is otherwise adversely affected, our business, financial condition and results of operations could be adversely affected.
Changes in prevailing interest rates or U.S. monetary policies may have a detrimental effect on our business. Our hedging strategies may not be successful in mitigating interest rate risk.

Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally changes along with interest rates. Increasing interest rates currently being experienced in the U.S. could adversely impact our origination volume because refinancing an existing loan may be less attractive for homeowners and qualifying for a purchase loan may be more difficult for some borrowers. Furthermore, an increase in interest rates could also adversely affect our margins due to increased competition among originators. On the other hand, decreasing interest rates may cause a large number of borrowers to refinance, which could result in the loss of future net servicing revenues with an associated write-down of the related MSRs. As such, volatility in prevailing interest rates may have a detrimental effect on our financial performance and results of operations. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the Federal Reserve System could influence not only consumer demand for mortgages but also the fair value of our financial assets and liabilities.
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
The servicing agreements under which we service mortgage loans for GSE and non-GSE loan purchasers require that we comply with certain servicing guidelines and abide by certain financial and restrictive covenants. Under the terms of our master servicing agreements with the GSEs and non-GSEs that purchase the loans we originate, the loan purchasers generally retain the right to terminate us as servicer of the loans we service on their behalf, with or without cause. If we were to have our MSRs terminated on a material portion of our servicing portfolio, or if our costs related to servicing mortgages were increased by the way of additional fees, fines or penalties or an increase in related compliance costs, this could materially and adversely affect our business.
Our mortgage loan origination and servicing activities rely on our loan funding facilities to fund mortgage loans and otherwise operate our business. If one or more of those facilities are terminated, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We currently, and may in the future continue to, depend upon several lenders to provide the primary funding facilities for our loans. As of the date of this Quarterly Report, we had twelve warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $3.1 billion. Additionally, as of March 31, 2022, we were party to (i) a term loan credit agreement with one of our warehouse banks, which agreement is collateralized by our Fannie Mae MSRs and provides for a term loan facility of $125.0 million (which can be increased to up to $175.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $100.0 million.

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
The RMS acquisition and any future acquisitions and investments may cause our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated benefits from such acquisitions and investments.

We have acquired and may in the future acquire or make investments in, complementary or what we view as strategic businesses, services or products. The ultimate success of these acquisitions, including the RMS acquisition, will depend, in part, on our ability to successfully combine and integrate the acquired companies into our business, and realize the synergies and anticipated strategic, financial and other benefits from the acquisitions. If we are unable to achieve these objectives within the anticipated time frame, or at all, the value of our Class A common stock may decline.
The integration of any acquired company and, in particular RMS, may result in material challenges, including, without limitation:
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
•the possibility of faulty assumptions underlying expectations regarding the integration process and/or our inability to integrate RMS or other acquisitions in the same manner, or with the same degree of success, as we have integrated past acquisitions;
•unanticipated issues in integrating information technology, communications and other systems;
•the businesses and assets we acquire through acquisitions might not perform at levels we expect, and we may not be able to achieve the anticipated synergies;
•the possibility that we incur additional indebtedness to pay for acquisitions, thereby increasing our leverage and diminishing our liquidity, or issue equity, which could result in dilution to our stockholders;
•the failure of RMS or other acquisitions to continue to grow under our ownership; and
•unforeseen expenses, costs, liabilities or delays associated with the acquisitions.
Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
The COVID-19 pandemic is also affecting our mortgage servicing operations. The federal government enacted the CARES Act, which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. In February 2021, the Federal Housing Finance Agency (“FHFA”), United States Department of Housing and Urban Development ("HUD"), the VA, and the USDA announced an extension of the forbearance period of three to six months depending on the loan type. In September 2021, HUD, the VA, and the USDA announced an extension of the period for FHA-insured, VA-guaranteed or USDA direct loan holders to request forbearance to run concurrently with the duration of the COVID-19 national emergency. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we have recorded, and expect to record additional, increases in delinquencies in our servicing portfolio, which may require us to finance substantial amounts of advances of principal and interest, property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. We expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period, or at all. Additionally, we were prohibited through December 31, 2021, from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings. As a result, the effects of the CARES Act forbearance requirements reduced our servicing income, increased our servicing expenses, and required significant unreimbursed cash outlays.
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
To protect the health and safety of our employees and in response to government actions or restrictions in connection with the onset of the COVID-19 pandemic, our workforce shifted from in-person to remote work environment. We have since transitioned to a hybrid work environment in which a portion of our workforce may work in-person. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid in-person workforce.
To protect the health and safety of our employees and in response to government actions or restrictions in connection with the onset of the COVID-19 pandemic, our workforce shifted from in-person to remote work environment. We have since transitioned to a hybrid work environment in which a portion of our workforce may work in-person. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid in-person workforce. These changes to our operations going forward present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber-attacks due to increased remote work, potential strains to our business continuity plans, and increased costs to insure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues. In addition, although government authorities are in varying stages of lifting or modifying some of these measures, some may in the future reinstitute these measures or impose new, more restrictive measures if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time or we experience surges from new variants. Such restrictive measures could also slow certain aspects of our operations that depend on third parties such as appraisers, closing agents, and others for loan-related verifications.
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
Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Although we have expanded our presence in the northeast United States with our recent acquisition of RMS, we may face a competitive disadvantage as a result of our concentration primarily in the northwest United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, which we believe will increase throughout the course of 2022 as the Federal Reserve combats rising inflation, may lead to increased competition for remaining loan originations. Any increase in these competitive pressures could have an adverse effect on our business, prospects, financial condition, and results of operations.
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
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the CARES Act and the temporary period of forbearance that is being offered for clients unable to pay on certain mortgage loans, may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition, and results of operations could be materially and adversely affected as a result. As of March 31, 2022, loans representing approximately 1.1% of the loans in our servicing portfolio were in forbearance.
A substantial portion of our assets are measured at fair value. From time to time our estimates of their value prove to be inaccurate and we are required to write them down.
We record the value of our MSRs, IRLCs, mortgage loans held for sale (“MLHS”), the contingent liabilities related to our completed acquisitions, and our inventory of loans for which we have repurchase rights at fair value. Fair value determinations require many assumptions and complex analyses for which we cannot control many of the underlying factors. From time to time our estimates prove to be incorrect and we are required to write down the value of these assets, which could adversely affect our earnings, financial condition, and liquidity.
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
The mortgage industry is continually undergoing rapid technological change with frequent introductions of new products and services. We seek to differentiate ourselves by the range of mortgage programs we offer and rely on our internally-developed technology to make our platform available to our loan officers, evaluate mortgage applicants, service loans and enable greater operational efficiency. Our future success and growth depend, in part, upon our ability to develop new products and services that satisfy changing client demand and use technology to provide a desirable client experience and to create additional efficiencies in our operations. If we fail to predict demand and develop, commercially market, and achieve acceptance of attractive products and services, our business and prospects could be adversely affected. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays, may cause us to fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial. Failure to keep pace successfully with technological change affecting the mortgage industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

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
As a result of the continuing COVID-19 pandemic, a significant portion of our employees continue to work remotely. This transition to a prolonged remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and computer systems, increased risk of phishing, ransomware, and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal or confidential information.
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
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. For the period ended March 31, 2022, Ginnie Mae accounted for 28.6% of the UPB of our servicing portfolio.
As of March 31, 2022, we have a reserve of $17.4 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
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

Maintaining strong brand recognition and a reputation for trustworthiness and for delivering a superior client experience is important to our business. If we fail to protect our brand and deliver on these expectations, or if negative public opinion relating to Guild or other mortgage industry participants resulting from actual or alleged conduct in mortgage origination, servicing or other activities, government oversight or regulation, litigation or other matters should occur, these events could harm our reputation and damage our ability to attract and retain clients or maintain our referral network, which could adversely affect our business. Our reputation may also be negatively impacted by our environmental, social and governance practices and disclosures, including climate change practices and disclosures.
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
The Financial Stability Oversight Council (“FSOC”) has recommended that federal and state regulators strengthen the prudential regulation of nonbank mortgage origination and servicing companies and has issued guidance describing the process FSOC would follow if it were to consider making a determination to subject a nonbank financial company to supervision by the Board of Governors of the Federal Reserve System and prudential standards. The FSOC has also been conducting a review of the secondary mortgage market focused on the regulation of the GSEs. Additionally, the Conference of State Bank Supervisors (“CSBS”) has issued a proposal for enhancing regulatory prudential standards for nonbank mortgage servicers subject to licensing and supervision by state financial regulators. The CSBS prudential regulatory proposal includes standards for capital, liquidity, risk management, data standards and integrity, data protection and cyber risk, corporate governance, servicing transfer requirements, and change of control requirements. To the extent that the FSOC and other regulators move forward with new prudential reforms of nonbank mortgage originators or servicers (including designating nonbank mortgage companies for heightened prudential regulation by the Federal Reserve), the markets they serve, or the secondary mortgage market, it could materially affect the operating costs, competitiveness, business plan, and prospects of our business.

Failure to comply with fair lending laws and regulations could lead to a wide variety of sanctions that could have a material adverse effect on our business, financial condition, and results of operations.
Anti-discrimination statutes, such as the Housing Act, ECOA, and other fair lending laws and regulations prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion, and national origin. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. The Department of Justice has recently announced an initiative pledging to crack down on discriminatory lending practices. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. As a result, various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative affect on a protected class of individuals). Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Housing Act and ECOA in the context of mortgage loan lending and servicing. Compliance with anti-discrimination prohibitions, and particularly the disparate impact theory, creates a significant administrative burden and potential liability for failure to comply. In addition, regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting fair lending, fair housing and other claims that the practices of lenders and loan servicers result in a disparate impact on protected classes. A successful regulatory challenge to our performance under these fair lending laws and regulations could result in a wide variety of sanctions, including damages, injunctive or equitable relief, and civil money penalties. In addition to reputational harm, such sanctions could have a material adverse effect on our business, financial condition, and results of operations. More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. Any such changes in laws, regulations or interpretations could have a detrimental effect on our business.

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
These requirements will not apply to us as long as we remain a controlled company. Accordingly, investors in our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. We have currently elected to rely on the exemptions above except that we have a nominating and corporate governance committee composed entirely of independent directors.

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
•the inability of stockholders to remove directors without cause after MCMI, any other investment funds affiliated with MCMI, and any company or other entity controlled by, controlling or under common control with MCMI or any such investment fund (other than any portfolio company) cease to beneficially own a majority of the combined voting power of our capital stock; and
•the ability of our directors, not our stockholders, to fill vacancies on the Board of Directors.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with this Annual Report, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In connection with the preparation of our financial statements, material weaknesses in our internal control over financial reporting were identified as of December 31, 2021, which remain unremediated as of

March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. These actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial reports. As a result, access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our Class A common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Also, the existence of any material weaknesses could require management to devote significant time and incur significant expense to remediate any such material weaknesses, and management may not be able to remediate any such material weaknesses in a timely manner, or at all. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.
We concluded that our disclosure controls and procedures were not effective as of March 31, 2022 and if we do not remediate our disclosure controls and procedures in a timely manner or fail to maintain effective disclosure controls and procedures in the future, we may not be able to meet applicable reporting requirements, which could materially and adversely affect us.

We are subject to the informational requirements of the Exchange Act and are required to file reports and other information with the SEC. As a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Due to the material weaknesses in our internal control over financial reporting we identified as of December 31, 2021 which remain unremediated as of March 31, 2022 as discussed above, we concluded that our disclosure controls and procedures were not effective as of March 31, 2022. We have taken certain measures to remediate our material weaknesses as discussed above but it may be difficult or time consuming to remediate them in a timely manner. Any failure to timely effect any necessary improvements thereto or to maintain effective disclosure controls and procedures in the future could cause us to fail to meet our reporting obligations (which could affect the listing of our Class A common stock on the NYSE). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation, and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the trading price of our Class A common stock.
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

From time to time, we have been, and may continue to be, involved in various legal proceedings, including, but not limited to, actions related to our lending and servicing practices as well as alleged violations of the local, state and federal laws to which our business is subject. See "Part II, Item 1 – Legal Proceedings.” Claims may be expensive to defend and may divert management’s time away from our operations, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, and the resolution of such matters may result in significant financial payments by, or penalties imposed upon, us, restrictions on our business and operations, or other remedies, in which case those litigation matters could have a material and adverse effect on our business, operating results, financial condition and prospects.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)
10.1*	Side Letter dated February 28, 2022 by and between Guild Mortgage Company LLC and RMS Shareholder Representative, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
#    This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILD HOLDINGS COMPANY

Dated: May 6, 2022	By:	/s/ Mary Ann McGarry
	Name:	Mary Ann McGarry
	Title:	Chief Executive Officer

Dated: May 6, 2022	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer