Form 10-Q
period 2022-06-30
Guild Holdings Co
filed 2022-08-08
CIK 1821160

Table of Contents1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
As of August 1, 2022, the registrant had 20,549,390 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

Table of Contents1
GUILD HOLDINGS COMPANY

Table of Contents1
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
Important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements include, but are not limited to, those factors described below under “Summary of Risk Factors” and in Part II, Item 1A. "Risk Factors” in this Quarterly Report.
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

As used herein, "Guild," "the Company," "we," "us," "our," and similar terms include Guild Holdings Company and its subsidiaries, unless the context indicates otherwise.

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
•Macroeconomic and U.S. residential real estate market conditions have and could further materially and adversely affect our clients, origination volume, revenue, and results of operations.

Table of Contents1
•We highly depend on certain U.S. government-sponsored entities and government agencies, and any organizational or pricing changes in these entities, their guidelines or their current roles could materially and adversely affect us.
•Changes in prevailing interest rates or U.S. monetary policies have had and may continue to have a detrimental effect on our business. Our hedging strategies may not be successful in mitigating interest rate risk.
•Our servicing rights are subject to termination with or without cause.
•Our existing and any future indebtedness could adversely affect our liquidity and our ability to operate our business.
•A significant disruption in the technology that supports our origination and servicing platform could harm us.
•The acquisition of Residential Mortgage Services Holdings, Inc. ("RMS") has caused, and the RMS acquisition or other future acquisitions or investments may in the future cause, our financial results to differ from expectations; we may not be able to achieve anticipated benefits from the RMS acquisition or other future acquisitions or investments.
•The coronavirus ("COVID-19") pandemic has created economic, financial and public health disruptions that have and are expected to continue to adversely affect the national economy and the local economies in the communities in which we operate
•Pressure from existing and new competitors may adversely affect us.
•Our failure to maintain or grow our historical referral relationships with our referral partners may materially and adversely affect us.
•Servicing advances can be subject to delays in recovery or may not be recoverable at all.
•From time to time our estimates of the fair value of certain assets prove to be inaccurate and we are required to write them down.
•The success and growth of our business will depend upon our ability to adapt to and implement technological changes and to develop and market attractive products and services.
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
•The dual class structure of our common stock may adversely affect the trading market of our Class A common stock.
•We identified material weaknesses in our internal control over financial reporting.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

Table of Contents1
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$248,987	$243,108
Restricted cash	5,592	5,012
Mortgage loans held for sale	1,249,809	2,204,216
Ginnie Mae loans subject to repurchase right	616,335	728,978
Accounts and interest receivable	23,517	68,359
Derivative assets	23,080	27,961
Mortgage servicing rights, net	1,030,310	675,340
Intangible assets, net	37,050	41,025
Goodwill	173,434	175,144
Other assets	192,845	214,061
Total assets	$3,600,959	$4,383,204
Liabilities and stockholders’ equity
Warehouse lines of credit	$1,148,551	$1,927,478
Notes payable	118,750	250,227
Ginnie Mae loans subject to repurchase right	616,638	729,260
Accounts payable and accrued expenses	44,488	56,836
Accrued compensation and benefits	46,711	75,079
Investor reserves	16,919	18,437
Contingent liabilities due to acquisitions	1,557	59,500
Derivative liabilities	4,121	2,079
Operating lease liabilities	91,272	97,836
Note due to related party	1,580	2,614
Deferred compensation plan	95,040	101,600
Deferred tax liabilities	227,502	142,245
Total liabilities	2,413,129	3,463,191
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,616,015 and 20,723,912 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	206	207
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding as of June 30, 2022 and December 31, 2021	403	403
Additional paid-in capital	43,666	42,175
Retained earnings	1,143,489	877,194
Non-controlling interest	66	34
Total stockholders’ equity	1,187,830	920,013
Total liabilities and stockholders’ equity	$3,600,959	$4,383,204
See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenue
Loan origination fees and gain on sale of loans, net	$207,972	$330,759	$450,611	$777,347
Loan servicing and other fees	54,595	47,652	107,772	92,851
Valuation adjustment of mortgage servicing rights	21,074	(84,789)	205,675	(49,046)
Interest income	14,823	14,635	30,086	29,734
Interest expense	(10,949)	(14,209)	(25,087)	(30,720)
Other income, net	22	61	242	130
Net revenue	287,537	294,109	769,299	820,296
Expenses
Salaries, incentive compensation and benefits	178,192	232,563	365,521	499,287
General and administrative	6,371	31,794	741	58,701
Occupancy, equipment and communication	18,973	14,662	37,285	29,494
Depreciation and amortization	3,808	1,608	7,721	3,262
Provision (relief) for foreclosure losses	1,796	(442)	1,475	2,019
Total expenses	209,140	280,185	412,743	592,763
Income before income tax expense	78,397	13,924	356,556	227,533
Income tax expense	20,108	4,986	90,294	57,991
Net income	58,289	8,938	266,262	169,542
Net income attributable to non-controlling interest	17	—	32	—
Net income attributable to Guild	$58,272	$8,938	$266,230	$169,542

Net income per share attributable to Class A and Class B Common Stock:
Basic	$0.95	$0.15	$4.36	$2.83
Diluted	$0.95	$0.15	$4.31	$2.81
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	61,064	60,000	61,060	60,000
Diluted	61,650	60,260	61,779	60,234
See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2020	19,666,981	$197	40,333,019	$403	$18,035	$717,357	$—	$735,992
Stock-based compensation	—	—	—	—	1,632	—	—	1,632
Net income	—	—	—	—	—	160,604	—	160,604
Balance at March 31, 2021	19,666,981	197	40,333,019	403	19,667	877,961	—	898,228
Dividends paid on Class A and Class B common stock ($1.00 per share)	—	—	—	—	—	(60,000)	—	(60,000)
Dividend equivalents on unvested restricted stock units	—	—	—	—	1,447	(1,447)	—	—
Stock-based compensation	—	—	—	—	1,457	—	—	1,457
Net income	—	—	—	—	—	8,938	—	8,938
Balance at June 30, 2021	19,666,981	$197	40,333,019	$403	$22,571	$825,452	$—	$848,623

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2021	20,723,912	$207	40,333,019	$403	$42,175	$877,194	$34	$920,013
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(40)	40	—	—
Net income	—	—	—	—	—	207,958	15	207,973
Balance at March 31, 2022	20,723,912	207	40,333,019	403	43,407	1,085,192	49	1,129,258
Stock-based compensation	—	—	—	—	1,728	—	—	1,728
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(25)	25	—	—
Vesting of restricted stock units	34,055	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock	(141,952)	(1)	—	—	(1,444)	—	—	(1,445)
Net income	—	—	—	—	—	58,272	17	58,289
Balance at June 30, 2022	20,616,015	$206	40,333,019	$403	$43,666	$1,143,489	$66	$1,187,830

See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$266,262	$169,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,721	3,262
Valuation adjustment of mortgage servicing rights	(205,675)	49,046
Valuation adjustment of mortgage loans held for sale	33,648	36,059
Unrealized loss on derivatives	6,924	48,605
Amortization of right-of-use assets	8,531	7,512
(Relief) provision for investor reserves	(896)	5,604
Provision for foreclosure losses	1,475	2,019
Valuation adjustment of contingent liabilities due to acquisitions	(45,402)	13,114
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(340,002)	(671,268)
Deferred income taxes	85,257	13,690
Other	(4,938)	2,580
Benefit from investor reserves	(622)	(3,312)
Foreclosure loss reserve	(833)	(1,631)
Stock-based compensation	3,000	3,089
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(11,908,191)	(18,077,556)
Proceeds on sale of and payments from mortgage loans held for sale	13,168,952	18,927,552
Accounts and interest receivable	44,200	1,746
Other assets	2,208	(4,244)
Mortgage servicing rights	(149,295)	(180,738)
Accounts payable and accrued expenses	(12,351)	4,255
Accrued compensation and benefits	(28,368)	(37,622)
Income taxes	7,056	(10,737)
Contingent liability payments	(5,241)	(10,792)
Operating lease liabilities	(8,028)	(4,324)
Deferred compensation plan liability	4,035	5,392
Real estate owned, net	21	39
Net cash provided by operating activities	929,448	290,882
Cash flows from investing activities
Proceeds from the sale of property and equipment	176	38
Purchases of property and equipment	(2,546)	(2,019)
Net cash used in investing activities	(2,370)	(1,981)
Cash flows from financing activities
Borrowings on warehouse lines of credit	11,756,682	17,569,580
Repayments on warehouse lines of credit	(12,536,045)	(17,829,843)
Borrowings on MSR notes payable	—	23,500
Repayments on MSR notes payable	(131,250)	(4,250)
Contingent liability payments	(7,300)	—
Net change in notes payable	(1,261)	(1,005)
Repurchases of Class A common stock	(1,445)	—
Dividends paid	—	(60,000)
Net cash used in financing activities	(920,619)	(302,018)
Increase (decrease) in cash, cash equivalents and restricted cash	6,459	(13,117)
Cash, cash equivalents and restricted cash, beginning of period	248,120	339,633
Cash, cash equivalents and restricted cash, end of period	$254,579	$326,516

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$248,987	$322,005
Restricted cash	5,592	4,511

Table of Contents1

Total cash, cash equivalents and restricted cash	$254,579	$326,516
Supplemental information
Cash paid for interest, net	$19,690	$22,819
Cash paid for income taxes, net of refunds	$(2,068)	$55,038
Supplemental disclosure of non-cash investing activities:
Measurement period adjustment to goodwill	$(1,710)	$—
See accompanying notes to condensed consolidated financial statements

Table of Contents1
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
Principles of Consolidation
The Company's condensed consolidated financial statements include the accounts of the Company, Guild Mortgage Company LLC ("GMC"), and their consolidated subsidiaries and those variable interest entities ("VIE") of which the Company is the primary beneficiary.

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

The Company consolidates one VIE. At June 30, 2022, the VIE had minimal assets and liabilities.

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

Table of Contents1
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $0.9 billion and $1.1 billion at June 30, 2022 and December 31, 2021, respectively.
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
The Company updates the valuation of each instrument recorded at fair value on a monthly or quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data. The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants. If it is determined that a change in valuation

Table of Contents1
technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate. Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At June 30, 2022 and December 31, 2021, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — "IRLCs" are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of June 30, 2022 and December 31, 2021, was 92.7% and 91.5%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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

Table of Contents1
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities, which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At June 30, 2022 and December 31, 2021 the range of the risk adjusted discount rate was 12.6% - 14.0%, with a median of 13.9%, and 15.0% - 19.5%, with a median of 19.1%, respectively. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2022:

Table of Contents1

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$92	$—	$—	$92
Derivative
Forward delivery commitments	—	8,480	—	8,480
Interest rate lock commitments	—	—	14,600	14,600
Mortgage loans held for sale	—	1,249,809	—	1,249,809
Mortgage servicing rights	—	—	1,030,310	1,030,310
Total assets at fair value	$92	$1,258,289	$1,044,910	$2,303,291
Liabilities:
Derivative
Forward delivery commitments	$—	$2,765	$—	$2,765
Best efforts sales commitments	—	1,356	—	1,356
Contingent liabilities due to acquisitions	—	—	1,557	1,557
Total liabilities at fair value	$—	$4,121	$1,557	$5,678
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$107	$—	$—	$107
Derivative
Forward delivery commitments	—	5,842	—	5,842
Interest rate lock commitments	—	—	22,119	22,119
Mortgage loans held for sale	—	2,204,216	—	2,204,216
Mortgage servicing rights	—	—	675,340	675,340
Total assets at fair value	$107	$2,210,058	$697,459	$2,907,624
Liabilities:
Derivative
Forward delivery commitments	$—	$2,079	$—	$2,079
Contingent liabilities due to acquisitions	—	—	59,500	59,500
Total liabilities at fair value	$—	$2,079	$59,500	$61,579

Table of Contents1
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the periods ended:

	IRLCs	Contingent Liabilities
Balance at March 31, 2022	$(11,851)	$20,438
Net transfers and revaluation gains	26,451	—
Payments	—	(2,370)
Valuation adjustments	—	(16,511)
Balance at June 30, 2022	$14,600	$1,557

Balance at December 31, 2021	$22,119	$59,500
Net transfers and revaluation gains	(7,519)	—
Payments	—	(12,541)
Valuation adjustments	—	(45,402)
Balance at June 30, 2022	$14,600	$1,557

Balance at March 31, 2021	$38,009	$16,568
Net transfers and revaluation gains	6,477	—
Payments	—	(2,646)
Valuation adjustments	—	6,494
Balance at June 30, 2021	$44,486	$20,416

Balance at December 31, 2020	$130,338	$18,094
Net transfers and revaluation losses	(85,852)	—
Payments	—	(10,792)
Valuation adjustments	—	13,114
Balance at June 30, 2021	$44,486	$20,416
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three and six months ended June 30, 2022 and 2021.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At June 30, 2022 and December 31, 2021, the Company had the following financial assets measured at fair value on a non-recurring basis:
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

Table of Contents1
assets and liabilities to fall into the Level Two bucket in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets' and liabilities' lives.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at June 30, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$616,335	$—	$616,335
Total assets at fair value	$—	$616,335	$—	$616,335
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$616,638	$—	$616,638
Total liabilities at fair value	$—	$616,638	$—	$616,638
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$728,978	$—	$728,978
Total assets at fair value	$—	$728,978	$—	$728,978
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$729,260	$—	$729,260
Total liabilities at fair value	$—	$729,260	$—	$729,260
Fair Value Option
The following is the estimated fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at June 30, 2022	$1,249,809	$1,262,051	$(12,242)
Balance at December 31, 2021	$2,204,216	$2,184,326	$19,890
_______________________________
(1)Represents the amount of gains (losses) included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.
NOTE 3 - ACCOUNTS AND INTEREST RECEIVABLE
Accounts and interest receivable consisted of the following:

	June 30, 2022	December 31, 2021
Trust advances	$21,671	$43,660
Foreclosure advances, net	1,903	19,311
Receivables related to loan sales, net	(621)	3,043
Other	564	2,345
Total accounts and interest receivable	$23,517	$68,359
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts and

Table of Contents1
interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance — beginning of period	$10,271	$13,350	$10,355	$12,402
Utilization of foreclosure reserve	(1,070)	(118)	(833)	(1,631)
Provision (relief) charged to operations	1,796	(442)	1,475	2,019
Balance — end of period	$10,997	$12,790	$10,997	$12,790
NOTE 4 - OTHER ASSETS
Other assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid expenses	$26,878	$32,900
Company owned life insurance	37,286	38,824
Property and equipment, net	14,597	15,834
Right-of-use assets	79,416	86,484
Income tax receivable	33,950	39,295
Real estate owned	471	471
Land	155	146
Trading securities	92	107
Total other assets	$192,845	$214,061
Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Computer equipment	$29,436	$30,355
Furniture and equipment	25,285	25,833
Leasehold improvements	18,125	16,214
Internal-use software in production	1,989	1,548
Internal-use software	8,661	8,557
Property and equipment, gross	83,496	82,507
Accumulated depreciation	(68,899)	(66,673)
Property and equipment, net	$14,597	$15,834
Depreciation and amortization expense for property and equipment was $1.8 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively and $3.7 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.
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
Changes in the fair value of the Company's derivative financial instruments are as follows:

Table of Contents1

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized hedging losses	$(46,957)	$(91,606)	$(6,924)	$(48,605)
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at June 30, 2022 and December 31, 2021:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2022
IRLCs	$2,156,288	$14,600	$—
Forward commitments	$2,446,093	$8,480	$2,765
Best efforts sales commitments	$190,800	$—	$1,356
Balance at December 31, 2021
IRLCs	$2,388,097	$22,119	$—
Forward commitments	$3,217,162	$5,842	$2,079
The Company had an additional $395.3 million and $654.0 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at June 30, 2022 and December 31, 2021, respectively. The Company also had $709.5 million and $767.5 million in closed hedge instruments not yet settled at June 30, 2022 and December 31, 2021, respectively. See Note 2 for fair value disclosure of the derivative instruments.
The following table presents the quantitative information about IRLCs and the fair value measurements:

	June 30, 2022	December 31, 2021
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (92.7%)	0% - 100% (91.5%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the periods ended June 30, 2022 and 2021.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument:

Table of Contents1

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
June 30, 2022
Forward delivery commitments	$15,336	$(6,856)	$8,480
Total assets	$15,336	$(6,856)	$8,480

Forward delivery commitments	$(4,035)	$1,270	$(2,765)
Best efforts sales commitments	(1,356)	—	(1,356)
Total liabilities	$(5,391)	$1,270	$(4,121)
December 31, 2021
Forward delivery commitments	$7,541	$(1,699)	$5,842
Total assets	$7,541	$(1,699)	$5,842

Forward delivery commitments	$1,575	$(2,710)	$(1,135)
Best efforts sales commitments	(944)	—	(944)
Total liabilities	$631	$(2,710)	$(2,079)
NOTE 6 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance — beginning of period	$937,556	$586,717	$675,340	$446,998
MSRs originated	71,680	76,762	149,295	180,738
Changes in fair value:
Due to collection/realization of cash flows	(25,827)	(34,944)	(50,721)	(79,806)
Due to changes in valuation model inputs or assumptions	46,901	(49,845)	256,396	30,760
Balance — end of period	$1,030,310	$578,690	$1,030,310	$578,690
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs:

	June 30, 2022	December 31, 2021
Unobservable Input	Range (Weighted Average)
Discount rate	9.0% - 15.5% (9.8%)	9.3% - 15.5% (9.9%)
Prepayment rate	6.9% - 28.2% (8.1%)	7.3% - 29.5% (13.6%)
Cost to service (per loan)	$71.9 - $386.3 ($90.1)	$71.9 - $247.6 ($91.4)
At June 30, 2022 and December 31, 2021, the MSRs had a weighted average life of approximately 8.1 years and 5.9 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the periods ended June 30, 2022 and 2021:

Table of Contents1

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Servicing fees from servicing portfolio	$53,368	$46,035	$104,932	$89,891
Late fees	1,368	1,451	2,883	2,520
Other ancillary servicing revenue	(141)	166	(43)	440
Total loan servicing and other fees	$54,595	$47,652	$107,772	$92,851
At June 30, 2022 and December 31, 2021, the UPB of mortgage loans serviced totaled $75.9 billion and $70.9 billion, respectively. Conforming conventional loans serviced by the Company are sold to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the Federal Housing Association ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA").
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at June 30, 2022 and December 31, 2021, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2022
Mortgage servicing rights	$(36,214)	$(70,495)	$(41,865)	$(80,777)	$(11,437)	$(23,252)
December 31, 2021
Mortgage servicing rights	$(35,704)	$(69,207)	$(23,135)	$(45,139)	$(7,875)	$(16,288)
NOTE 7 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is set forth below:

Table of Contents1

	Six Months Ended June 30,
	2022	2021
Balance at the beginning of period	$2,204,216	$2,368,777
Origination of mortgage loans held for sale	11,908,191	18,077,556
Proceeds on sale of and payments from mortgage loans held for sale	(13,168,952)	(18,927,552)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	340,002	671,268
Valuation adjustment of mortgage loans held for sale	(33,648)	(36,059)
Balance at the end of period	$1,249,809	$2,153,990
At June 30, 2022, mortgage loans held for sale included UPB of the underlying loans of $1.3 billion and had a fair value of $1.2 billion. At December 31, 2021, mortgage loans held for sale included UPB of the underlying loans of $2.2 billion and had a fair value of $2.2 billion.
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
The activity of the investor reserves was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance — beginning of period	$17,380	$14,877	$18,437	$14,535
Benefit from investor reserves	(2,192)	(1,306)	(622)	(3,312)
Provision (relief) for investor reserves	1,731	3,256	(896)	5,604
Balance — end of period	$16,919	$16,827	$16,919	$16,827
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

Balance at December 31, 2021	$175,144
Measurement period adjustment(1)	(1,710)
Balance at June 30, 2022	$173,434
______________________________
(1)The Company recorded a measurement period adjustment that included a decrease to goodwill of $1.7 million and an increase to income tax receivable of $1.7 million. This adjustment did not impact the Company's statements of income.
Intangible Assets
The following table presents our intangible assets, net as of June 30, 2022:

Table of Contents1

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Referral network	$42,300	$7,050	$35,250	4.7
Non-compete agreements	2,700	900	1,800	0.1
	$45,000	$7,950	$37,050	4.8
Amortization expense related to intangible assets was $2.0 million and $4.0 million for the three and six months ended June 30, 2022.
NOTE 10 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at June 30, 2022 and December 31, 2021. Changes subsequent to June 30, 2022 have been described in the notes referenced with the below table.

	Maturity as of June 30, 2022	June 30, 2022	December 31, 2021
$600 million master repurchase facility agreement(1)	January 2023	$58,705	$472,646
$250 million master repurchase facility agreement(2)	August 2022	55,489	147,750
$400 million master repurchase facility agreement(3)	March 2023	271,148	295,444
$200 million master repurchase facility agreement(4)	May 2023	14,597	146,182
$200 million master repurchase facility agreement(5)	September 2022	26,252	133,772
$400 million master repurchase facility agreement(6)	June 2023	264,886	377,416
$200 million master repurchase facility agreement(7)	April 2023	131,383	117,935
$100 million master repurchase facility agreement(8)	N/A	104,970	136,173
$75 million master repurchase facility agreement(9)	March 2025	47,909	33,452
$200 million master repurchase facility agreement(10)	N/A	—	26,947
$300 million master repurchase facility agreement(11)	N/A	173,843	35,099
$75 million master repurchase facility agreement(12)	N/A	—	5,727
		1,149,182	1,928,543
Prepaid commitment fees		(631)	(1,065)
Net warehouse lines of credit		$1,148,551	$1,927,478
______________________________
(1)The variable interest rate is calculated using a base rate tied to the Secured Overnight Financing Rate ("SOFR").
(2)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $1.25 million.
(3)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility requires a minimum deposit of $2.0 million.
(4)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 0.25% plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000.
(5)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.40%, plus the applicable interest rate margin.
(6)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.50%, plus the applicable interest rate margin.
(7)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.25%, plus the applicable interest rate margin.

Table of Contents1
(8)This facility agreement was effective January 2021. The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility’s maturity date is 30 days from written notice by either the financial institution or the Company.
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
The weighted average interest rate for warehouse lines of credit was 2.54% and 2.40% at June 30, 2022 and December 31, 2021, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company intends to renew existing warehouse lines prior to expiration. If those lines are not renewed or replaced, that could have a negative impact on the Company’s ability to continue funding new loans. The Company had cash balances of $14.7 million and $46.7 million in its warehouse buy down accounts as offsets to certain lines of credit at June 30, 2022 and December 31, 2021, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At June 30, 2022 and December 31, 2021, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” ("ASAP"). The Company can elect to assign FNMA Mortgage Backed Security ("MBS") trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of June 30, 2022 and December 31, 2021.
NOTE 11 - NOTES PAYABLE
Revolving Notes:
In January 2014, the Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 70% of the available facility. In June 2020, the Company amended and restated the agreement and the revolving note was increased to a maximum committed amount of $135.0 million. The agreement also allows for the Company to increase the committed amount up to $200.0 million. The revolving note is currently scheduled to expire in August 2022. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At June 30, 2022 and December 31, 2021, the Company had no balance and $60.0 million, respectively, in outstanding borrowings on this credit facility.
In July 2017, the Company entered into an agreement for a revolving note of up to $25.0 million from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. In July 2020, the Company amended the agreement by extending the expiration date to July 2021 and increasing the revolving note up to $65.0 million. In July 2021, the Company further amended the agreement by extending the expiration date to July 2022. In February 2022, the Company again amended the agreement and increased the revolving note up to $100.0 million. In June 2022, the Company further amended the agreement by extending the expiration date to

Table of Contents1
June 2023. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At June 30, 2022 and December 31, 2021, the Company had no balance and $65.0 million, respectively, in outstanding borrowings on this credit facility.
Term Note:
In January 2014, the Company entered into a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. In March 2021, the term note was amended and restated, at which time there was an outstanding amount of $76.5 million. The outstanding amount of $76.5 million was rolled into a new term note with a commitment of $125.0 million. The note allows for the committed amount to be increased to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures on March 25, 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee on the average unused balance, which is also paid quarterly. At June 30, 2022 and December 31, 2021, the Company had an outstanding balance of $118.8 million and $125.0 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of June 30, 2022 are as follows:

2022	$12,500
2023	25,000
2024	81,250
Total	$118,750
NOTE 12 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
Basic earnings per share is computed based on the weighted average number of shares of Class A and Class B common stock outstanding during the period using the two-class method. Diluted earnings per share is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include restricted stock units ("RSUs") for Class A common stock.

Table of Contents1
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Guild	$58,272	$8,938	$266,230	$169,542

Weighted-average shares outstanding, Class A Common Stock	20,731	19,667	20,727	19,667
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333	40,333	40,333
Weighted-average shares outstanding - basic	61,064	60,000	61,060	60,000

Add dilutive effects of non-vested shares of restricted stock - Class A	586	260	719	234
Weighted-average shares outstanding - diluted	61,650	60,260	61,779	60,234

Basic earnings per share:
Class A and Class B Common Stock	$0.95	$0.15	$4.36	$2.83
Diluted earnings per share:
Class A and Class B Common Stock	$0.95	$0.15	$4.31	$2.81
No shares were excluded from the calculation of earnings per share as a result of being anti-dilutive.
Capital Stock
The Company has two classes of common stock: Class A and Class B. The Company's Class A common stock is traded on the New York Stock Exchange under the symbol “GHLD.” There is no public market for the Company’s Class B common stock. However, under the terms of the Company’s Certificate of Incorporation, the holder of Class B common stock may convert any portion or all of the holder’s shares of Class B common stock into an equal number of shares of Class A common stock at any time.
The holders of shares of Class A common stock and Class B common stock are entitled to dividends when and if declared by the Company’s Board of Directors out of legally available funds. Any stock dividend must be paid in shares of Class A common stock with respect to Class A common stock and in shares of Class B common stock with respect to Class B common stock.
The voting powers, preferences and relative rights of Class A common stock and Class B common stock are identical in all respects, except that the holders of shares of Class A common stock have one vote per share and the holders of shares of Class B common stock have ten votes per share.
Restricted Stock Units
The Company issues RSUs, which represent the right to receive, upon vesting, one share of the Company’s common stock. The number of potentially dilutive shares related to RSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the vesting period.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the next 24 months. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase

Table of Contents1
program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the three months ended June 30, 2022, the Company repurchased and subsequently retired 141,952 shares of the Company’s Class A common stock at an average purchase price of $10.18 per share. As of June 30, 2022, $18.6 million remains available for repurchase.
NOTE 13 - STOCK-BASED COMPENSATION
Stock-Based Compensation
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Omnibus Incentive Plan. The stock-based compensation costs recognized during the three and six months ended June 30, 2022 was $1.7 million and $3.0 million, respectively, and $1.5 million and $3.1 million for the three and six months ended June 30, 2021, and are included in salaries, incentive compensation and benefits. The income tax benefit recognized related to this expense was approximately $0.3 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was approximately $17.4 million of unrecognized compensation costs related to non-vested RSUs, which we expect to recognize over the next 2.4 years.
NOTE 14 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at June 30, 2022 and December 31, 2021 were approximately $2.2 billion and $2.4 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at June 30, 2022 and December 31, 2021 were approximately $2.4 billion and $3.2 billion, respectively.
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

Table of Contents1
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
•Base of $2,500 plus 25 basis points of outstanding UPB for total loans serviced.
•Adjusted/Tangible Net Worth comprises total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.
The minimum net worth requirement for Ginnie Mae is defined as follows:
•Base of $2,500 plus 35 basis points of the issuer’s total single-family effective outstanding obligations.
•Adjusted/Tangible Net Worth comprises total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of June 30, 2022 the Company serviced at least one loan in forty-nine different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build long standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the Chief Operating Decision Maker for purposes of assessing segment

Table of Contents1
performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting. The Company also does not allocate certain corporate expenses, which are represented by All Other in the tables below.
The following table presents the financial performance and results by segment for the three months ended June 30, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$206,445	$1,527	$207,972	$—	$207,972
Loan servicing and other fees	—	54,595	54,595	—	54,595
Valuation adjustment of mortgage servicing rights	—	21,074	21,074	—	21,074
Interest income (expense)	5,678	(358)	5,320	(1,446)	3,874
Other income, net	(25)	56	31	(9)	22
Net revenue	212,098	76,894	288,992	(1,455)	287,537
Expenses
Salaries, incentive compensation and benefits	165,133	7,509	172,642	5,550	178,192
General and administrative	1,460	2,254	3,714	2,657	6,371
Occupancy, equipment and communication	16,495	1,293	17,788	1,185	18,973
Depreciation and amortization	3,395	162	3,557	251	3,808
Provision for foreclosure losses	—	1,796	1,796	—	1,796
Income tax expense	—	—	—	20,108	20,108
Net income (loss)	$25,615	$63,880	$89,495	$(31,206)	$58,289
The following table presents the financial performance and results by segment for the six months ended June 30, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$444,966	$5,645	$450,611	$—	$450,611
Loan servicing and other fees	—	107,772	107,772	—	107,772
Valuation adjustment of mortgage servicing rights	—	205,675	205,675	—	205,675
Interest income (expense)	12,795	(4,625)	8,170	(3,171)	4,999
Other income, net	(25)	75	50	192	242
Net revenue	457,736	314,542	772,278	(2,979)	769,299
Expenses
Salaries, incentive compensation and benefits	339,459	14,767	354,226	11,295	365,521
General and administrative	(10,251)	4,922	(5,329)	6,070	741
Occupancy, equipment and communication	32,602	2,397	34,999	2,286	37,285
Depreciation and amortization	6,876	324	7,200	521	7,721
Provision for foreclosure losses	—	1,475	1,475	—	1,475
Income tax expense	—	—	—	90,294	90,294
Net income (loss)	$89,050	$290,657	$379,707	$(113,445)	$266,262

Table of Contents1

The following table presents the financial performance and results by segment for the three months ended June 30, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$329,157	$1,602	$330,759	$—	$330,759
Loan servicing and other fees	—	47,652	47,652	—	47,652
Valuation adjustment of mortgage servicing rights	—	(84,789)	(84,789)	—	(84,789)
Interest income (expense)	3,655	(1,637)	2,018	(1,592)	426
Other income, net	32	18	50	11	61
Net revenue	332,844	(37,154)	295,690	(1,581)	294,109
Expenses
Salaries, incentive compensation and benefits	215,061	7,075	222,136	10,427	232,563
General and administrative	25,156	3,815	28,971	2,823	31,794
Occupancy, equipment and communication	12,758	1,026	13,784	878	14,662
Depreciation and amortization	1,096	222	1,318	290	1,608
Provision for foreclosure losses	—	(442)	(442)	—	(442)
Income tax benefit	—	—	—	4,986	4,986
Net income (loss)	$78,773	$(48,850)	$29,923	$(20,985)	$8,938
The following table presents the financial performance and results by segment for the six months ended June 30, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$773,954	$3,393	$777,347	$—	$777,347
Loan servicing and other fees	—	92,851	92,851	—	92,851
Valuation adjustment of mortgage servicing rights	—	(49,046)	(49,046)	—	(49,046)
Interest income (expense)	6,501	(4,498)	2,003	(2,989)	(986)
Other income, net	32	40	72	58	130
Net revenue	780,487	42,740	823,227	(2,931)	820,296
Expenses
Salaries, incentive compensation and benefits	465,876	14,288	480,164	19,123	499,287
General and administrative	47,794	5,671	53,465	5,236	58,701
Occupancy, equipment and communication	25,931	2,134	28,065	1,429	29,494
Depreciation and amortization	1,989	412	2,401	861	3,262
Provision for foreclosure losses	—	2,019	2,019	—	2,019
Income tax benefit	—	—	—	57,991	57,991
Net income (loss)	$238,897	$18,216	$257,113	$(87,571)	$169,542

Table of Contents1
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
As permitted by SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, this section discusses our results of operations for the current quarter ended June 30, 2022 compared to the immediately preceding prior quarter ended March 31, 2022.
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
Our operations consist of two distinct but related reportable segments that we refer to as our origination and servicing segments. Management believes that maintaining both an origination segment and a servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, compared to other industry participants that predominately focus on either origination or servicing, instead of both. Typically in an interest rising market environment originations tend to shift to purchase originations rather than refinances. Due to our physical presence and footprint throughout the country we believe that we are in an advantageous position when the market is more purchase focused as compared to our competitors that are more refinance focused and have to significantly change their business model during purchase cycles. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. Recapture rate is calculated as the UPB of our clients that originated a new mortgage with us in a given period, divided by the UPB of our clients that paid off their existing mortgage and originated a new mortgage in the same period. Purchase recapture is calculated based on those clients who originate a new mortgage for the purchase of a home, and refinance recapture is calculated based on those clients who originate a new mortgage to refinance an existing mortgage. Overall recapture rate is calculated as the total of our clients that originate a new mortgage with us divided by the total of our clients that paid off their existing mortgage and originated a new mortgage. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons.
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

Table of Contents1
This executive summary highlights selected financial information that should be considered in the context of the additional discussions below.
•Originated $5.8 billion and $6.1 billion of mortgage loans in the three months ended June 30, 2022 and March 31, 2022, respectively, and originated $11.9 billion and $18.0 billion of mortgage loans in the six months ended June 30, 2022 and 2021, respectively. Mortgage rates rose sharply during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 when lower interest rates led to increases in origination volume across the U.S. mortgage market.
•Purchase originations accounted for 84.2%, 65.7%, 74.7% and 47.2% of total originations for the three months ended June 30, 2022 and March 31, 2022 and for the six months ended June 30, 2022 and 2021, respectively. According to the MBA July Forecast, purchase originations accounted for 70.4%, 55.3%, 62.8% and 36.4% of total originations for the three months ended June 30, 2022 and March 31, 2022 and for the six months ended June 30, 2022 and 2021, respectively.
•Servicing portfolio as of June 30, 2022 was $75.9 billion of unpaid principal balance ("UPB") compared to $65.7 billion of UPB as of June 30, 2021, with the average size of the portfolio increasing 16.8% since June 30, 2021.
•Generated $58.3 million and $208.0 million of net income for the three months ended June 30, 2022 and March 31, 2022, respectively, and $266.3 million and $169.5 million for the six months ended June 30, 2022 and 2021, respectively.
•Generated $13.9 million and $32.1 million of Adjusted Net Income for the three months ended June 30, 2022 and March 31, 2022, respectively, and $46.0 million and $158.7 million of Adjusted Net Income for the six months ended June 30, 2022 and 2021, respectively.
•Generated $22.0 million and $46.7 million of Adjusted EBITDA for the three months ended June 30, 2022 and March 31, 2022, respectively, and $68.6 million and $219.2 million of Adjusted EBITDA for the six months ended June 30, 2022 and 2021, respectively.
•During the three months ended June 30, 2022, we had a 29% purchase recapture rate, a 39% refinance recapture rate and a 34% overall recapture rate, compared to 29%, 55%, and 49% for the three months ended March 31, 2022, respectively. During the six months ended June 30, 2022, we had a 31% purchase recapture rate, a 50% refinance recapture rate and a 43% overall recapture rate, compared to 27%, 64%, and 59% for the six months ended June 30, 2021, respectively.
Please see “—Non-GAAP Financial Measures” for further information regarding our use of non-GAAP measures and reconciliations to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
For the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021, net income includes a gain of $21.1 million, $184.6 million, $205.7 million and a loss of $49.0 million, respectively, for changes in the fair value of our MSRs. These fair value adjustments are affected by changes in mortgage rates and assumptions used within the valuation model. According to the Mortgage Finance Forecast from the Mortgage Bankers Association, average 30-year mortgage rates increased by 150 basis points and 70 basis points during the three months ended June 30, 2022 and March 31, 2022, respectively, and increased by 220 basis points and 20 basis points during the six months ended June 30, 2022 and 2021, respectively. Increases in average mortgage rates generally results in lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
Increases in mortgage rates during the first and second quarters of 2022 and limited supply leading to high levels of competition led to lower gain on sale margins. Lower interest rates and increased demand for mortgage financing characterized the first half of 2021 and led to higher gain

Table of Contents1
on sale margins. Margins may continue to decrease in the future due to increasing competition among mortgage providers, which has placed additional pressure on pricing, but such changes will depend on future market demand, capacity and other macroeconomic factors.
Recent Developments
Market and Economic Overview

Through the end of July 2022, the Federal Reserve raised interest rates by 225 basis points and has announced plans for additional rate hikes in 2022 and 2023. During the six months ended June 30, 2022, the 10-year treasury yield increased 140 basis points and the 30-year treasury yield increased 220 basis points. The recent increases in interest rates have led to fewer refinancings and lower prepayment activity in 2022. The Mortgage Bankers Association's July 2022 forecast projects that throughout the remainder of 2022, the 10-year treasury yield will remain flat at 2.9% and the 30-year mortgage rate will decrease by 10 basis points. The Mortgage Bankers Association is also forecasting mortgage originations for purchases to grow 1% in 2022 to $1.7 trillion and are predicting refinance originations to slow in 2022, decreasing by 70% to $0.7 trillion from $2.3 trillion in 2021.

The housing market continues to face supply chain challenges, which include higher costs and delays in the delivery of building materials. This is coupled with a tightening labor market that continues to impact housing starts. These factors have led to a limited supply of inventory for both new and existing homes; however, the demand for homes remains high, which has caused housing prices to increase at unprecedented rates. As a result of the foregoing market and economic factors, we have experienced lower origination volume year-to-date in 2022. This trend may continue in future periods. We continue to experience intense competition in the mortgage market, and we expect this competition will continue to put pressure on gain on sale margins and profitability.

COVID-19 Pandemic
We continue to closely monitor the economic impact resulting from the COVID-19 pandemic. In March 2020, the federal government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we may experience increases in our foreclosure loss expenses in the future, depending on future delinquency rates in our servicing portfolio. As of June 30, 2022, the 60-plus day delinquency rate on our servicing portfolio was 1.6%, compared to a 60-plus day delinquency rate of 1.9% as of December 31, 2021.
As of June 30, 2022, approximately 1.0% of the loans in our servicing portfolio had elected the forbearance option, which is comparable to the industry average of 0.8%, as reported by the Mortgage Bankers Association. Our in-house servicing team and local loan officers continue to work with our clients to understand forbearance plans and determine the best paths forward for their unique circumstances. By maintaining relationships with our clients throughout the loan lifecycle, and supporting our clients during times of uncertainty, we position ourselves to capture future business.
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

Table of Contents1
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

Table of Contents1
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

Table of Contents1
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

	Three Months Ended		Change	% Change
($ and units in thousands)	Jun 30, 2022	Mar 31, 2022
Origination Data
$ Total in-house origination(1)	$5,721,931	$6,061,553	$(339,622)	(5.6)%
# Total in-house origination	18	19	(1)	(5.3)%
$ Retail in-house origination	$5,538,743	$5,779,346	$(240,603)	(4.2)%
# Retail in-house origination	17	18	(1)	(5.6)%
$ Retail brokered origination(2)	$65,275	$53,095	$12,180	22.9%
Total originations	$5,787,206	$6,114,648	$(327,442)	(5.4)%
Gain on sale margin (bps)(3)	363	400	(37)	(9.3)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	357	334	23	6.9%
30-year conventional conforming par rate(5)	5.3%	3.8%	1.5%	39.5%
Servicing Data
UPB (period end)	$75,856,564	$73,250,575	$2,605,989	3.6%
Loans serviced (period end)	314	307	7	2.3%
MSR multiple (period end)(7)	4.7	4.4	0.3	6.8%
Weighted average coupon rate	3.4%	3.3%	0.1%	3.0%
Loan payoffs(8)	$1,847,489	$2,407,213	$(559,724)	(23.3)%
Loan delinquency rate 60-plus days (period end)	1.6%	1.6%	—%	—%

Table of Contents1

	Six Months Ended June 30,		Change	% Change
($ and units in thousands)	2022	2021
Origination Data
$ Total in-house origination(1)	$11,783,484	$17,941,190	$(6,157,706)	(34.3%)
# Total in-house origination	37	62	(25)	(40.3%)
$ Retail in-house origination	$11,318,089	$17,424,164	$(6,106,075)	(35.0%)
# Retail in-house origination	35	60	(25)	(41.7%)
$ Retail brokered origination(2)	$118,370	$32,671	$85,699	262.3%
Total originations	$11,901,854	$17,973,861	$(6,072,007)	(33.8%)
Gain on sale margin (bps)(3)	382	433	(51)	(11.8)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	347	454	(107)	(23.6%)
30-year conventional conforming par rate(5)	5.3%	3.0%	2.3%	76.7%
Servicing Data
UPB (period end)(6)	$75,856,564	$65,670,291	$10,186,273	15.5%
Loans serviced (period end)	314	287	27	9.4%
MSR multiple (period end)(7)	4.7	3.1	1.6	51.6%
Weighted average coupon rate	3.4%	3.4%	—%	—%
Loan payoffs(8)	$4,254,702	$9,986,782	$(5,732,080)	(57.4%)
Loan delinquency rate 60-plus days (period end)	1.6%	2.5%	(0.9)%	(36.0)%
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
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 92.7%, 93.8% and 90.7% as of June 30, 2022, March 31, 2022 and June 30, 2021, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume see “—Results of Operations for the Three Months Ended June 30, 2022 and March 31, 2022 and Results of Operations for the Six Months Ended June 30, 2022 and 2021—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Excludes subserviced portfolios of $0.6 billion as of June 30, 2021. During the fourth quarter of 2021, we sold our subservicing portfolios.
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

Table of Contents1
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
Adjusted Net Income. We define Adjusted Net Income as earnings attributable to Guild before the change in the fair value measurements related to our MSRs, contingent liabilities related to completed acquisitions due to changes in valuation assumptions, amortization of acquired intangible assets and stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted Net Income is also adjusted by applying an implied tax effect to these adjustments. In addition we exclude the change in the fair value of MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA below because we believe this non-cash, non-realized adjustment to net revenues is not indicative of our operating performance or results of operations but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of the Company's MSRs from period to period.
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
Our non-GAAP financial measures are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss) or net income (loss) attributable to Guild, which are the most directly comparable financial measures calculated and presented in accordance with GAAP for Adjusted Net Income and Adjusted EBITDA, and Return on Equity, which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Return on Equity. These limitations include that these non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and may be reflected in the Company's financial results for the foreseeable future. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

Table of Contents1
The following tables reconcile Adjusted Net Income and Adjusted EBITDA to net income attributable to Guild, net income and Adjusted Return on Equity to Return on Equity, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income Attributable to Guild to Adjusted Net Income	Three Months Ended		Six Months Ended June 30,
($ in thousands)	Jun 30, 2022	Mar 31, 2022	2022	2021
Net income	$58,289	$207,973	$266,262	$169,542
Net income attributable to non-controlling interest	17	15	32	—
Net income attributable to Guild	$58,272	$207,958	$266,230	$169,542
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(46,901)	(209,495)	(256,396)	(30,760)
Change in fair value of contingent liabilities due to acquisitions	(16,511)	(28,891)	(45,402)	13,114
Amortization of acquired intangible assets	1,988	1,987	3,975	—
Stock-based compensation	1,728	1,272	3,000	3,089
Tax impact of adjustments(1)	15,282	59,252	74,590	3,712
Adjusted Net Income	$13,858	$32,083	$45,997	$158,697
___________________________
(1)Implied tax rate used is 25.6%, 25.2%, 25.3% and 25.5% for the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021, respectively.

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended		Six Months Ended June 30,
($ in thousands)	Jun 30, 2022	Mar 31, 2022	2022	2021
Net income	$58,289	$207,958	$266,262	$169,542
Add adjustments:
Interest expense on non-funding debt	1,445	1,725	3,170	2,989
Income tax expense	20,108	70,186	90,294	57,991
Depreciation and amortization	3,808	3,913	7,721	3,262
Change in fair value of MSRs due to model inputs and assumptions	(46,901)	(209,495)	(256,396)	(30,760)
Change in fair value of contingent liabilities due to acquisitions	(16,511)	(28,891)	(45,402)	13,114
Stock-based compensation	1,728	1,272	3,000	3,089
Adjusted EBITDA	$21,966	$46,668	$68,649	$219,227

Reconciliation of Return on Equity to Adjusted Return on Equity	Three Months Ended		Six Months Ended June 30,
($ in thousands, except where in percentages)	Jun 30, 2022	Mar 31, 2022	2022	2021
Numerator: Adjusted Net Income	$13,858	$32,083	$45,997	$158,697
Denominator: Average stockholders' equity	1,158,544	1,024,636	1,053,922	792,308
Adjusted Return on Equity	4.8%	12.5%	8.7%	40.1%
Return on Equity	20.1%	81.2%	50.5%	42.8%
The following table reconciles the valuation adjustment of mortgage servicing rights from the Company’s Condensed Consolidated Statements of Income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Table of Contents1

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended		Six Months Ended June 30,
($ in thousands)	Jun 30, 2022	Mar 31, 2022	2022	2021
Valuation adjustment of mortgage servicing rights	$21,074	$184,601	$205,675	$(49,046)
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(25,827)	(24,894)	(50,721)	(79,806)
Change in fair value of MSRs due to model inputs and assumptions	$46,901	$209,495	$256,396	$30,760

Results of Operations for the Three Months Ended June 30, 2022 and March 31, 2022

Consolidated Statements of Operations	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$207,972	$242,639	$(34,667)	(14.3)%
Loan servicing and other fees	54,595	53,177	1,418	2.7%
Valuation adjustment of mortgage servicing rights	21,074	184,601	(163,527)	(88.6)%
Interest income	14,823	15,263	(440)	(2.9)%
Interest expense	(10,949)	(14,138)	3,189	(22.6)%
Other income, net	22	220	(198)	(90.0)%
Net revenue	287,537	481,762	(194,225)	(40.3)%
Expenses
Salaries, incentive compensation and benefits	178,192	187,329	(9,137)	(4.9)%
General and administrative	6,371	(5,630)	12,001	213.2%
Occupancy, equipment and communication	18,973	18,312	661	3.6%
Depreciation and amortization	3,808	3,913	(105)	(2.7)%
Provision for foreclosure losses	1,796	(321)	2,117	NM
Total expenses	209,140	203,603	5,537	2.7%
Income before income tax expense	78,397	278,159	(199,762)	(71.8)%
Income tax expense	20,108	70,186	(50,078)	(71.4)%
Net income	$58,289	$207,973	$(149,684)	(72.0)%

Table of Contents1

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Consolidated Statement of Operations	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$450,611	$777,347	$(326,736)	(42.0)%
Loan servicing and other fees	107,772	92,851	14,921	16.1%
Valuation adjustment of mortgage servicing rights	205,675	(49,046)	254,721	519.4%
Interest income	30,086	29,734	352	1.2%
Interest expense	(25,087)	(30,720)	5,633	(18.3)%
Other income, net	242	130	112	86.2%
Net revenue	769,299	820,296	(50,997)	(6.2)%
Expenses
Salaries, incentive compensation and benefits	365,521	499,287	(133,766)	(26.8)%
General and administrative	741	58,701	(57,960)	(98.7)%
Occupancy, equipment and communication	37,285	29,494	7,791	26.4%
Depreciation and amortization	7,721	3,262	4,459	136.7%
Provision for foreclosure losses	1,475	2,019	(544)	(26.9)%
Total expenses	412,743	592,763	(180,020)	(30.4)%
Income before income tax expense	356,556	227,533	129,023	56.7%
Income tax expense	90,294	57,991	32,303	55.7%
Net income	$266,262	$169,542	$96,720	57.0%
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented:

	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
Gain on sale of loans	$159,469	$156,272	$3,197	2.0%
Loan origination fees	15,603	15,823	(220)	(1.4)%
Fair value of originated MSRs	67,135	74,083	(6,948)	(9.4)%
Fair value adjustment to MLHS and IRLCs	40,903	(80,169)	121,072	NM
Changes in fair value of forward commitments	(73,407)	74,003	(147,410)	NM
Provision for investor reserves	(1,731)	2,627	(4,358)	NM
Total loan origination fees and gain on sale of loans, net	$207,972	$242,639	$(34,667)	(14.3)%

Table of Contents1

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Gain on sale of loans	$315,741	$623,006	$(307,265)	(49.3)%
Loan origination fees	31,426	52,347	(20,921)	(40.0)%
Fair value of originated MSRs	141,218	173,861	(32,643)	(18.8)%
Fair value adjustment to MLHS and IRLCs	(39,266)	(103,510)	64,244	(62.1)%
Changes in fair value of forward commitments	596	37,247	(36,651)	(98.4)%
Provision for investor reserves	896	(5,604)	6,500	NM
Total loan origination fees and gain on sale of loans, net	$450,611	$777,347	$(326,736)	(42.0)%
The tables below provide additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented:

	Three Months Ended
($ and units in thousands)	Jun 30, 2022	Mar 31, 2022	Change	% Change
Loan origination volume by type:
Conventional conforming	$3,812,136	$4,269,046	$(456,910)	(10.7)%
Government	1,323,873	1,303,614	20,259	1.6%
State housing	247,075	261,727	(14,652)	(5.6)%
Non-agency	338,847	227,166	111,681	49.2%
Total in-house originations(1)	$5,721,931	$6,061,553	$(339,622)	(5.6)%
Brokered loans	$65,275	$53,095	$12,180	22.9%
Total originations	$5,787,206	$6,114,648	$(327,442)	(5.4)%
In-house loans closed	18	19	(1)	(5.3)%
Average loan amount	$318	$319	$(1)	(0.3)%
Purchase	84.2%	65.7%	18.5%	28.2%
Refinance	15.8%	34.3%	(18.5)%	(53.9)%
Service retained(2)	88.5%	89.3%	(0.8)%	(0.9)%
Service released(3)	11.5%	10.7%	0.8%	7.5%
Gain on sale margin (bps)(4)	363	400	(37)	(9.3)%
Total locked volume(5)	$6,283,615	$7,737,195	$(1,453,580)	(18.8)%
Pull-through adjusted locked volume(6)	$5,824,911	$7,257,489	$(1,432,578)	(19.7)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	357	334	23	6.9%
Weighted average loan-to-value	82.1%	79.6%	2.5%	3.1%
Weighted average credit score	739	738	1	0.1%
Weighted average note rate	4.9%	3.7%	1.2%	32.4%
Days application to close	44	47	(3)	(6.4)%
Days close to purchase by investors	15	14	1	7.1%
Purchase recapture rate	28.7%	29.2%	(0.5)%	(1.7)%
Refinance recapture rate	38.5%	55.3%	(16.8)%	(30.4)%

Table of Contents1

	Six Months Ended June 30,
($ and units in thousands)	2022	2021	Change	% Change
Loan origination volume by type:
Conventional conforming	$8,081,182	$12,334,525	$(4,253,343)	(34.5)%
Government	2,627,487	4,387,659	(1,760,172)	(40.1)%
State housing	508,802	749,575	(240,773)	(32.1)%
Non-agency	566,013	469,431	96,582	20.6%
Total in-house originations(1)	$11,783,484	$17,941,190	$(6,157,706)	(34.3)%
Brokered loans	$118,370	$32,671	$85,699	262.3%
Total originations	$11,901,854	$17,973,861	$(6,072,007)	(33.8)%
In-house loans closed	37	62	(25)	(40.3)%
Average loan amount	$318	$289	$29	10.0%
Purchase	74.7%	47.2%	27.5%	58.3%
Refinance	25.3%	52.8%	(27.5)%	(52.1)%
Service retained(2)	89.0%	93.0%	(4.0)%	(4.3)%
Service released(3)	11.0%	7.0%	4.0%	57.1%
Gain on sale margin (bps)(4)	382	433	(51)	(11.8)%
Total locked volume(5)	$14,020,810	$18,882,697	$(4,861,887)	(25.7)%
Pull-through adjusted locked volume(6)	$12,997,291	$17,120,941	$(4,123,650)	(24.1)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	347	454	(107)	(23.6)%
Weighted average loan-to-value	80.8%	78.4%	2.4%	3.1%
Weighted average credit score	738	746	(8)	(1.1)%
Weighted average note rate	4.3%	3.0%	1.3%	43.3%
Days application to close	45	56	(11)	(19.6)%
Days close to purchase by investors	15	15	—	—%
Purchase recapture rate	30.6%	26.5%	4.1%	15.5%
Refinance recapture rate	49.6%	63.6%	(14.0)%	(22.0)%
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
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 92.7%, 93.8% and 90.7% as of June 30, 2022, March 31, 2022 and June 30, 2021, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
The decreases in gain on sale of loans and loan origination fees for the three months ended June 30, 2022 compared to the sequential quarter was driven by decreases in loan sales of $1.2 billion, or 16.9%, as well as decreases in gain on sale margins of 7.8%. The decreases in gain on sale of loans and loan origination fees for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven by decreases in loan sales of $5.4 billion, or 29.8%, as well as decreases in gain on sale margins of 11.1%. In 2021, volume across the industry began to

Table of Contents1
decrease especially towards the end of the year. The capacity constraints amongst mortgagors started to diminish along with fewer borrowers seeking mortgages due to sharp increases in mortgage interest rates as well as overall housing supply shortages, and, as a result, companies began lowering their margins through pricing in order to attract borrowers. This is reflective in our gain on sale decreasing from 433 basis points during the six months ended June 30, 2021 to 382 basis points during the six months ended June 30, 2022.
Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
Servicing fee income	$53,368	$51,564	$1,804	3.5%
Other ancillary fees	1,367	1,544	(177)	(11.5)%
Loan modification fees	210	414	(204)	(49.3)%
Interest on impound accounts	(350)	(345)	(5)	1.4%
Total loan servicing and other fees	$54,595	$53,177	$1,418	2.7%

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Servicing fee income	$104,932	$89,891	$15,041	16.7%
Other ancillary fees	2,911	2,863	48	1.7%
Loan modification fees	624	843	(219)	(26.0)%
Interest on impound accounts	(695)	(746)	51	(6.8)%
Total loan servicing and other fees	$107,772	$92,851	$14,921	16.1%

Table of Contents1
The tables below provide additional details regarding our servicing portfolio composition and key performance indicators for the periods presented.

	Three Months Ended
($ and units in thousands)	Jun 30, 2022	Mar 31, 2022	Change	% Change
Beginning UPB of servicing portfolio	$73,250,575	$70,938,588	$2,311,987	3.3%
New UPB origination additions(2)	5,721,931	6,061,553	(339,622)	(5.6)%
Less:
UPB originations sold service released(3)	$682,208	$773,007	$(90,799)	(11.7)%
Loan payoffs	1,847,489	2,407,213	(559,724)	(23.3)%
Loan principal reductions	578,871	562,962	15,909	2.8%
Loan foreclosures	7,374	6,384	990	15.5%
Ending UPB of servicing portfolio	$75,856,564	$73,250,575	$2,605,989	3.6%
Average UPB of servicing portfolio	$74,553,570	$72,094,582	$2,458,988	3.4%
Weighted average servicing fee	0.30%	0.30%	—	—%
Weighted average coupon rate	3.4%	3.3%	0.1%	3.0%
Weighted average prepayment speed(4)	8.4%	9.2%	(0.8)%	(8.7)%
Weighted average credit score	734	734	—	—%
Weighted average loan age (in months)	22.7	21.6	1.1	5.1%
Weighted average loan-to-value	80.0%	79.9%	0.1%	0.1%
MSR multiple (period end)(5)	4.7	4.4	0.3	6.8%
Loans serviced (period end)	314	307	7.0	2.3%
Loans delinquent 60-plus days (period end)	4.9	4.9	—	—%
Loan delinquency rate 60-plus days (period end)	1.6%	1.6%	—%	—%

	Six Months Ended June 30,
($ and units in thousands)	2022	2021	Change	% Change
Beginning UPB of servicing portfolio(1)	$70,938,588	$59,969,653	$10,968,935	18.3%
New UPB origination additions(2)	11,783,484	17,941,190	(6,157,706)	(34.3)%
Less:
UPB originations sold service released(3)	$1,455,215	$1,286,459	$168,756	13.1%
Loan payoffs	4,254,702	9,986,782	(5,732,080)	(57.4)%
Loan principal reductions	1,141,833	953,268	188,565	19.8%
Loan foreclosures	13,758	14,043	(285)	(2.0)%
Ending UPB of servicing portfolio	$75,856,564	$65,670,291	$10,186,273	15.5%
Average UPB of servicing portfolio	$73,397,576	$62,819,972	$10,577,604	16.8%
Weighted average servicing fee	0.30%	0.30%	—%	—%
Weighted average coupon rate	3.4%	3.4%	—%	—%
Weighted average prepayment speed(4)	8.4%	15.1%	(6.7)%	(44.4)%
Weighted average credit score	734	733	1	0.1%
Weighted average loan age (in months)	22.7	20.9	1.8	8.6%
Weighted average loan-to-value	80.0%	78.4%	1.6%	2.0%
MSR multiple (period end)(5)	4.7	3.1	1.6	51.6%
Loans serviced (period end)	314	287	27	9.4%
Loans delinquent 60-plus days (period end)	4.9	7.3	(2.4)	(32.9)%
Loan delinquency rate 60-plus days (period end)	1.6%	2.5%	(0.9)%	(36.0)%
___________________________

Table of Contents1
(1)Excludes $0.6 billion at June 30, 2021 subserviced by a third party. During the fourth quarter of 2021, we sold our subservicing portfolios.
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
Total loan servicing and other fees increased for the three months ended June 30, 2022 compared to the sequential quarter due to the 3.4% increase in our average servicing portfolio and the increase in the number of loans serviced. Total loan servicing and other fees increased for the six months ended June 30, 2022 compared to the corresponding period in 2021 due to the 16.8% increase in our average servicing portfolio and increase in the number of loans serviced. The number of customers in our servicing portfolio who requested forbearance relief under the CARES Act declined during 2021 and the first half of 2022. As customers exited forbearance, we resumed collecting servicing fees and ancillary income from those customers.
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
MSR valuation adjustment	$21,074	$184,601	$(163,527)	(88.6)%

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
MSR valuation adjustment	$205,675	$(49,046)	$254,721	519.4%

The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. Average 30-year mortgage rates increased by 150 basis points and 70 basis points during the three months ended June 30, 2022 and March 31, 2022, respectively, and increased by 220 basis points and 20 basis points during the six months ended June 30, 2022 and 2021, respectively. Additionally, the weighted average estimated prepayment speed of loans in our servicing portfolio was 8.4% at June 30, 2022 compared to 9.2% at March 31, 2022 and 15.1% at June 30, 2021, respectively. A lower prepayment speed indicates that prepayments will decrease in the future, which results in an increase in the value of the mortgage servicing right asset.
Interest Income

	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
Interest income, funding	$13,030	$14,060	$(1,030)	(7.3)%
Interest income earnings credit	948	267	681	255.1%
Wire transfer fees	845	936	(91)	(9.7)%
Total interest income	$14,823	$15,263	$(440)	(2.9)%

Table of Contents1

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Interest income, funding	$27,090	$24,932	$2,158	8.7%
Interest income earnings credit	1,215	1,736	(521)	(30.0)%
Wire transfer fees	1,781	3,066	(1,285)	(41.9)%
Total interest income	$30,086	$29,734	$352	1.2%
For the three months ended June 30, 2022 interest income, funding included $4.4 million of interest expense related to FHLMC loans. This expense occurs when we deliver a sold loan to FHLMC with a first due date a month after the borrower's first due date. We are obligated to remit to FHLMC interest in an amount determined based on the borrower's first due date. When we receive the borrower's interest payment, it is recorded as interest income, funding, which is then offset by the expense to be remitted to FHLMC. For the three months ended March 31, 2022 this interest expense was $3.0 million and was recorded in payoff interest expense as seen under the heading "Interest Expense" below. When including the $3.0 million of interest expense related to FHLMC loans in our three months ended March 31, 2022 interest income, funding, our interest income, funding increased compared to the sequential quarter by $2.0 million. This was due to higher weighted average note rates on loans originated during the three months ended June 30, 2022. The weighted average note rate of originated loans increased from 3.7% during the three months ended March 31, 2022 to 4.9% for the three months ended June 30, 2022.
As described above, interest income, funding for the six months ending June 30, 2022 does not include $3.0 million of FHLMC interest expense. When including the $3.0 million of FHLMC interest expense our interest income, funding decreased by $0.8 million as compared to the sequential quarter. This was due to a decrease in origination volumes of 34.3% partially offset by an increase in the weighted average note rate of originated loans from 3.0% for the six months ended June 30, 2021 to 4.3% for the six months ended June 30, 2022.
Interest Expense

	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
Interest expense, funding facilities	$(5,896)	$(5,162)	$(734)	14.2%
Interest expense, other financing	(1,878)	(1,961)	83	(4.2)%
Bank servicing charges	(2,289)	(2,702)	413	(15.3)%
Payoff interest expense	(874)	(4,298)	3,424	(79.7)%
Miscellaneous interest expense	(12)	(15)	3	(20.0)%
Total interest expense	$(10,949)	$(14,138)	$3,189	(22.6)%

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Interest expense, funding facilities	$(11,058)	$(15,540)	$4,482	(28.8)%
Interest expense, other financing	(3,839)	(3,568)	(271)	7.6%
Bank servicing charges	(4,991)	(5,901)	910	(15.4)%
Payoff interest expense	(5,172)	(5,655)	483	(8.5)%
Miscellaneous interest expense	(27)	(56)	29	(51.8)%
Total interest expense	$(25,087)	$(30,720)	$5,633	(18.3)%
Total interest expense for the three months ended June 30, 2022 decreased as compared to the three months ended March 31, 2022 primarily due to a decrease in payoff interest expense. As explained above under the heading "Interest Income", during the three months ended March 31, 2022 there was $3.0 million of FHLMC interest expense recorded in payoff interest expense. When excluding FHLMC interest expense from payoff interest expense in the three months ended March 31,

Table of Contents1
2022 our total interest expense remained relatively flat due to higher interest rates offset by our decrease in origination volume.
Total interest expense for the six months ended June 30, 2022 decreased as compared to the six months ended June 30, 2021 primarily due to the decrease in origination volume of $6.2 billion. Separately, in the first quarter of 2022, interest related to FHLMC loans of $3.0 million was included in payoff interest expense. When excluding FHLMC interest expense from payoff interest expense in the six months ended June 30, 2022 our payoff interest expense decreased year over year due to a significant reduction in runoff of our portfolio of $5.7 million.

Table of Contents1
Summary of Expenses

	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
Salaries, incentive compensation and benefits	$178,192	$187,329	$(9,137)	(4.9)%
General and administrative	6,371	(5,630)	12,001	213.2%
Occupancy, equipment and communication	18,973	18,312	661	3.6%
Depreciation and amortization	3,808	3,913	(105)	(2.7)%
Provision for foreclosure losses	1,796	(321)	2,117	NM
Total expenses	$209,140	$203,603	$5,537	2.7%

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Salaries, incentive compensation and benefits	$365,521	$499,287	$(133,766)	(26.8)%
General and administrative	741	58,701	(57,960)	(98.7)%
Occupancy, equipment and communication	37,285	29,494	7,791	26.4%
Depreciation and amortization	7,721	3,262	4,459	136.7%
Provision for foreclosure losses	1,475	2,019	(544)	(26.9)%
Total expenses	$412,743	$592,763	$(180,020)	(30.4)%

Salaries, Incentive Compensation and Benefits

	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
Incentive compensation	$76,531	$77,020	$(489)	(0.6)%
Salaries	82,378	84,273	(1,895)	(2.2)%
Benefits	19,283	26,036	(6,753)	(25.9)%
Total salaries, incentive compensation and benefits expense	$178,192	$187,329	$(9,137)	(4.9)%

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Incentive compensation	$153,551	$276,533	$(122,982)	(44.5)%
Salaries	166,651	165,291	1,360	0.8%
Benefits	45,319	57,463	(12,144)	(21.1)%
Total salaries, incentive compensation and benefits expense	$365,521	$499,287	$(133,766)	(26.8)%
Incentive compensation expense decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 predominately due to the decrease in origination volumes of 34.3%.
Salaries expense for the three months ended June 30, 2022 decreased compared to the sequential quarter primarily due to a decrease of $1.9 million for reduced costs due to lower headcount. We use internal metrics to evaluate our staffing needs relative to our origination volume and have reduced our headcount accordingly during the first half of 2022. As a result of reductions occurring throughout the quarter, the full impact of the savings is not recognized in the current time periods presented. Salaries expense for the six months ended June 30, 2022 remained relatively flat

Table of Contents1
compared to the six months ended June 30, 2021 due to an increase in the number of employees as a result of the acquisition of RMS in July 2021, partially offset by the reduction of headcount during the first half of 2022.
Benefits expense decreased for the three months ended June 30, 2022 compared to the sequential quarter primarily due to a decrease of $4.6 million in payroll taxes and a decrease of $1.0 million on our deferred compensation plan driven by fluctuations in the fair market value of the underlying funds. Benefits expense decreased for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to a decrease of $7.0 million on our deferred compensation plan driven by fluctuations in the fair market value of the underlying funds, $2.9 million in lower payroll taxes due to reduced incentive compensation and a $2.7 million decrease in profit sharing for executives, a portion of which is tied to our profitability performance.
Through the first half of this year, we realized approximately $40.0 million of cost savings primarily through headcount reductions on an annualized basis, and we will continue to manage the business as market dynamics evolve.
General and Administrative

	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
Contingent liability fair value adjustment	$(16,511)	$(28,891)	$12,380	(42.9)%
Professional fees	12,003	13,668	(1,665)	(12.2)%
Advertising and promotions	6,908	5,284	1,624	30.7%
Office supplies, travel and entertainment	2,512	3,073	(561)	(18.3)%
Miscellaneous	1,459	1,236	223	18.0%
Total general and administrative expense	$6,371	$(5,630)	$12,001	(213.2)%

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Contingent liability fair value adjustment	$(45,402)	$13,114	$(58,516)	(446.2)%
Professional fees	25,671	30,468	(4,797)	(15.7)%
Advertising and promotions	12,192	8,152	4,040	49.6%
Office supplies, travel and entertainment	5,585	4,552	1,033	22.7%
Miscellaneous	2,695	2,415	280	11.6%
Total general and administrative expense	$741	$58,701	$(57,960)	(98.7)%
The decreases to the contingent liability fair value adjustment were primarily due to revisions made to forecasted amounts related to our RMS acquisition.
Professional fees decreased for the three months ended June 30, 2022 compared to the sequential quarter primarily due to decreases of $1.3 million in bank servicing charges. Professional fees decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to decreases of $4.6 million in legal fees and closing costs related to the acquisition of RMS in July 2021.
Advertising and promotions increased for the three months ended June 30, 2022 compared to the sequential quarter and for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to holding our annual sales meeting in person instead of virtual in the prior year, due to COVID-19, which provides valuable networking throughout the Company and exposure to new loan products for our loan officers.

Table of Contents1
Occupancy, Equipment and Communication

	Three Months Ended
($ in thousands)	Jun 30, 2022	Mar 31, 2022	$ Change	% Change
Occupancy	$10,321	$10,790	$(469)	(4.3)%
Equipment	2,198	2,185	13	0.6%
Communication	6,454	5,337	1,117	20.9%
Total occupancy, equipment and communication expense	$18,973	$18,312	$661	3.6%

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Occupancy	$21,111	$16,912	$4,199	24.8%
Equipment	4,383	4,402	(19)	(0.4)%
Communication	11,791	8,180	3,611	44.1%
Total occupancy, equipment and communication expense	$37,285	$29,494	$7,791	26.4%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases. Communication expense increased compared to the sequential quarter due to overall increasing costs for technology services and products. Occupancy and communication expenses increased during the six months ended June 30, 2022 compared to the same period in the prior year due to additional rent and communication services incurred from the RMS acquisition during the third quarter of 2021.
Provision for Foreclosure Losses
Throughout 2020 and 2021 we experienced a decrease in overall foreclosure starts and sales due to the CARES Act’s foreclosure moratorium and the federal government’s subsequent extension of its mortgage forbearance programs. Since the moratorium ended at the beginning of 2022, we anticipate an increase in the time needed to complete a foreclosure due to expected delays throughout the foreclosure process, which in turn increases our estimated per-loan losses. Our reserves increased for the three months ended June 30, 2022 compared to the sequential quarter due to increases in expected per-loan losses. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.

Table of Contents1
Segment Results for the Three Months Ended June 30, 2022 and March 31, 2022 and the Six Months Ended June 30, 2022 and 2021
We measure the performance of our segments primarily based on their net income (loss). These results do not include unallocated corporate costs. See Note 16, Segments, in Part I, Item 1 for additional information about our segments.
Origination

	Three Months Ended		Six Months Ended June 30,
($ and units in thousands)	Jun 30, 2022	Mar 31, 2022	2022	2021
Total in-house originations	$5,721,931	$6,061,553	$11,783,484	$17,941,190
Funded loans	18	19	37	62
Loan origination fees and gain on sale, net	$206,445	$238,521	$444,966	$773,954
Interest income	5,678	7,117	12,795	6,501
Other income, net	(25)	—	(25)	32
Net revenue	212,098	245,638	457,736	780,487
Salaries, incentive compensation and benefits	165,133	174,326	339,459	465,876
General and administrative	1,460	(11,711)	(10,251)	47,794
Occupancy, equipment and communication	16,495	16,107	32,602	25,931
Depreciation and amortization	3,395	3,481	6,876	1,989
Total expenses	186,483	182,203	368,686	541,590
Net income allocated to origination	$25,615	$63,435	$89,050	$238,897
The decrease in the origination segment's net income for the three months ended June 30, 2022 compared to the sequential quarter was primarily due to declines in gain on sale margins and volume. The decrease was also driven by a lower gain of $16.5 million related to the valuation adjustment on our contingent earn-out liability compared to a gain of $28.9 million for the three months ended March 31, 2022. The decrease in the origination segment's net income for the six months ended June 30, 2022 compared to the same period in the prior year was due to a decrease in revenue earned from loan origination fees and gain on sale of loans, net of $326.7 million, a decrease in gain on sale margins of 51 basis points or 11.8% and a 34.3% decrease in origination volume.
Salaries, incentive compensation and benefits expense decreased for the three months ended June 30, 2022 compared to the sequential quarter due to decreased variable incentive compensation paid to our origination teams and reduced headcount due to declines in origination volume.
The increases in occupancy, equipment and communication as well as depreciation and amortization for the six months ended June 30, 2022 compared to the same period in the prior year was primarily due to additional communication services incurred in connection with the acquisition of RMS in July 2021.

Table of Contents1
Servicing

	Three Months Ended		Six Months Ended June 30,
($ and units in thousands)	Jun 30, 2022	Mar 31, 2022	2022	2021
UPB of servicing portfolio (period end)	$75,856,564	$73,250,575	$75,856,564	$65,670,291
Loans serviced (period end)	314	307	314	287
Loan servicing and other fees	$54,595	$53,177	$107,772	$92,851
Loan origination fees and gain on sale, net	1,527	4,118	5,645	3,393
Other income, net	56	19	75	40
Total revenue	56,178	57,314	113,492	96,284
Valuation adjustment of MSRs	21,074	184,601	205,675	(49,046)
Interest expense	(358)	(4,267)	(4,625)	(4,498)
Net revenue	76,894	237,648	314,542	42,740
Salaries, incentive compensation and benefits	7,509	7,258	14,767	14,288
General and administrative	2,254	2,668	4,922	5,671
Occupancy, equipment and communication	1,293	1,104	2,397	2,134
Depreciation and amortization	162	162	324	412
Provision (relief) for foreclosure losses	1,796	(321)	1,475	2,019
Total expenses	13,014	10,871	23,885	24,524
Net income allocated to servicing	$63,880	$226,777	$290,657	$18,216
The decrease in the servicing segment's net income for the three months ended June 30, 2022 compared to the sequential quarter was primarily driven by a significantly lower upward adjustment to the fair value of our MSRs of $21.1 million compared to $184.6 million in the sequential quarter. See discussion above under "Valuation Adjustment of Mortgage Servicing Rights".
Loan servicing and other fees increased due to the increases in our UPB of our servicing portfolio.
The delinquency rate steadily declined during 2021 and the first half of 2022; therefore, we have decreased our provision for foreclosure losses accordingly during the same period. Our reserves increased for the three months ended June 30, 2022 compared to the sequential quarter due to increases in expected per-loan losses. See discussion above under "Provision for Foreclosure Losses".
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
Historically, our primary uses of funds have included:
•cash flows used in our operations, including but not limited to:
◦origination of MLHS;

Table of Contents1
◦payment of interest expense; and
◦payment of operating expenses, including personnel costs and IT infrastructure;
•repayments on warehouse lines of credit;
•payment of dividends;
•share repurchases; and
•acquisitions of other mortgage businesses.
We are also subject to contingencies that may have a significant effect on the use of our cash. We believe that our cash flows from operations and other available sources of liquidity will be sufficient to fund our operations and meet our material cash requirements for the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our loan funding facilities.
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
As discussed in Note 10, Warehouse Lines of Credit, to the condensed consolidated financial statements included in Part I, Item 1, as of June 30, 2022, we had ten different loan funding facilities in different amounts and with various maturities. As of June 30, 2022, the aggregate available amount under our loan facilities was approximately $2.7 billion, with combined outstanding balances of approximately $1.1 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and making adjustments as necessary.
As discussed in Note 11, Notes Payable, to the condensed consolidated financial statements included in Part I, Item 1, as of June 30, 2022, we had three different MSR notes payable in different amounts with different maturities. As of June 30, 2022, the aggregate available amount under our MSR notes payable was $475.0 million, with combined outstanding balances of $118.8 million and unutilized capacity of $235.0 million, based on total committed amounts and our borrowing base

Table of Contents1
limitations. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2022, we had posted $14.7 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We also have an early buyout facility that is included in our warehouse lines of credit. This facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, as of June 30, 2022, the outstanding balance on the facility was $47.9 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of June 30, 2022 and December 31, 2021.
Our debt obligations are summarized below by facility as of June 30, 2022:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$58,705	$600,000		January 2023
	55,489	250,000		August 2022
	271,148	400,000		March 2023
	14,597	200,000		May 2023
	26,252	200,000		September 2022
	264,886	400,000	(1)	June 2023
	131,383	200,000		April 2023
	104,970	100,000	(2)	N/A
	173,843	300,000	(3)	N/A
	47,909	75,000	(4)	March 2025
MSR notes payable	118,750	175,000	(5)	March 2024
	—	200,000	(6)	August 2022
	—	100,000		June 2023
___________________________
(1)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.

Table of Contents1
(2)This facility's maturity date is 30 days from written notice by either the financial institution or the Company.
(3)This facility agreement is due on demand.
(4)Each buyout transaction carries a maximum term of four years from the date of repurchase.
(5)Facility provides for committed amount of $118.8 million, which can be increased up to $175.0 million.
(6)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of June 30, 2022 and December 31, 2021.
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
Cash Flows
Our cash flows are summarized below:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$929,448	$290,882
Net cash used in investing activities	(2,370)	(1,981)
Net cash used in financing activities	(920,619)	(302,018)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,459	$(13,117)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Loans held for sale	$954,407	$214,787
Other operating sources	(24,959)	76,095
Net cash provided by operating activities	$929,448	$290,882
Cash provided by loans held for sale increased due to a larger increase in proceeds on sale and payments from mortgage loans held for sale compared to cash used for origination of mortgage loans held for sale. The decrease in cash provided by other operating sources was primarily due to increases in valuation adjustments of mortgage servicing rights.

Table of Contents1

Investing activities
Our investing activities primarily consist of purchases of property and equipment. Cash used in investing activities increased for the six months ended June 30, 2022 compared to the same period in 2021, which was primarily due to cash used for purchases of property and equipment.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the increase in loan origination volume.

	Six Months Ended June 30,
($ in thousands)	2022	2021
Warehouse lines of credit	$(779,363)	$(260,263)
Other financing sources	(141,256)	(41,755)
Net cash used in financing activities	$(920,619)	$(302,018)
The increase in cash used in warehouse lines of credit for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher net repayments on our warehouse lines of credit. The increase in cash used in other financing sources for the six months ended June 30, 2022 compared to the same period in 2021, was primarily driven by repayments of $131.3 million compared to net borrowings of $19.3 million during the six months ended June 30, 2021 on our MSR notes payable and the payment of $60.0 million in cash dividends during May 2021. We did not borrow against our MSR notes payable for the six months ended June 30, 2022. We are managing our debt costs and used our strong liquidity position to repay debt during the six months ended June 30, 2022. During the six months ended June 30, 2022 we made payments of $7.3 million on acquisition-related contingent liabilities and used $1.4 million to repurchase shares of our Class A common stock.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. Through June 30, 2022, we repurchased and subsequently retired 141,952 shares of our Class A common stock at an average purchase price of $10.18 per share. As of June 30, 2022, $18.6 million remains available for repurchase.
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

Table of Contents1

Interest rate lock commitments, loan sale and forward commitments
We enter into IRLCs with borrowers who have applied for residential mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans, adjusted for pull-through, were approximately $2.0 billion and $2.2 billion as of June 30, 2022 and December 31, 2021, respectively.
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
There have been no material changes to our critical accounting estimates and assumptions during the six months ended June 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report").
There have been no changes in our significant accounting policies during the six months ended June 30, 2022 from those disclosed in Note 1, Business, Basis of Presentation, and Accounting Policies in the notes to our consolidated financial statements included in our 2021 Annual Report.
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
Our certifying officers, with the participation of our management, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon and as of the date of the evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to material weaknesses in internal controls over financial reporting that were previously disclosed in Part II, Item 9A of our 2021 Annual Report, which remain unremediated as of June 30, 2022.

Table of Contents1
Remediation
As previously described in Part II, Item 9A of our 2021 Annual Report, we identified material weaknesses in our internal control over financial reporting because we did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. This resulted in ineffective general information technology controls over user access and change management within the general ledger and loan systems. The deficiencies also contributed to ineffective monitoring of consistent operation of internal control over financial reporting and ineffective evaluation of the reliability of information used in controls. We previously began implementing a remediation plan to address these material weaknesses. The material weaknesses will be considered fully remediated once the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We have made progress towards remediation and will continue to implement our remediation plan for the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2021 Annual Report and in the risk factor titled “We identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting may have a material and adverse effect on our business, operating results, financial condition and prospects” in Part II, Item 1A. in this Quarterly Report and to diligently review our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the steps taken to work towards the remediation of the material weaknesses identified in Part II, Item 9A of our 2021 Annual Report and in the risk factor titled “We identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting may have a material and adverse effect on our business, operating results, financial condition and prospects” Part II, Item 1A. in this Quarterly Report, there were no changes in our internal control over financial reporting identified during the second quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Contents1
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

Macroeconomic and U.S. residential real estate market conditions have and could further materially and adversely affect our revenue and results of operations.
Our business has been, and will continue to be, affected by a number of factors that are beyond our control, including the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions, including the effects of the COVID-19 pandemic and related supply chain challenges impacting construction and housing inventory levels. Furthermore, our clients’ and potential clients’ income, and thus their ability and willingness to make home purchases and mortgage payments, may be negatively affected by macroeconomic factors such as rising inflation rates and the responses by central banking authorities to control such inflation, rising interest rates, unemployment, wage deflation, changes in property values and taxes, and the availability and cost of credit. In addition, continuing low inventory levels of homes for sale and housing generally, together with high home prices have depressed and may continue to depress home loan purchase activity. These macroeconomic factors have and may continue to adversely affect our origination volume.
Increased delinquencies could also increase the cost of servicing existing mortgages and could be detrimental to our business. Lower servicing fees could result in decreased cash flow, and also

Table of Contents1
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
Changes in prevailing interest rates or U.S. monetary policies have had and may continue to have a detrimental effect on our business. Our hedging strategies may not be successful in mitigating interest rate risk.

Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally changes along with interest rates. Increasing interest rates currently being experienced in the U.S. has adversely impacted our origination volume because refinancing an existing loan is less attractive for homeowners and qualifying for a purchase loan is more difficult for some borrowers. Furthermore, an increase in interest rates could also adversely affect our margins due to increased competition among originators. On the other hand, decreasing interest rates may cause a large number of borrowers to refinance, which could result in the loss of future net servicing revenues with an associated write-down of the related MSRs. As such, volatility in prevailing interest rates have had and may continue to have a detrimental effect on our financial performance and results of operations. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the Federal Reserve System could influence not only consumer demand for mortgages but also the fair value of our financial assets and liabilities.
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
The servicing agreements under which we service mortgage loans for GSE and non-GSE loan purchasers require that we comply with certain servicing guidelines and abide by certain financial and restrictive covenants. Under the terms of our master servicing agreements with the GSEs and non-

Table of Contents1
GSEs that purchase the loans we originate, the loan purchasers generally retain the right to terminate us as servicer of the loans we service on their behalf, with or without cause. If we were to have our MSRs terminated on a material portion of our servicing portfolio, or if our costs related to servicing mortgages were increased by the way of additional fees, fines or penalties or an increase in related compliance costs, this could materially and adversely affect our business.
Our mortgage loan origination and servicing activities rely on our loan funding facilities to fund mortgage loans and otherwise operate our business. If one or more of those facilities are terminated, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We depend upon several lenders to provide the primary funding facilities for our loans. As of the date of this Quarterly Report, we had twelve warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $2.7 billion. Additionally, as of June 30, 2022, we were party to (i) a term loan credit agreement with one of our warehouse banks, which agreement is collateralized by our Fannie Mae MSRs and provides for a term loan facility of $118.8 million (which can be increased to up to $175.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $100.0 million.
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
Our loan funding facilities contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum current ratio, minimum liquidity, positive quarterly income, and other customary debt covenants, as well as limitations on additional indebtedness, dividends, sales of assets, and declines in the mortgage loan servicing portfolio’s fair value. A breach of these covenants

Table of Contents1
can result in an event of default under these facilities and as such allow the lenders to pursue certain remedies. In addition, our loan facilities include cross default or cross acceleration provisions that could result in most, if not all, of our loan facilities terminating if an event of default or acceleration of maturity occurs under one facility. If we are unable to satisfy, or obtain waivers for, the continuing covenants, we may lose the ability to borrow under all of our financing facilities, which could be detrimental to our business.
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
The acquisition of RMS has caused, and our acquisition of RMS or other future acquisitions and investments may in the future cause, our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated benefits from such acquisitions and investments.

We have acquired and may in the future acquire or make investments in, complementary or what we view as strategic businesses, services or products. The ultimate success of these acquisitions, including the RMS acquisition in July 2021, will depend, in part, on our ability to successfully combine and integrate the acquired companies into our business, and realize the synergies and anticipated strategic, financial and other benefits from the acquisitions, as well as on changes in macroeconomic and U.S. residential real estate market conditions. If we are unable to achieve these objectives within the anticipated time frame, or at all, the value of our Class A common stock may decline.
The integration of any acquired company, including RMS, may result in material challenges, including, without limitation:
•coordinating geographically separate organizations with increased operations in jurisdictions in which we previously did not operate and subject to regulations and regulatory authorities to which we previously were not subject;
•undisclosed liabilities that were not discovered during the diligence process;
•managing a larger combined business;
•retaining key management and other employees and maintaining employee morale, and retaining existing business relationships with customers, real estate professionals and other counterparties;
•the possibility of faulty assumptions underlying expectations regarding the integration process and/or our inability to integrate RMS or other future acquisitions in the same manner, or with the same degree of success, as we have integrated past acquisitions;
•unanticipated issues in integrating information technology, communications and other systems;
•the businesses and assets we acquire through acquisitions might not perform at levels we expect, and we may not be able to achieve the anticipated synergies;

Table of Contents1
•the possibility that we incur additional indebtedness to pay for acquisitions, thereby increasing our leverage and diminishing our liquidity, or issue equity, which could result in dilution to our stockholders;
•the failure of RMS or other acquisitions to continue to grow under our ownership;
•the impact from revisions to forecasted amounts on the fair value of contingent liabilities related to our completed acquisitions, or disputes that may arise out of earn-outs, escrows, and other arrangements related to an acquisition of a company; and
•unforeseen expenses, costs, liabilities or delays associated with the acquisitions.
Any of the foregoing could adversely affect our business, financial condition, and results of operations.
The COVID-19 pandemic has created economic, financial and public health disruptions that have and are expected to continue to adversely affect the national economy and the local economies in the communities in which we operate, and its ultimate effect on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has negatively affected, and continues to negatively affect, the national economy and the local economies in the communities in which we operate. The pandemic has also caused significant volatility and disruption in the financial markets. While the full extent of the pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, we expect that the pandemic and governmental programs created as a response to the pandemic, will continue to affect certain aspects of our business. Although the impact of COVID-19 on our business has been immaterial so far, such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operation. In the event of a prolonged economic downturn or other economic disruption or changes in the broader economy, housing market, debt markets or otherwise, real estate transactions, the volume of mortgages we originate, and the value of the homes that serve as collateral for the loans that we service may decrease significantly.
The COVID-19 pandemic is also affecting our mortgage servicing operations. In March 2020, the federal government enacted the CARES Act, which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. Nevertheless, servicers of mortgage loans are contractually bound to advance monthly payments to investors, insurers, and taxing authorities regardless of whether the borrower actually makes those payments. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we have recorded, and expect to record additional, increases in delinquencies in our servicing portfolio, which may require us to finance substantial amounts of advances of principal and interest, property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. While Fannie Mae and Freddie Mac issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period, or at all. Additionally, we were prohibited through December 31, 2021, from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings. As a result, the effects of the CARES Act forbearance requirements reduced our servicing income, increased our servicing expenses, and required significant unreimbursed cash outlays.
The COVID-19 pandemic may also adversely affect our liquidity. We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities. Given the broad impact of COVID-19 on the financial markets, our future ability to borrow money to fund our current and future loan production and other cash needs is unknown. Our mortgage origination liquidity could also be affected if our lenders curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. In addition, we may be required to use significant amounts of cash to fund advances for loans subject to forbearance requirements or that are delinquent.
To protect the health and safety of our employees and in response to government actions or restrictions in connection with the onset of the COVID-19 pandemic, our workforce shifted from in-person to remote work environment. We have since transitioned to a hybrid work environment in which a portion of our workforce may work in-person. As a result, we continue to be subject to the

Table of Contents1
challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid in-person workforce. These changes to our operations going forward present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber-attacks due to increased remote work, potential strains to our business continuity plans, and increased costs to insure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues. In addition, although government authorities have lifted or modified some of the restrictive measures, some may in the future reinstitute these measures or impose new, more restrictive measures if we experience surges from new virus variants that are resistant to vaccines. Such restrictive measures could also slow certain aspects of our operations that depend on third parties such as appraisers, closing agents, and others for loan-related verifications.
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
Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Although we have expanded our presence in the northeast United States with our acquisition of RMS in 2021, we may face a competitive disadvantage as a result of our concentration primarily in the northwest United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, which we believe will increase throughout 2022 as the Federal Reserve combats rising inflation, may lead to increased competition for remaining loan originations. Any increase in these competitive pressures could have an adverse effect on our business, prospects, financial condition, and results of operations.
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

Table of Contents1
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the CARES Act and the temporary period of forbearance that is being offered for clients unable to pay on certain mortgage loans, may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition, and results of operations could be materially and adversely affected as a result. As of June 30, 2022, loans representing approximately 1.0% of the loans in our servicing portfolio were in forbearance.
A substantial portion of our assets are measured at fair value. From time to time our estimates of their value prove to be inaccurate and we are required to write them down.
We record the value of our MSRs, IRLCs, MLHS, the contingent liabilities related to our completed acquisitions, and our inventory of loans for which we have repurchase rights at fair value. Fair value determinations require many assumptions and complex analyses for which we cannot control many of the underlying factors. From time to time our estimates prove to be incorrect and we are required to write down the value of these assets, which could adversely affect our earnings, financial condition, and liquidity.
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
The success and growth of our business will depend upon our ability to adapt to and implement technological changes and to develop and market attractive products and services.
The mortgage industry is continually undergoing rapid technological change with frequent introductions of new products and services. We seek to differentiate ourselves by the range of mortgage programs we offer and rely on our internally-developed technology to make our platform available to our loan officers, evaluate mortgage applicants, service loans and enable greater operational efficiency. Our future success and growth depend, in part, upon our ability to develop new products and services that satisfy changing client demand and use technology to provide a desirable client experience and to create additional efficiencies in our operations. If we fail to predict demand and develop, commercialize, and achieve acceptance of attractive products and services, our business and prospects could be adversely affected. In addition, the implementation of technological

Table of Contents1
changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays, may cause us to fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial. Failure to keep pace successfully with technological change affecting the mortgage industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.
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
As a result of the continuing COVID-19 pandemic, our workforce shifted from in-person to remote work environment. We have since transitioned to a hybrid work environment in which a portion of our workforce may work in-person. This transition to a prolonged hybrid work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and computer systems, increased risk of phishing, ransomware, and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal or confidential information.
To the extent we or our systems rely on third-party service providers through either a connection to, or an integration with, those third-parties’ systems, the risk of cybersecurity attacks and loss, corruption or unauthorized publication of our information or the confidential information of

Table of Contents1
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
Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, either of which could cause us to require additional capital. If our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to you or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be materially and adversely affected.
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
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. For the period ended June 30, 2022, Ginnie Mae accounted for 28.3% of the UPB of our servicing portfolio.

Table of Contents1
As of June 30, 2022, we have a reserve of $16.9 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
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
We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks and the effects of climate change, which may cause disruptions in our operations and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, pandemics, floods, droughts, fires, and other environmental conditions can adversely impact properties that we own or that collateralize loans we own or service, as well as properties where we conduct business. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Terrorist attacks and other acts of violence, including Russia’s invasion of Ukraine in February 2022 and the resulting sanctions against Russia and certain Russian citizens, have caused and may continue to cause consumer confidence and spending to decrease or result in disruptions in U.S. financial markets and negatively impact the U.S. economy in general. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition, and results of operations.
Potentially adverse consequences of global warming and climate change, including rising sea levels and increased intensity of extreme weather events, could similarly have an impact on our properties and the local economies of certain areas in which we operate. Although we believe the

Table of Contents1
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
As a non-depository lending and servicing institution, we are subject to the regulatory authority of the Consumer Financial Protection Bureau ("CFPB"), including, without limitation, its authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. The CFPB has been active in investigations and enforcement actions, and has issued civil money penalties to parties when the CFPB has determined that such parties have violated the laws and regulations it enforces. Our failure to comply with the federal consumer protection laws and regulations to which we are subject, whether that failure is actual or alleged, could expose us to enforcement actions or potential litigation liabilities.
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

Table of Contents1
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

Anti-discrimination statutes, such as the Housing Act, ECOA, and other fair lending laws and regulations prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion, and national origin. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. As a result, various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative effect on a protected class of individuals). Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Housing Act and ECOA in the context of mortgage loan lending and servicing. Compliance with anti-discrimination prohibitions, and particularly the disparate impact theory, creates a significant administrative burden and potential liability for failure to comply. In addition, regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting fair lending, fair housing and other claims that the practices of lenders and loan servicers result in a disparate impact on protected classes. A successful regulatory challenge to our performance under these fair lending laws and regulations could result in a wide variety of sanctions, including damages, injunctive or equitable relief, and civil money penalties. In addition to reputational harm, such sanctions could have a material adverse effect on our business, financial condition, and results of operations. Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the FHA and ECOA from claims of “redlining” and “reverse redlining.” Redlining is the practice of denying a creditworthy applicant a loan for housing in a certain neighborhood even though the applicant may be otherwise qualified. Reverse redlining is targeting an applicant in a certain neighborhood for a higher cost products or services. In late 2021, the Department of Justice launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to crack down on discriminatory lending practices, making clear they are a high priority across the financial services regulatory ecosystem. In addition, the CFPB recently announced that it intends to use its authority under the Consumer Financial Protection Act to identify, prohibit, and prosecute discrimination as an unfair, deceptive, or abusive act or practices to target discriminatory conduct, even where fair lending laws such as the ECOA may not apply. More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. Any such changes in laws, regulations or interpretations could have a detrimental effect on our business.

We are subject to state licensing and operational requirements. Our failure to obtain and maintain the appropriate state licenses would prohibit us from originating or servicing mortgages in those states and adversely affect our operations.

Table of Contents1
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

Table of Contents1
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
These requirements will not apply to us as long as we remain a controlled company. Accordingly, investors in our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. We have currently elected not to rely on the exemption above except that we do not have a compensation committee composed entirely of independent directors.

Our directors and executive officers have significant control over our business.
Our directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 35.3% of the outstanding shares of our Class A common stock and 100% of the outstanding shares of our Class B common stock (to the extent the Chairman of our Board of Directors may be deemed to beneficially own all of the shares of our Class B common stock beneficially owned by MCMI), representing an aggregate of approximately 96.9% of the combined voting power of our outstanding common stock. As a result, in addition to their day-to-day management roles, our executive officers and directors will be able to exercise significant influence on our business as stockholders, including influence over election of members of the Board of Directors and the authorization of other corporate actions requiring stockholder approval.
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

Table of Contents1
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
Although we have paid some special dividends in the past, we do not anticipate declaring or paying regular cash dividends on our Class A common stock in the foreseeable future. Instead, we anticipate that most or all of our future earnings will be retained to support our operations and finance the growth and development of our business. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our Board of Directors may deem relevant. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends.
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

Table of Contents1
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

Table of Contents1
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In connection with the preparation of our financial statements, material weaknesses in our internal control over financial reporting were identified as of December 31, 2021, which remain unremediated as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control

Table of Contents1
over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management’s assessment of our internal control over financial reporting in connection with the audit of our December 31, 2021 financial statements and internal control over financial reporting identified that we did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. This resulted in ineffective general information technology controls over user access and change management within the general ledger and loan systems. The deficiencies also contributed to ineffective monitoring of consistent operation of internal control over financial reporting and ineffective evaluation of the reliability of information used in controls. The material weaknesses described above did not result in a misstatement to our annual consolidated financial statements for the year ended December 31, 2021. However, each of these material weaknesses could in the future result in a misstatement of our financial statement accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We have taken certain measures to remediate the material weaknesses described above, including the following: (1) investing in and continuing to hire additional finance, accounting and IT resources with appropriate knowledge and expertise to effectively design, operate and document financial reporting processes and internal controls, (2) enhancing risk assessment, including over source systems to identify the appropriate complement of controls to address access and other information technology specific risks, (3) designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience, including over segregation of duties and information technology solutions, (4) implementing and monitoring our approach to remediation of control activities, (5) engaging third party specialists to conduct a comprehensive review, update and enhancement of the design and documentation of key business processes to ensure the components of internal control over financial reporting are present and functioning, and (6) reporting regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies.

We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. These actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial reports. As a further result, our access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our Class A common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Also, the existence of any material weaknesses could require management to devote significant time and incur significant expense to remediate any such material weaknesses, and management may not be able to remediate any such material weaknesses in a timely manner, or at all. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.
We concluded that our disclosure controls and procedures were not effective as of June 30, 2022 and if we do not remediate our disclosure controls and procedures in a timely manner or fail to maintain effective disclosure controls and procedures in the future, we may not be able to meet applicable reporting requirements, which could materially and adversely affect us.

We are subject to the informational requirements of the Exchange Act and are required to file reports and other information with the SEC. As a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that

Table of Contents1
information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Due to the material weaknesses in our internal control over financial reporting we identified as of December 31, 2021 which remain unremediated as of June 30, 2022 as discussed above, we concluded that our disclosure controls and procedures were not effective as of June 30, 2022. We have taken certain measures to remediate our material weaknesses as discussed above but it may be difficult or time consuming to remediate them in a timely manner. Any failure to timely effect any necessary improvements thereto or to maintain effective disclosure controls and procedures in the future could cause us to fail to meet our reporting obligations (which could affect the listing of our Class A common stock on the NYSE). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation, and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the trading price of our Class A common stock.
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

Table of Contents1
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to repurchases of shares of our Class A common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
April 1, 2022 to April 30, 2022	—	$—		$20,000
May 1, 2022 to May 31, 2022	48,623	$9.88	48,623	$19,519
June 1, 2022 to June 30, 2022	93,329	$10.41	93,329	$18,554
Total	141,952	$10.18	141,952
(1) Average price paid per share includes costs associated with the repurchases.
(2) On May 5, 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over the next 24 months. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any

Table of Contents1
shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

Table of Contents1
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)
10.1*	Form of Restricted Stock Unit Agreement to Non-Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
#    This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

Table of Contents1
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUILD HOLDINGS COMPANY

Dated: August 5, 2022	By:	/s/ Mary Ann McGarry
	Name:	Mary Ann McGarry
	Title:	Chief Executive Officer

Dated: August 5, 2022	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer