Form 10-Q
period 2022-09-30
Guild Holdings Co
filed 2022-11-07
CIK 1821160

Table of Contents1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
As of October 31, 2022, the registrant had 20,733,787 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

Table of Contents1
GUILD HOLDINGS COMPANY

i

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

Table of Contents1
•We are highly dependent on certain U.S. government-sponsored entities and government agencies, and any organizational or pricing changes in these entities, their guidelines or their current roles could materially and adversely affect us.
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
•We are a “controlled company” and may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
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

Table of Contents1
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$162,198	$243,108
Restricted cash	7,752	5,012
Mortgage loans held for sale	929,561	2,204,216
Ginnie Mae loans subject to repurchase right	607,614	728,978
Accounts and interest receivable	32,095	68,359
Derivative assets	71,826	27,961
Mortgage servicing rights, net	1,129,551	675,340
Intangible assets, net	35,063	41,025
Goodwill	173,434	175,144
Other assets	194,997	214,061
Total assets	$3,344,091	$4,383,204
Liabilities and stockholders’ equity
Warehouse lines of credit	$819,892	$1,927,478
Notes payable	112,500	250,227
Ginnie Mae loans subject to repurchase right	608,046	729,260
Accounts payable and accrued expenses	40,902	56,836
Accrued compensation and benefits	35,457	75,079
Investor reserves	16,015	18,437
Contingent liabilities due to acquisitions	—	59,500
Derivative liabilities	23,577	2,079
Operating lease liabilities	87,363	97,836
Note due to related party	1,057	2,614
Deferred compensation plan	93,073	101,600
Deferred tax liabilities	240,618	142,245
Total liabilities	2,078,500	3,463,191
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,477,053 and 20,723,912 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	205	207
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding as of September 30, 2022 and December 31, 2021	403	403
Additional paid-in capital	44,061	42,175
Retained earnings	1,220,863	877,194
Non-controlling interest	59	34
Total stockholders’ equity	1,265,591	920,013
Total liabilities and stockholders’ equity	$3,344,091	$4,383,204
See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenue
Loan origination fees and gain on sale of loans, net	$154,618	$396,961	$605,229	$1,174,308
Loan servicing and other fees	57,647	50,248	165,419	143,099
Valuation adjustment of mortgage servicing rights	41,764	(35,535)	247,439	(84,581)
Interest income	17,575	16,652	47,661	46,386
Interest expense	(11,324)	(15,310)	(36,411)	(46,030)
Other income, net	940	(59)	1,182	71
Net revenue	261,220	412,957	1,030,519	1,233,253
Expenses
Salaries, incentive compensation and benefits	137,372	270,894	502,893	770,181
General and administrative	19,412	24,807	20,153	83,508
Occupancy, equipment and communication	17,302	18,014	54,587	47,508
Depreciation and amortization	3,895	4,107	11,616	7,369
Reversal of provision for foreclosure losses	(3,449)	(2,325)	(1,974)	(306)
Total expenses	174,532	315,497	587,275	908,260
Income before income tax expense	86,688	97,460	443,244	324,993
Income tax expense	9,321	25,364	99,615	83,355
Net income	77,367	72,096	343,629	241,638
Net (loss) income attributable to non-controlling interest	(7)	—	25	—
Net income attributable to Guild	$77,374	$72,096	$343,604	$241,638

Net income per share attributable to Class A and Class B Common Stock:
Basic	$1.27	$1.18	$5.63	$4.01
Diluted	$1.26	$1.17	$5.56	$3.99
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,893	60,986	61,004	60,332
Diluted	61,563	61,400	61,806	60,618
See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2020	19,666,981	$197	40,333,019	$403	$18,035	$717,357	$—	$735,992
Stock-based compensation	—	—	—	—	1,632	—	—	1,632
Net income	—	—	—	—	—	160,604	—	160,604
Balance at March 31, 2021	19,666,981	197	40,333,019	403	19,667	877,961	—	898,228
Dividends paid on Class A and Class B common stock ($1.00 per share)	—	—	—	—	—	(60,000)	—	(60,000)
Dividend equivalents on unvested restricted stock units	—	—	—	—	1,447	(1,447)	—	—
Stock-based compensation	—	—	—	—	1,457	—	—	1,457
Net income	—	—	—	—	—	8,938	—	8,938
Balance at June 30, 2021	19,666,981	197	40,333,019	403	22,571	825,452	—	848,623
Issuance of Class A shares for acquisition of RMS	996,644	10	—	—	15,279	—	—	15,289
Stock-based compensation	—	—	—	—	1,507	—	—	1,507
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(36)	36	—	—
Net income	—	—	—	—	—	72,096	—	72,096
Balance at September 30, 2021	20,663,625	$207	40,333,019	$403	$39,321	$897,584	$—	$937,515

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2021	20,723,912	$207	40,333,019	$403	$42,175	$877,194	$34	$920,013
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(40)	40	—	—
Net income	—	—	—	—	—	207,958	15	207,973
Balance at March 31, 2022	20,723,912	207	40,333,019	403	43,407	1,085,192	49	1,129,258
Stock-based compensation	—	—	—	—	1,728	—	—	1,728
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(25)	25	—	—
Vesting of restricted stock units	34,055	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock	(141,952)	(1)	—	—	(1,444)	—	—	(1,445)
Net income	—	—	—	—	—	58,272	17	58,289
Balance at June 30, 2022	20,616,015	206	40,333,019	403	43,666	1,143,489	66	1,187,830
Stock-based compensation	—	—	—	—	1,917	—	—	1,917
Repurchase and retirement of Class A common stock	(138,962)	(1)	—	—	(1,522)	—	—	(1,523)
Net income (loss)	—	—	—	—	—	77,374	(7)	77,367
Balance at September 30, 2022	20,477,053	$205	40,333,019	$403	$44,061	$1,220,863	$59	$1,265,591

See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$343,629	$241,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,616	7,369
Valuation adjustment of mortgage servicing rights	(247,439)	84,581
Valuation adjustment of mortgage loans held for sale	65,297	59,040
Unrealized (gain) loss on derivatives	(22,366)	52,758
Amortization of right-of-use assets	12,408	11,619
Provision for investor reserves	679	7,581
Reversal of provision for foreclosure losses	(1,974)	(306)
Valuation adjustment of contingent liabilities due to acquisitions	(45,075)	18,587
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(440,974)	(1,019,439)
Deferred income taxes	98,373	11,222
Other	(8,277)	2,533
Benefit from investor reserves	(3,101)	(4,958)
Foreclosure loss reserve	(1,436)	(1,427)
Stock-based compensation	4,917	4,596
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(16,265,741)	(28,192,471)
Proceeds on sale of and payments from mortgage loans held for sale	17,916,073	29,847,321
Accounts and interest receivable	39,674	(5,955)
Other assets	(2,945)	(7,901)
Mortgage servicing rights	(206,772)	(257,917)
Accounts payable and accrued expenses	(15,932)	(1,620)
Accrued compensation and benefits	(39,622)	(36,938)
Income taxes	4,938	(24,595)
Contingent liability payments	(7,125)	(23,448)
Operating lease liabilities	(12,075)	(8,766)
Deferred compensation plan liability	4,530	6,038
Real estate owned, net	(199)	171
Net cash provided by operating activities	1,181,081	769,313
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(86,864)
Proceeds from the sale of property and equipment	177	115
Purchases of property and equipment	(3,158)	(3,538)
Net cash used in investing activities	(2,981)	(90,287)
Cash flows from financing activities
Borrowings on warehouse lines of credit	16,006,430	27,415,569
Repayments on warehouse lines of credit	(17,113,148)	(28,082,761)
Borrowings on MSR notes payable	—	23,500
Repayments on MSR notes payable	(137,500)	(4,250)
Contingent liability payments	(7,300)	—
Net change in notes payable	(1,784)	(1,764)
Repurchases of Class A common stock	(2,968)	—
Dividends paid	—	(60,000)
Net cash used in financing activities	(1,256,270)	(709,706)
Decrease in cash, cash equivalents and restricted cash	(78,170)	(30,680)
Cash, cash equivalents and restricted cash, beginning of period	248,120	339,633
Cash, cash equivalents and restricted cash, end of period	$169,950	$308,953

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$162,198	$302,931

Table of Contents1

Restricted cash	7,752	6,022
Total cash, cash equivalents and restricted cash	$169,950	$308,953
Supplemental information
Cash paid for interest, net	$26,291	$33,947
Cash paid for income taxes, net of refunds	$(3,745)	$96,717
Supplemental disclosure of non-cash investing activities:
Measurement period adjustment to goodwill	$(1,710)	$—
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
The Company consolidates one VIE. At September 30, 2022, the VIE had minimal assets and liabilities.
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

Table of Contents1
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $1.0 billion and $1.1 billion at September 30, 2022 and December 31, 2021, respectively.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At September 30, 2022 and December 31, 2021, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
Trading Securities — Trading securities are classified within Level One of the valuation hierarchy. Valuation is based upon quoted prices for identical instruments traded in active markets. Level One trading securities include securities traded on active exchange markets, such as the New York Stock Exchange. Trading securities are included within other assets in the Condensed Consolidated Balance Sheets.
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — "IRLCs" are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of September 30, 2022 and December 31, 2021, was 94.6% and 91.5%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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
Investment in Warrants — The Company was a party to a joint marketing agreement with a private independent insurance carrier whereby the Company marketed their products and submitted leads for borrowers needing insurance. In connection with satisfying the conditions set forth under such agreement, the Company received warrants that may be exercised to purchase shares of common stock of the private company. The Company’s equity investment in the warrants is carried at its estimated fair value, which was determined using the price per share paid by an investor in an equity sale transaction completed by the private company, resulting in a Level Three classification. The warrants are exercisable until June 2025. The Company’s investment in the warrants will be revalued at each balance sheet date with changes in the fair value reported in other income, net in the Condensed Consolidated Statements of Income each reporting period. The Company's investment in warrants is included within other assets in the Condensed Consolidated Balance Sheets.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities, which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At September 30, 2022 and December 31, 2021 the range of the risk adjusted discount rate was 13.8% - 15.0%, with a median of 14.9%, and 15.0% -

Table of Contents1
19.5%, with a median of 19.1%, respectively. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$83	$—	$—	$83
Derivative
Forward delivery commitments and best effort sales commitments	—	71,826	—	71,826
Mortgage loans held for sale	—	929,561	—	929,561
Mortgage servicing rights	—	—	1,129,551	1,129,551
Investment in warrants	—	—	961	961
Total assets at fair value	$83	$1,001,387	$1,130,512	$2,131,982
Liabilities:
Derivative
Interest rate lock commitments	—	—	23,577	23,577
Total liabilities at fair value	$—	$—	$23,577	$23,577
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$107	$—	$—	$107
Derivative
Forward delivery commitments	—	5,842	—	5,842
Interest rate lock commitments	—	—	22,119	22,119
Mortgage loans held for sale	—	2,204,216	—	2,204,216
Mortgage servicing rights	—	—	675,340	675,340
Total assets at fair value	$107	$2,210,058	$697,459	$2,907,624
Liabilities:
Derivative
Forward delivery commitments	$—	$2,079	$—	$2,079
Contingent liabilities due to acquisitions	—	—	59,500	59,500
Total liabilities at fair value	$—	$2,079	$59,500	$61,579

Table of Contents1
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the periods ended:

	IRLCs	Contingent Liabilities
Balance at June 30, 2022	$14,600	$1,557
Net transfers and revaluation losses	(38,177)	—
Payments	—	(1,884)
Valuation adjustments	—	327
Balance at September 30, 2022	$(23,577)	$—

Balance at December 31, 2021	$22,119	$59,500
Net transfers and revaluation losses	(45,696)	—
Payments	—	(14,425)
Valuation adjustments	—	(45,075)
Balance at September 30, 2022	$(23,577)	$—

Balance at June 30, 2021	$44,486	$20,416
Net transfers and revaluation losses	(8,765)	—
Payments	—	(12,656)
Additions	—	63,956
Valuation adjustments	—	5,473
Balance at September 30, 2021	$35,721	$77,189

Balance at December 31, 2020	$130,338	$18,094
Net transfers and revaluation losses	(94,617)	—
Payments	—	(23,448)
Additions	—	63,956
Valuation adjustments	—	18,587
Balance at September 30, 2021	$35,721	$77,189
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three and nine months ended September 30, 2022 and 2021.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At September 30, 2022 and December 31, 2021, the Company had the following financial assets measured at fair value on a non-recurring basis:
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

Table of Contents1
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$607,614	$—	$607,614
Total assets at fair value	$—	$607,614	$—	$607,614
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$608,046	$—	$608,046
Total liabilities at fair value	$—	$608,046	$—	$608,046
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$728,978	$—	$728,978
Total assets at fair value	$—	$728,978	$—	$728,978
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$729,260	$—	$729,260
Total liabilities at fair value	$—	$729,260	$—	$729,260
Fair Value Option
The following is the estimated fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at September 30, 2022	$929,561	$972,588	$(43,027)
Balance at December 31, 2021	$2,204,216	$2,184,326	$19,890
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

Table of Contents1
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
Goodwill was primarily attributable to the assembled workforce and future growth expected after the acquisition date and will not be deductible for income tax purposes. Goodwill recognized was assigned to our Origination segment. Transaction costs associated with the RMS acquisition were approximately $5.2 million and were expensed as incurred within general and administrative expenses in the Condensed Consolidated Statements of Income.
Measurement period adjustments were recorded in the second quarter of 2022 and resulted in an immaterial decrease to goodwill and increase to income tax receivable (see Note 10). The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date, including measurement period adjustments:

Purchase price:
Cash paid at closing of the transaction	$185,786
Fair value of Class A common stock issued	15,289
Estimated fair value of contingent consideration	63,956
Total purchase price	265,031

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	85,559
Mortgage loans held for sale	465,020
Acquired intangible assets	45,000
Right-of-use assets	11,855
Other	36,923
Total assets acquired	644,357

Fair value of liabilities assumed:
Warehouse lines of credit	431,175
Accounts payable and accrued expenses	26,960
Operating lease liabilities	12,959
Deferred taxes	16,231
Other	2,601
Total liabilities assumed	489,926

Fair value of net identifiable assets acquired	154,431

Goodwill	$110,600
The fair value of the Company's Class A common stock issued was determined based on the closing market price of the Company's common shares on June 30, 2021, the last price prior to the close of the acquisition.

Table of Contents1
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
The acquisition of RMS has been fully integrated with the Company's existing operations; therefore, post-acquisition revenues and net income are not available. Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's Condensed Consolidated Statements of Income is not material.
NOTE 4 - ACCOUNTS AND INTEREST RECEIVABLE
Accounts and interest receivable consisted of the following:

	September 30, 2022	December 31, 2021
Trust advances	$18,974	$43,660
Foreclosure advances, net	10,690	19,311
Receivables related to loan sales, net	571	3,043
Other	1,860	2,345
Total accounts and interest receivable	$32,095	$68,359
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance — beginning of period	$10,997	$12,790	$10,355	$12,402
Utilization of foreclosure reserve	(603)	204	(1,436)	(1,427)
Reversal of provision for foreclosure losses	(3,449)	(2,325)	(1,974)	(306)
Balance — end of period	$6,945	$10,669	$6,945	$10,669

Table of Contents1
NOTE 5 - OTHER ASSETS
Other assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$29,993	$32,900
Company owned life insurance	36,594	38,824
Property and equipment, net	13,260	15,834
Right-of-use assets	75,677	86,484
Income tax receivable	36,068	39,295
Real estate owned	820	471
Land	1,541	146
Trading securities	83	107
Investment in warrants	961	—
Total other assets	$194,997	$214,061
Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Computer equipment	$29,436	$30,355
Furniture and equipment	25,030	25,833
Leasehold improvements	18,556	16,214
Internal-use software in production	281	1,548
Internal-use software	10,357	8,557
Property and equipment, gross	83,660	82,507
Accumulated depreciation	(70,400)	(66,673)
Property and equipment, net	$13,260	$15,834
Depreciation and amortization expense for property and equipment was $2.0 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $5.7 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized hedging gains (losses)	$29,290	$(4,153)	$22,366	$(52,758)
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at September 30, 2022 and December 31, 2021:

Table of Contents1

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2022
IRLCs	$1,423,205	$—	$23,577
Forward delivery commitments and best efforts sales commitments	$1,780,910	$71,826	$—
Balance at December 31, 2021
IRLCs	$2,388,097	$22,119	$—
Forward delivery commitments and best efforts sales commitments	$3,217,162	$5,842	$2,079
The Company had an additional $341.6 million and $654.0 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at September 30, 2022 and December 31, 2021, respectively. The Company also had $600.0 million and $767.5 million in closed hedge instruments not yet settled at September 30, 2022 and December 31, 2021, respectively. See Note 2 for fair value disclosure of the derivative instruments.
The following table presents the quantitative information about IRLCs and the fair value measurements:

	September 30, 2022	December 31, 2021
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (94.6%)	0% - 100% (91.5%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the periods ended September 30, 2022 and 2021.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
September 30, 2022
Forward delivery commitments and best efforts sales commitments	$72,434	$(608)	$71,826
Total assets	$72,434	$(608)	$71,826

December 31, 2021
Forward delivery commitments	$7,541	$(1,699)	$5,842
Total assets	$7,541	$(1,699)	$5,842

Forward delivery commitments	$1,575	$(2,710)	$(1,135)
Best efforts sales commitments	(944)	—	(944)
Total liabilities	$631	$(2,710)	$(2,079)

Table of Contents1
NOTE 7 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance — beginning of period	$1,030,310	$578,690	$675,340	$446,998
MSRs originated and acquired through acquisitions	57,477	81,994	206,772	262,732
Changes in fair value:
Due to collection/realization of cash flows	(19,659)	(37,313)	(70,380)	(117,119)
Due to changes in valuation model inputs or assumptions	61,423	1,778	317,819	32,538
Balance — end of period	$1,129,551	$625,149	$1,129,551	$625,149
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs:

	September 30, 2022	December 31, 2021
Unobservable Input	Range (Weighted Average)
Discount rate	9.0% - 15.5% (9.8%)	9.3% - 15.5% (9.9%)
Prepayment rate	7.0% - 31.2% (8.0%)	7.3% - 29.5% (13.6%)
Cost to service (per loan)	$71.9 - $305.9 ($90.7)	$71.9 - $247.6 ($91.4)
At September 30, 2022 and December 31, 2021, the MSRs had a weighted average life of approximately 8.2 years and 5.9 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Servicing fees from servicing portfolio	$56,410	$48,713	$161,342	$138,604
Late fees	1,486	1,468	4,369	3,988
Other ancillary servicing revenue, net	(249)	67	(292)	507
Total loan servicing and other fees	$57,647	$50,248	$165,419	$143,099
At September 30, 2022 and December 31, 2021, the UPB of mortgage loans serviced totaled $77.7 billion and $70.9 billion, respectively. Conforming conventional loans serviced by the Company are sold to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the Federal Housing Association ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA").
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

Table of Contents1
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at September 30, 2022 and December 31, 2021, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2022
Mortgage servicing rights	$(38,927)	$(75,808)	$(46,720)	$(90,090)	$(11,732)	$(23,899)
December 31, 2021
Mortgage servicing rights	$(35,704)	$(69,207)	$(23,135)	$(45,139)	$(7,875)	$(16,288)
NOTE 8 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is set forth below:

	Nine Months Ended September 30,
	2022	2021
Balance at the beginning of period	$2,204,216	$2,368,777
Origination of mortgage loans held for sale	16,265,741	28,192,471
Proceeds on sale of and payments from mortgage loans held for sale	(17,916,073)	(29,847,321)
Mortgage loans acquired (see Note 3)	—	465,020
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	440,974	1,019,439
Valuation adjustment of mortgage loans held for sale	(65,297)	(59,040)
Balance at the end of period	$929,561	$2,139,346
At September 30, 2022, mortgage loans held for sale included UPB of the underlying loans of $1.0 billion and had a fair value of $0.9 billion. At December 31, 2021, mortgage loans held for sale included UPB of the underlying loans of $2.2 billion and had a fair value of $2.2 billion.
NOTE 9 - INVESTOR RESERVES
The Company’s estimate of the investor reserves considers the current macro-economic environment and recent repurchase trends; however, if the Company experiences a prolonged period of higher repurchase and indemnification activity, then the realized losses from loan repurchases and indemnifications may ultimately be in excess of the liability. The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less any loans that have already been paid in full by the mortgagee, that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make-whole, or that have been repurchased. Additionally, the Company may receive relief of certain representations and warranty obligations on

Table of Contents1
loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC.The activity of the investor reserves was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance — beginning of period	$16,919	$16,827	$18,437	$14,535
Benefit from investor reserves	(2,479)	(1,646)	(3,101)	(4,958)
Investor reserves acquired from RMS	—	1,507	—	1,507
Provision for investor reserves	1,575	1,977	679	7,581
Balance — end of period	$16,015	$18,665	$16,015	$18,665
NOTE 10 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

Balance at December 31, 2021	$175,144
Measurement period adjustment(1)	(1,710)
Balance at September 30, 2022	$173,434
______________________________
(1)The Company recorded a measurement period adjustment that included a decrease to goodwill of $1.7 million and an increase to income tax receivable of $1.7 million. This adjustment did not impact the Company's statements of income.
Intangible Assets
The following table presents our intangible assets, net as of September 30, 2022:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Referral network	$42,300	$8,812	$33,488	4.5
Non-compete agreements	2,700	1,125	1,575	0.1
	$45,000	$9,937	$35,063	4.6
Amortization expense related to intangible assets was $2.0 million for each of the three months ended September 30, 2022 and 2021, and $6.0 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 11 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at September 30, 2022 and December 31, 2021. Changes subsequent to September 30, 2022 have been described in the notes referenced with the below table.

Table of Contents1

	Maturity as of September 30, 2022	September 30, 2022	December 31, 2021
$600 million master repurchase facility agreement(1)	January 2023	$67,594	$472,646
$150 million master repurchase facility agreement(2)	August 2023	25,979	147,750
$400 million master repurchase facility agreement(3)	March 2023	253,963	295,444
$200 million master repurchase facility agreement(4)	May 2023	17,853	146,182
$200 million master repurchase facility agreement(5)	September 2023	50,158	133,772
$400 million master repurchase facility agreement(6)	June 2023	160,253	377,416
$200 million master repurchase facility agreement(7)	April 2023	77,395	117,935
$100 million master repurchase facility agreement(8)	N/A	43,388	136,173
$75 million master repurchase facility agreement(9)	March 2025	43,427	33,452
$200 million master repurchase facility agreement(10)	N/A	—	26,947
$300 million master repurchase facility agreement(11)	N/A	81,816	35,099
$75 million master repurchase facility agreement(12)	N/A	—	5,727
		821,826	1,928,543
Prepaid commitment fees		(1,934)	(1,065)
Net warehouse lines of credit		$819,892	$1,927,478
______________________________
(1)The variable interest rate is calculated using a base rate tied to the Secured Overnight Financing Rate ("SOFR").
(2)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000.
(3)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility requires a minimum deposit of $2.0 million. Subsequent to September 30, 2022, this facility was reduced to $300.0 million and the minimum deposit required was reduced to $1.5 million.
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
(8)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility’s maturity date is 30 days from written notice by either the financial institution or the Company.
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
The weighted average interest rate for warehouse lines of credit was 2.95% and 2.40% at September 30, 2022 and December 31, 2021, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had

Table of Contents1
cash balances of $49.7 million and $46.7 million in its warehouse buy down accounts as offsets to certain lines of credit at September 30, 2022 and December 31, 2021, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At September 30, 2022 and December 31, 2021, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” ("ASAP"). The Company can elect to assign FNMA Mortgage Backed Security ("MBS") trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of September 30, 2022 and December 31, 2021.
NOTE 12 - NOTES PAYABLE
Revolving Notes:
In January 2014, the Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 70% of the available facility. The revolving note has a maximum committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to $200.0 million. In August 2022, the Company amended and restated the agreement to extend the expiration date of the revolving notes to August 2027. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2022 and December 31, 2021, the Company had no balance and $60.0 million, respectively, in outstanding borrowings on this credit facility.
In July 2017, the Company entered into an agreement for a revolving note of up to $25.0 million from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. In July 2020, the Company amended the agreement by extending the expiration date to July 2021 and increasing the revolving note up to $65.0 million. In July 2021, the Company further amended the agreement by extending the expiration date to July 2022. In February 2022, the Company again amended the agreement and increased the revolving note up to $100.0 million. In June 2022, the Company further amended the agreement by extending the expiration date to June 2023. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2022 and December 31, 2021, the Company had no balance and $65.0 million, respectively, in outstanding borrowings on this credit facility.
Term Note:
In January 2014, the Company entered into a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. In March 2021, the term note was amended and restated, at which time there was an outstanding amount of $76.5 million. The outstanding amount of $76.5 million was rolled into a new term note with a commitment of $125.0 million. The note allows for the committed amount to be increased to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures in March 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April

Table of Contents1
15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee on the average unused balance, which is also paid quarterly. At September 30, 2022 and December 31, 2021, the Company had an outstanding balance of $112.5 million and $125.0 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of September 30, 2022 are as follows:

2022	$6,250
2023	25,000
2024	81,250
Total	$112,500
NOTE 13 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
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
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Guild	$77,374	$72,096	$343,604	$241,638

Weighted-average shares outstanding, Class A Common Stock	20,560	20,653	20,671	19,999
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333	40,333	40,333
Weighted-average shares outstanding - basic	60,893	60,986	61,004	60,332

Add dilutive effects of non-vested shares of restricted stock - Class A	670	414	802	286
Weighted-average shares outstanding - diluted	61,563	61,400	61,806	60,618

Basic earnings per share:
Class A and Class B Common Stock	$1.27	$1.18	$5.63	$4.01
Diluted earnings per share:
Class A and Class B Common Stock	$1.26	$1.17	$5.56	$3.99
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

Table of Contents1
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
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the next 24 months from such date. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the three and nine months ended September 30, 2022, the Company repurchased and subsequently retired 138,962 shares and 280,914 shares of the Company’s Class A common stock at an average purchase price of $11.13 per share and $10.84 per share, respectively. As of September 30, 2022, $17.0 million remains available for repurchase.
NOTE 14 - STOCK-BASED COMPENSATION
Stock-Based Compensation
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Omnibus Incentive Plan. The stock-based compensation costs recognized during the three and nine months ended September 30, 2022 was $1.9 million and $4.9 million, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 2021, and are included in salaries, incentive compensation and benefits. The income tax benefit recognized related to this expense was approximately $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was approximately $15.6 million of unrecognized compensation costs related to non-vested RSUs, which we expect to recognize over the next 2.2 years.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at September 30, 2022 and December 31, 2021 were approximately $1.4 billion and $2.4 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments

Table of Contents1
related to these derivatives at September 30, 2022 and December 31, 2021 were approximately $1.8 billion and $3.2 billion, respectively.
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

Table of Contents1
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of September 30, 2022 the Company serviced at least one loan in forty-nine different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build long standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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

Table of Contents1
The following table presents the financial performance and results by segment for the three months ended September 30, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$154,319	$299	$154,618	$—	$154,618
Loan servicing and other fees	—	57,647	57,647	—	57,647
Valuation adjustment of mortgage servicing rights	—	41,764	41,764	—	41,764
Interest income (expense)	4,388	3,392	7,780	(1,529)	6,251
Other income, net	(32)	979	947	(7)	940
Net revenue	158,675	104,081	262,756	(1,536)	261,220
Expenses
Salaries, incentive compensation and benefits	124,909	6,955	131,864	5,508	137,372
General and administrative	13,706	2,420	16,126	3,286	19,412
Occupancy, equipment and communication	15,043	1,202	16,245	1,057	17,302
Depreciation and amortization	3,498	159	3,657	238	3,895
Reversal of provision for foreclosure losses	—	(3,449)	(3,449)	—	(3,449)
Income tax expense	—	—	—	9,321	9,321
Net income (loss)	$1,519	$96,794	$98,313	$(20,946)	$77,367
The following table presents the financial performance and results by segment for the nine months ended September 30, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$599,285	$5,944	$605,229	$—	$605,229
Loan servicing and other fees	—	165,419	165,419	—	165,419
Valuation adjustment of mortgage servicing rights	—	247,439	247,439	—	247,439
Interest income (expense)	17,183	(1,233)	15,950	(4,700)	11,250
Other income, net	(57)	1,054	997	185	1,182
Net revenue	616,411	418,623	1,035,034	(4,515)	1,030,519
Expenses
Salaries, incentive compensation and benefits	464,368	21,722	486,090	16,803	502,893
General and administrative	3,455	7,342	10,797	9,356	20,153
Occupancy, equipment and communication	47,645	3,599	51,244	3,343	54,587
Depreciation and amortization	10,374	483	10,857	759	11,616
Reversal of provision for foreclosure losses	—	(1,974)	(1,974)	—	(1,974)
Income tax expense	—	—	—	99,615	99,615
Net income (loss)	$90,569	$387,451	$478,020	$(134,391)	$343,629

Table of Contents1

The following table presents the financial performance and results by segment for the three months ended September 30, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$392,672	$4,289	$396,961	$—	$396,961
Loan servicing and other fees	—	50,248	50,248	—	50,248
Valuation adjustment of mortgage servicing rights	—	(35,535)	(35,535)	—	(35,535)
Interest income (expense)	4,746	(1,819)	2,927	(1,585)	1,342
Other income, net	(32)	7	(25)	(34)	(59)
Net revenue	397,386	17,190	414,576	(1,619)	412,957
Expenses
Salaries, incentive compensation and benefits	256,728	6,343	263,071	7,823	270,894
General and administrative	21,507	1,941	23,448	1,359	24,807
Occupancy, equipment and communication	15,107	959	16,066	1,948	18,014
Depreciation and amortization	3,564	166	3,730	377	4,107
Reversal of provision for foreclosure losses	—	(2,325)	(2,325)	—	(2,325)
Income tax expense	—	—	—	25,364	25,364
Net income (loss)	$100,480	$10,106	$110,586	$(38,490)	$72,096
The following table presents the financial performance and results by segment for the nine months ended September 30, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$1,166,626	$7,682	$1,174,308	$—	$1,174,308
Loan servicing and other fees	—	143,099	143,099	—	143,099
Valuation adjustment of mortgage servicing rights	—	(84,581)	(84,581)	—	(84,581)
Interest income (expense)	11,247	(6,317)	4,930	(4,574)	356
Other income, net	—	47	47	24	71
Net revenue	1,177,873	59,930	1,237,803	(4,550)	1,233,253
Expenses
Salaries, incentive compensation and benefits	722,604	20,631	743,235	26,946	770,181
General and administrative	69,301	7,612	76,913	6,595	83,508
Occupancy, equipment and communication	41,038	3,093	44,131	3,377	47,508
Depreciation and amortization	5,553	578	6,131	1,238	7,369
Reversal of provision for foreclosure losses	—	(306)	(306)	—	(306)
Income tax expense	—	—	—	83,355	83,355
Net income (loss)	$339,377	$28,322	$367,699	$(126,061)	$241,638

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
As permitted by SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, this section discusses our results of operations for the current quarter ended September 30, 2022 compared to the immediately preceding prior quarter ended June 30, 2022.
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

Table of Contents1
Executive Summary
This executive summary highlights selected financial information that should be considered in the context of the additional discussions below.
•Originated $4.4 billion and $5.8 billion of mortgage loans in the three months ended September 30, 2022 and June 30, 2022, respectively, and originated $16.3 billion and $28.0 billion of mortgage loans in the nine months ended September 30, 2022 and 2021, respectively. Mortgage rates rose sharply during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 which has caused significant declines in origination volume across the U.S. mortgage market.
•Purchase originations accounted for 90.8%, 84.2%, 79.0% and 52.3% of total originations for the three months ended September 30, 2022 and June 30, 2022 and for the nine months ended September 30, 2022 and 2021, respectively. According to the Mortgage Bankers Association's ("MBA") October 2022 Mortgage Finance Forecast, purchase originations accounted for 80.8%, 70.4%, 67.5% and 40.2% of total originations for the three months ended September 30, 2022 and June 30, 2022 and for the nine months ended September 30, 2022 and 2021, respectively.
•Servicing portfolio as of September 30, 2022 was $77.7 billion of unpaid principal balance ("UPB") compared to $68.0 billion of UPB as of September 30, 2021, with the average size of the portfolio increasing 16.2% since September 30, 2021.
•Generated $77.4 million and $58.3 million of net income for the three months ended September 30, 2022 and June 30, 2022, respectively, and $343.6 million and $241.6 million for the nine months ended September 30, 2022 and 2021, respectively.
•Generated $24.1 million and $13.9 million of Adjusted Net Income for the three months ended September 30, 2022 and June 30, 2022, respectively, and $70.1 million and $236.1 million of Adjusted Net Income for the nine months ended September 30, 2022 and 2021, respectively.
•Generated $32.9 million and $22.0 million of Adjusted EBITDA for the three months ended September 30, 2022 and June 30, 2022, respectively, and $101.6 million and $327.6 million of Adjusted EBITDA for the nine months ended September 30, 2022 and 2021, respectively.
•During the three months ended September 30, 2022, we had a 28% purchase recapture rate, a 25% refinance recapture rate and a 27% overall recapture rate, compared to 29%, 39%, and 34% for the three months ended June 30, 2022, respectively. During the nine months ended September 30, 2022, we had a 31% purchase recapture rate, a 45% refinance recapture rate and a 40% overall recapture rate, compared to 30%, 63%, and 58% for the nine months ended September 30, 2021, respectively.
Please see “—Non-GAAP Financial Measures” for further information regarding our use of non-GAAP measures and reconciliations to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
For the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021, net income includes a gain of $41.8 million, $21.1 million, $247.4 million and a loss of $84.6 million, respectively, for changes in the fair value of our MSRs. These fair value adjustments are affected by changes in mortgage rates and assumptions used within the valuation model. According to the MBA's October 2022 Mortgage Finance Forecast, average 30-year mortgage rates increased by 30 basis points and 150 basis points during the three months ended September 30, 2022 and June 30, 2022, respectively, and increased by 250 basis points and 10 basis points during the nine months ended September 30, 2022 and 2021, respectively. Increases in average mortgage rates generally result in lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.

Table of Contents1
The increase in interest rates during 2022 and the limited supply of housing have led to higher levels of competition and lower gain on sale margins. Lower interest rates and increased demand for mortgage financing characterized 2021 and led to higher gain on sale margins. Margins may continue to decrease in the future due to increasing competition among mortgage providers, which has placed additional pressure on pricing, but such changes will depend on future market demand, capacity and other macroeconomic factors.
Recent Developments
Market and Economic Overview
Through the end of September 2022, the Federal Reserve raised interest rates by 300 basis points and has announced plans for additional rate hikes in 2022 and 2023. During the nine months ended September 30, 2022, the 10-year treasury yield increased 160 basis points and the 30-year treasury yield increased 250 basis points. The recent increases in interest rates have led to fewer refinancings and lower prepayment activity in 2022. The MBA's October 2022 Mortgage Finance Forecast projects that throughout the remainder of 2022, the 10-year treasury yield will increase by 80 basis points and the 30-year mortgage rate will increase by 110 basis points. The MBA is also forecasting mortgage originations for purchases to decrease 14.9% in 2022 to $1.6 trillion from $1.9 trillion in 2021 and are predicting refinance originations will remain slow throughout the remainder of 2022, decreasing by 73.9% to $700 billion from $2.6 trillion in 2021.
The housing market continues to face supply chain challenges, which include higher costs and delays in the delivery of building materials. This is coupled with a tightening labor market that continues to impact housing starts. These factors have led to a limited supply of inventory for both new and existing homes; however, during the third quarter of 2022, the industry has seen affordability issues and pricing pressures in certain markets due to the sharp rise in interest rates. As a result of the foregoing market and economic factors, we have experienced lower origination volume year-to-date in 2022 compared to the same period in 2021. This trend may continue in future periods. We continue to experience intense competition in the mortgage market, and we expect this competition will continue to put pressure on gain on sale margins and profitability.

COVID-19 Pandemic
We continue to closely monitor the economic impact resulting from the COVID-19 pandemic. In March 2020, the federal government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which allowed borrowers with federally backed loans to request a temporary mortgage forbearance. As a result of the CARES Act forbearance requirements and the subsequent extension of federal forbearance programs, we may experience increases in our foreclosure loss expenses in the future, depending on future delinquency rates in our servicing portfolio. As of September 30, 2022, the 60-plus day delinquency rate on our servicing portfolio was 1.6%, compared to a 60-plus day delinquency rate of 1.9% as of December 31, 2021.
As of September 30, 2022, approximately 0.9% of the loans in our servicing portfolio had elected the forbearance option, which is comparable to the industry average of 0.7%, as reported by the Mortgage Bankers Association. Our in-house servicing team and local loan officers continue to work with our clients to understand forbearance plans and determine the best paths forward for their unique circumstances. By maintaining relationships with our clients throughout the loan lifecycle, and supporting our clients during times of uncertainty, we position ourselves to capture future business.
The extent to which the COVID-19 pandemic affects our business, results of operations and financial condition will ultimately depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Table of Contents1
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

Table of Contents1
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
Provision for foreclosure losses — We may incur a loss on government loans related to unreimbursed interest and costs associated with foreclosure. We reserve for government loans based on historical loss experience, future expectations, as well as for loan-specific issues related to foreclosure.

Table of Contents1
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

	Three Months Ended		Change	% Change
($ and units in thousands)	Sep 30, 2022	Jun 30, 2022
Origination Data
$ Total in-house origination(1)	$4,363,803	$5,721,931	$(1,358,128)	(23.7)%
# Total in-house origination	13	18	(5)	(27.8)%
$ Retail in-house origination	$4,140,897	$5,538,743	$(1,397,846)	(25.2)%
# Retail in-house origination	12	17	(5)	(29.4)%
$ Retail brokered origination(2)	$42,909	$65,275	$(22,366)	(34.3)%
Total originations	$4,406,712	$5,787,206	$(1,380,494)	(23.9)%
Gain on sale margin (bps)(3)	354	363	(9)	(2.5)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	349	357	(8)	(2.2)%
30-year conventional conforming par rate(5)	5.6%	5.3%	0.3%	5.7%
Servicing Data
UPB (period end)	$77,735,730	$75,856,564	$1,879,166	2.5%
Loans serviced (period end)	320	314	6	1.9%
MSR multiple (period end)(7)	4.9	4.7	0.2	4.3%
Weighted average coupon rate	3.5%	3.4%	0.1%	2.9%
Loan payoffs(8)	$1,348,480	$1,847,489	$(499,009)	(27.0)%
Loan delinquency rate 60-plus days (period end)	1.6%	1.6%	—%	—%

Table of Contents1

	Nine Months Ended September 30,		Change	% Change
($ and units in thousands)	2022	2021
Origination Data
$ Total in-house origination(1)	$16,147,287	$27,973,347	$(11,826,060)	(42.3)%
# Total in-house origination	50	95	(45)	(47.4)%
$ Retail in-house origination	$15,458,986	$27,222,303	$(11,763,317)	(43.2)%
# Retail in-house origination	47	92	(45)	(48.9)%
$ Retail brokered origination(2)	$161,279	$64,897	$96,382	148.5%
Total originations	$16,308,566	$28,038,244	$(11,729,678)	(41.8)%
Gain on sale margin (bps)(3)	375	420	(45)	(10.7)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	342	425	(83)	(19.5)%
30-year conventional conforming par rate(5)	5.6%	2.9%	2.7%	93.1%
Servicing Data
UPB (period end)(6)	$77,735,730	$67,964,979	$9,770,751	14.4%
Loans serviced (period end)	320	293	27	9.2%
MSR multiple (period end)(7)	4.9	3.2	1.7	53.1%
Weighted average coupon rate	3.5%	3.4%	0.1%	2.9%
Loan payoffs(8)	$5,603,182	$14,485,469	$(8,882,287)	(61.3)%
Loan delinquency rate 60-plus days (period end)	1.6%	2.3%	(0.7)%	(30.4)%
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
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 94.6%, 92.7% and 91.1% as of September 30, 2022, June 30, 2022 and September 30, 2021, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume see “—Results of Operations for the Three Months Ended September 30, 2022 and June 30, 2022 and Results of Operations for the Nine Months Ended September 30, 2022 and 2021—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA's October 2022 Mortgage Finance Forecast.
(6)Excludes subserviced portfolios of $1.2 billion as of September 30, 2021. During the fourth quarter of 2021, we sold our subservicing portfolios.
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

Table of Contents1
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
Adjusted Net Income. We define Adjusted Net Income as earnings attributable to Guild before the change in the fair value measurements related to our MSRs, contingent liabilities related to completed acquisitions due to changes in valuation assumptions, amortization of acquired intangible assets and stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted Net Income is also adjusted by applying an estimated effective tax rate to these adjustments. In addition we exclude the change in the fair value of MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA below because we believe this non-cash, non-realized adjustment to net revenues is not indicative of our operating performance or results of operations but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of the Company's MSRs from period to period.
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

Reconciliation of Net Income Attributable to Guild to Adjusted Net Income	Three Months Ended		Nine Months Ended September 30,
($ in thousands)	Sep 30, 2022	Jun 30, 2022	2022	2021
Net income	$77,367	$58,289	$343,629	$241,638
Net income (loss) attributable to non-controlling interest	(7)	17	25	—
Net income attributable to Guild	$77,374	$58,272	$343,604	$241,638
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(61,423)	(46,901)	(317,819)	(32,538)
Change in fair value of contingent liabilities due to acquisitions	327	(16,511)	(45,075)	18,587
Amortization of acquired intangible assets	1,988	1,988	5,963	1,987
Stock-based compensation	1,917	1,728	4,917	4,596
Tax impact of adjustments(1)	3,909	15,282	78,499	1,879
Adjusted Net Income	$24,092	$13,858	$70,089	$236,149
___________________________
(1)Calculated using the estimated effective tax rates of 6.8%, 25.6%, 22.3% and 25.5% for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021, respectively.

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended		Nine Months Ended September 30,
($ in thousands)	Sep 30, 2022	Jun 30, 2022	2022	2021
Net income	$77,367	$58,289	$343,629	$241,638
Add adjustments:
Interest expense on non-funding debt	1,530	1,445	4,700	4,574
Income tax expense	9,321	20,108	99,615	83,355
Depreciation and amortization	3,895	3,808	11,616	7,369
Change in fair value of MSRs due to model inputs and assumptions	(61,423)	(46,901)	(317,819)	(32,538)
Change in fair value of contingent liabilities due to acquisitions	327	(16,511)	(45,075)	18,587
Stock-based compensation	1,917	1,728	4,917	4,596
Adjusted EBITDA	$32,934	$21,966	$101,583	$327,581

Reconciliation of Return on Equity to Adjusted Return on Equity	Three Months Ended		Nine Months Ended September 30,
($ in thousands, except where in percentages)	Sep 30, 2022	Jun 30, 2022	2022	2021
Numerator: Adjusted Net Income	$24,092	$13,858	$70,089	$236,149
Denominator: Average stockholders' equity	1,226,711	1,158,544	1,092,802	836,754
Adjusted Return on Equity	7.9%	4.8%	8.6%	37.6%
Return on Equity	25.2%	20.1%	41.9%	38.5%
The following table reconciles the valuation adjustment of mortgage servicing rights from the Company’s Condensed Consolidated Statements of Income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Table of Contents1

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended		Nine Months Ended September 30,
($ in thousands)	Sep 30, 2022	Jun 30, 2022	2022	2021
Valuation adjustment of mortgage servicing rights	$41,764	$21,074	$247,439	$(84,581)
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(19,659)	(25,827)	(70,380)	(117,119)
Change in fair value of MSRs due to model inputs and assumptions	$61,423	$46,901	$317,819	$32,538

Results of Operations for the Three Months Ended September 30, 2022 and June 30, 2022

Consolidated Statements of Operations	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$154,618	$207,972	$(53,354)	(25.7)%
Loan servicing and other fees	57,647	54,595	3,052	5.6%
Valuation adjustment of mortgage servicing rights	41,764	21,074	20,690	98.2%
Interest income	17,575	14,823	2,752	18.6%
Interest expense	(11,324)	(10,949)	(375)	3.4%
Other income, net	940	22	918	NM
Net revenue	261,220	287,537	(26,317)	(9.2)%
Expenses
Salaries, incentive compensation and benefits	137,372	178,192	(40,820)	(22.9)%
General and administrative	19,412	6,371	13,041	204.7%
Occupancy, equipment and communication	17,302	18,973	(1,671)	(8.8)%
Depreciation and amortization	3,895	3,808	87	2.3%
(Reversal of) provision for foreclosure losses	(3,449)	1,796	(5,245)	NM
Total expenses	174,532	209,140	(34,608)	(16.5)%
Income before income tax expense	86,688	78,397	8,291	10.6%
Income tax expense	9,321	20,108	(10,787)	(53.6)%
Net income	$77,367	$58,289	$19,078	32.7%

Table of Contents1

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Consolidated Statement of Operations	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$605,229	$1,174,308	$(569,079)	(48.5)%
Loan servicing and other fees	165,419	143,099	22,320	15.6%
Valuation adjustment of mortgage servicing rights	247,439	(84,581)	332,020	392.5%
Interest income	47,661	46,386	1,275	2.7%
Interest expense	(36,411)	(46,030)	9,619	(20.9)%
Other income, net	1,182	71	1,111	NM
Net revenue	1,030,519	1,233,253	(202,734)	(16.4)%
Expenses
Salaries, incentive compensation and benefits	502,893	770,181	(267,288)	(34.7)%
General and administrative	20,153	83,508	(63,355)	(75.9)%
Occupancy, equipment and communication	54,587	47,508	7,079	14.9%
Depreciation and amortization	11,616	7,369	4,247	57.6%
Reversal of provision for foreclosure losses	(1,974)	(306)	(1,668)	545.1%
Total expenses	587,275	908,260	(320,985)	(35.3)%
Income before income tax expense	443,244	324,993	118,251	36.4%
Income tax expense	99,615	83,355	16,260	19.5%
Net income	$343,629	$241,638	$101,991	42.2%
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented:

	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
Gain on sale of loans	$91,126	$159,469	$(68,343)	(42.9)%
Loan origination fees	13,006	15,603	(2,597)	(16.6)%
Fair value of originated MSRs	53,314	67,135	(13,821)	(20.6)%
Fair value adjustment to MLHS and IRLCs	(68,720)	40,903	(109,623)	(268.0)%
Changes in fair value of forward commitments	67,467	(73,407)	140,874	(191.9)%
Provision for investor reserves	(1,575)	(1,731)	156	(9.0)%
Total loan origination fees and gain on sale of loans, net	$154,618	$207,972	$(53,354)	(25.7)%

Table of Contents1

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Gain on sale of loans	$406,867	$945,555	$(538,688)	(57.0)%
Loan origination fees	44,432	83,086	(38,654)	(46.5)%
Fair value of originated MSRs	194,532	247,549	(53,017)	(21.4)%
Fair value adjustment to MLHS and IRLCs	(107,986)	(152,642)	44,656	(29.3)%
Changes in fair value of forward commitments	68,063	58,341	9,722	16.7%
Provision for investor reserves	(679)	(7,581)	6,902	NM
Total loan origination fees and gain on sale of loans, net	$605,229	$1,174,308	$(569,079)	(48.5)%
The tables below provide additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented:

	Three Months Ended
($ and units in thousands)	Sep 30, 2022	Jun 30, 2022	Change	% Change
Loan origination volume by type:
Conventional conforming	$2,683,804	$3,812,136	$(1,128,332)	(29.6)%
Government	1,219,423	1,323,873	(104,450)	(7.9)%
State housing	250,034	247,075	2,959	1.2%
Non-agency	210,542	338,847	(128,305)	(37.9)%
Total in-house originations(1)	$4,363,803	$5,721,931	$(1,358,128)	(23.7)%
Brokered loans	$42,909	$65,275	$(22,366)	(34.3)%
Total originations	$4,406,712	$5,787,206	$(1,380,494)	(23.9)%
In-house loans closed	13	18	(5)	(27.8)%
Average loan amount	$336	$318	$18	5.7%
Purchase	90.8%	84.2%	6.6%	7.8%
Refinance	9.2%	15.8%	(6.6)%	(41.8)%
Service retained(2)	89.1%	88.5%	0.6%	0.7%
Service released(3)	10.9%	11.5%	(0.6)%	(5.2)%
Gain on sale margin (bps)(4)	354	363	(9)	(2.5)%
Total locked volume(5)	$4,681,229	$6,283,615	$(1,602,386)	(25.5)%
Pull-through adjusted locked volume(6)	$4,428,443	$5,824,911	$(1,396,468)	(24.0)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	349	357	(8)	(2.2)%
Weighted average loan-to-value	83.8%	82.1%	1.7%	2.1%
Weighted average credit score	737	739	(2)	(0.3)%
Weighted average note rate	5.6%	4.9%	0.7%	14.3%
Days application to close	42	44	(2)	(4.5)%
Days close to purchase by investors	16	15	1	6.7%
Purchase recapture rate	28.3%	28.7%	(0.4)%	(1.4)%
Refinance recapture rate	25.1%	38.5%	(13.4)%	(34.8)%

Table of Contents1

	Nine Months Ended September 30,
($ and units in thousands)	2022	2021	Change	% Change
Loan origination volume by type:
Conventional conforming	$10,764,986	$19,223,301	$(8,458,315)	(44.0)%
Government	3,846,910	6,640,947	(2,794,037)	(42.1)%
State housing	758,836	1,257,430	(498,594)	(39.7)%
Non-agency	776,555	851,669	(75,114)	(8.8)%
Total in-house originations(1)	$16,147,287	$27,973,347	$(11,826,060)	(42.3)%
Brokered loans	$161,279	$64,897	$96,382	148.5%
Total originations	$16,308,566	$28,038,244	$(11,729,678)	(41.8)%
In-house loans closed	50	95	(45)	(47.4)%
Average loan amount	$323	$294	$29	9.9%
Purchase	79.0%	52.3%	26.7%	51.1%
Refinance	21.0%	47.7%	(26.7)%	(56.0)%
Service retained(2)	89.0%	85.6%	3.4%	4.0%
Service released(3)	11.0%	14.4%	(3.4)%	(23.6)%
Gain on sale margin (bps)(4)	375	420	(45)	(10.7)%
Total locked volume(5)	$18,702,039	$30,331,471	$(11,629,432)	(38.3)%
Pull-through adjusted locked volume(6)	$17,692,129	$27,622,658	$(9,930,529)	(36.0)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	342	425	(83)	(19.5)%
Weighted average loan-to-value	81.6%	78.7%	2.9%	3.7%
Weighted average credit score	738	744	(6)	(0.8)%
Weighted average note rate	4.6%	3.0%	1.6%	53.3%
Days application to close	44	53	(9)	(17.0)%
Days close to purchase by investors	16	15	1	6.7%
Purchase recapture rate	30.7%	29.9%	0.8%	2.7%
Refinance recapture rate	45.3%	63.3%	(18.0)%	(28.4)%
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
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 94.6%, 92.7% and 91.1% as of September 30, 2022, June 30, 2022 and September 30, 2021, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
The decreases in gain on sale of loans for the three months ended September 30, 2022 compared to the sequential quarter was driven by decreases in loan sales of $1.2 billion, or 20.1%, as well as decreases in gain on sale margins of 2.5%. The decreases in gain on sale of loans for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was driven by decreases in loan sales of $11.4 billion, or 39.4%, as well as decreases in gain on sale margins of 10.7%. In 2021, volume across the industry began to decrease especially towards the

Table of Contents1
end of the year, which allowed the capacity constraints amongst mortgagors to diminish. Throughout 2022 mortgage rates have significantly increased which has caused affordability issues amongst borrowers and therefore a decrease in demand for mortgage loans. As a result, mortgage lenders began lowering their margins through pricing in order to attract borrowers. This is reflective in our gain on sale decreasing from 420 basis points during the nine months ended September 30, 2021 to 375 basis points during the nine months ended September 30, 2022.
The decreases in loan origination fees for the three and nine months ended September 30, 2022 compared to the sequential quarter and the nine months ended September 30, 2021 are directionally consistent with our loan origination volume declines of 23.7% and 42.3%, respectively.
Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
Servicing fee income	$56,410	$53,368	$3,042	5.7%
Other ancillary fees	1,443	1,367	76	5.6%
Loan modification fees	173	210	(37)	(17.6)%
Interest on impound accounts	(379)	(350)	(29)	8.3%
Total loan servicing and other fees	$57,647	$54,595	$3,052	5.6%

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Servicing fee income	$161,342	$138,604	$22,738	16.4%
Other ancillary fees	4,354	4,460	(106)	(2.4)%
Loan modification fees	797	1,196	(399)	(33.4)%
Interest on impound accounts	(1,074)	(1,161)	87	(7.5)%
Total loan servicing and other fees	$165,419	$143,099	$22,320	15.6%

Table of Contents1
The tables below provide additional details regarding our servicing portfolio composition and key performance indicators for the periods presented.

	Three Months Ended
($ and units in thousands)	Sep 30, 2022	Jun 30, 2022	Change	% Change
Beginning UPB of servicing portfolio	$75,856,564	$73,250,575	$2,605,989	3.6%
New UPB origination additions(2)	4,363,803	5,721,931	(1,358,128)	(23.7)%
Less:
UPB originations sold service released(3)	$534,695	$682,208	$(147,513)	(21.6)%
Loan payoffs	1,348,480	1,847,489	(499,009)	(27.0)%
Loan principal reductions	593,782	578,871	14,911	2.6%
Loan foreclosures	7,680	7,374	306	4.1%
Ending UPB of servicing portfolio	$77,735,730	$75,856,564	$1,879,166	2.5%
Average UPB of servicing portfolio	$76,796,147	$74,553,570	$2,242,577	3.0%
Weighted average servicing fee	0.30%	0.30%	—%	—%
Weighted average coupon rate	3.5%	3.4%	0.1%	2.9%
Weighted average prepayment speed(4)	8.2%	8.4%	(0.2)%	(2.4)%
Weighted average credit score	733	734	(1.0)	(0.1)%
Weighted average loan age (in months)	24.3	22.7	1.6	7.0%
Weighted average loan-to-value	80.2%	80.0%	0.2%	0.3%
MSR multiple (period end)(5)	4.9	4.7	0.2	4.3%
Loans serviced (period end)	320	314	6.0	1.9%
Loans delinquent 60-plus days (period end)	5.0	4.9	0.1	2.0%
Loan delinquency rate 60-plus days (period end)	1.6%	1.6%	—%	—%

	Nine Months Ended September 30,
($ and units in thousands)	2022	2021	Change	% Change
Beginning UPB of servicing portfolio(1)	$70,938,588	$59,969,653	$10,968,935	18.3%
New UPB origination additions(2)	16,147,287	27,973,347	(11,826,060)	(42.3)%
Less:
UPB originations sold service released(3)	$1,989,910	$4,007,649	$(2,017,739)	(50.3)%
Loan payoffs	5,603,182	14,485,469	(8,882,287)	(61.3)%
Loan principal reductions	1,735,615	1,467,051	268,564	18.3%
Loan foreclosures	21,438	17,852	3,586	20.1%
Ending UPB of servicing portfolio	$77,735,730	$67,964,979	$9,770,751	14.4%
Average UPB of servicing portfolio	$74,337,159	$63,967,316	$10,369,843	16.2%
Weighted average servicing fee	0.30%	0.30%	—%	—%
Weighted average coupon rate	3.5%	3.4%	0.1%	2.9%
Weighted average prepayment speed(4)	8.2%	14.5%	(6.3)%	(43.4)%
Weighted average credit score	733	689	44	6.4%
Weighted average loan age (in months)	24.3	21.0	3.3	15.7%
Weighted average loan-to-value	80.2%	80.2%	—%	—%
MSR multiple (period end)(5)	4.9	3.2	1.7	53.1%
Loans serviced (period end)	320	293	27	9.2%
Loans delinquent 60-plus days (period end)	5.0	6.7	(1.7)	(25.4)%
Loan delinquency rate 60-plus days (period end)	1.6%	2.3%	(0.7)%	(30.4)%
___________________________

Table of Contents1
(1)Excludes $1.2 billion at September 30, 2021 subserviced by a third party. During the fourth quarter of 2021, we sold our subservicing portfolios.
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
Total loan servicing and other fees increased for the three months ended September 30, 2022 compared to the sequential quarter due to the 3.0% increase in our average servicing portfolio and the increase in the number of loans serviced. Total loan servicing and other fees increased for the nine months ended September 30, 2022 compared to the corresponding period in 2021 due to the 16.2% increase in our average servicing portfolio and increase in the number of loans serviced. The number of customers in our servicing portfolio who requested forbearance relief under the CARES Act declined during 2021 and 2022. As customers exited forbearance, we resumed collecting servicing fees and ancillary income from those customers.
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
MSR valuation adjustment	$41,764	$21,074	$20,690	98.2%

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
MSR valuation adjustment	$247,439	$(84,581)	$332,020	392.5%

The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. Average 30-year mortgage rates increased by 30 basis points and 150 basis points during the three months ended September 30, 2022 and June 30, 2022, respectively, and increased by 250 basis points and 10 basis points during the nine months ended September 30, 2022 and 2021, respectively. Additionally, the weighted average estimated prepayment speed of loans in our servicing portfolio was 8.2% at September 30, 2022 compared to 8.4% at June 30, 2022 and 14.5% at September 30, 2021, respectively. A lower prepayment speed indicates that prepayments will decrease in the future, which results in an increase in the value of the mortgage servicing right asset.
Interest Income

	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
Interest income, funding	$12,534	$13,030	$(496)	(3.8)%
Interest income earnings credit	4,387	948	3,439	362.8%
Wire transfer fees	654	845	(191)	(22.6)%
Total interest income	$17,575	$14,823	$2,752	18.6%

Table of Contents1

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Interest income, funding	$39,624	$39,614	$10	—%
Interest income earnings credit	5,602	2,385	3,217	134.9%
Wire transfer fees	2,435	4,387	(1,952)	(44.5)%
Total interest income	$47,661	$46,386	$1,275	2.7%
Interest income, funding for the nine months ended September 30, 2022 does not include $3.0 million of interest expense related to FHLMC loans which was recorded in payoff interest expense as seen under the heading "Interest Expense" below. This expense occurs when we deliver a sold loan to FHLMC with a first due date a month after the borrower's first due date. We are obligated to remit to FHLMC interest in an amount determined based on the borrower's first due date. When we receive the borrower's interest payment, it is recorded as interest income, funding, which is then offset by the expense to be remitted to FHLMC. When including the $3.0 million of interest expense related to FHLMC loans in the nine months ended September 30, 2022 interest income, funding our interest income, funding decreased compared to the prior year by $3.0 million or 7.5%. This decrease was due to declines in volume of 42.3%, offset by higher weighted average note rates on loans originated. The weighted average note rate of originated loans increased from 3.0% during the nine months ended September 30, 2021 to 4.6% for the nine months ended September 30, 2022.
Interest income earnings credit increased for the three and nine months ended September 30, 2022 compared to the sequential period and the same period in the prior year primarily due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and used to offset bank fees. Wire transfer fees decreased for both the three and nine months ended September 30, 2022 compared to the sequential period and the same period in the prior year primarily due to our decline of origination volume.
Interest Expense

	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
Interest expense, funding facilities	$(7,076)	$(5,896)	$(1,180)	20.0%
Interest expense, other financing	(1,927)	(1,878)	(49)	2.6%
Bank servicing charges	(1,716)	(2,289)	573	(25.0)%
Payoff interest expense	(597)	(874)	277	(31.7)%
Miscellaneous interest expense	(8)	(12)	4	(33.3)%
Total interest expense	$(11,324)	$(10,949)	$(375)	3.4%

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Interest expense, funding facilities	$(18,134)	$(23,846)	$5,712	(24.0)%
Interest expense, other financing	(5,766)	(5,497)	(269)	4.9%
Bank servicing charges	(6,707)	(8,830)	2,123	(24.0)%
Payoff interest expense	(5,769)	(7,779)	2,010	(25.8)%
Miscellaneous interest expense	(35)	(78)	43	(55.1)%
Total interest expense	$(36,411)	$(46,030)	$9,619	(20.9)%
There were no material changes for total interest expense during the three months ended September 30, 2022 as compared to the sequential quarter.
Total interest expense for the nine months ended September 30, 2022 decreased as compared to the nine months ended September 30, 2021 primarily due to the decrease in origination volume of $11.8 billion. The decrease in interest expense, funding facilities was due to decreased

Table of Contents1
borrowings on our warehouse lines of credit facilities. The decrease in bank servicing charges was due to one time fees during the nine months ended September 30, 2021 related to transferring custody of our GNMA loans to a new document custodian, as well as lower facility fees associated with decreasing our warehouse capacity throughout the nine months ended September 30, 2022. As explained above under the heading "Interest Income", during the nine months ended September 30, 2022 there was $3.0 million of FHLMC interest expense recorded in payoff interest expense. When excluding FHLMC interest expense from payoff interest expense in the nine months ended September 30, 2022 our payoff interest expense decreased year over year due to a significant reduction in runoff of our portfolio of $8.9 million.

Table of Contents1
Summary of Expenses

	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
Salaries, incentive compensation and benefits	$137,372	$178,192	$(40,820)	(22.9)%
General and administrative	19,412	6,371	13,041	204.7%
Occupancy, equipment and communication	17,302	18,973	(1,671)	(8.8)%
Depreciation and amortization	3,895	3,808	87	2.3%
(Reversal of) provision for foreclosure losses	(3,449)	1,796	(5,245)	NM
Total expenses	$174,532	$209,140	$(34,608)	(16.5)%

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Salaries, incentive compensation and benefits	$502,893	$770,181	$(267,288)	(34.7)%
General and administrative	20,153	83,508	(63,355)	(75.9)%
Occupancy, equipment and communication	54,587	47,508	7,079	14.9%
Depreciation and amortization	11,616	7,369	4,247	57.6%
Reversal of provision for foreclosure losses	(1,974)	(306)	(1,668)	NM
Total expenses	$587,275	$908,260	$(320,985)	(35.3)%

Salaries, Incentive Compensation and Benefits

	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
Incentive compensation	$51,559	$76,531	$(24,972)	(32.6)%
Salaries	69,186	82,378	(13,192)	(16.0)%
Benefits	16,627	19,283	(2,656)	(13.8)%
Total salaries, incentive compensation and benefits expense	$137,372	$178,192	$(40,820)	(22.9)%

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Incentive compensation	$205,110	$430,164	$(225,054)	(52.3)%
Salaries	235,837	258,568	(22,731)	(8.8)%
Benefits	61,946	81,449	(19,503)	(23.9)%
Total salaries, incentive compensation and benefits expense	$502,893	$770,181	$(267,288)	(34.7)%
Incentive compensation expense decreased for the three and nine months ended September 30, 2022 as compared to the sequential quarter and nine months ended September 30, 2021 predominately due to the decrease in origination volumes of 23.7% and 42.3%, respectively.
Salaries expense for the three months ended September 30, 2022 decreased compared to the sequential quarter primarily due to a decrease of $13.3 million for reduced costs resulting from lower headcount and lower origination volume. We use internal metrics to evaluate our staffing needs relative to our origination volume and have reduced our headcount accordingly during 2022. As a result of reductions occurring throughout the quarter, the full impact of the savings is not recognized in the current time periods presented. Salaries expense for the nine months ended September 30,

Table of Contents1
2022 decreased compared to the nine months ended September 30, 2021 due to a reduction in headcount during 2022, partially offset by an increase in the number of employees as a result of the acquisition of RMS in July 2021.
Benefits expense decreased for the three months ended September 30, 2022 compared to the sequential quarter primarily due to a decrease of $2.5 million in payroll taxes. Benefits expense decreased for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to a decrease of $7.9 million on our deferred compensation plan driven by fluctuations in the fair market value of the underlying funds, $6.2 million in lower payroll taxes due to reduced incentive compensation and a $4.0 million decrease in profit sharing for executives, a portion of which is tied to our profitability performance.
Through September 30, 2022, we realized approximately $75.0 million of cost savings primarily through headcount reductions on an annualized basis, and we will continue to manage the business as market dynamics evolve.
General and Administrative

	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
Contingent liability fair value adjustment	$327	$(16,511)	$16,838	102.0%
Professional fees	12,808	12,003	805	6.7%
Advertising and promotions	2,657	6,908	(4,251)	(61.5)%
Office supplies, travel and entertainment	2,551	2,512	39	1.6%
Miscellaneous	1,069	1,459	(390)	(26.7)%
Total general and administrative expense	$19,412	$6,371	$13,041	204.7%

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Contingent liability fair value adjustment	$(45,075)	$18,587	$(63,662)	(342.5)%
Professional fees	38,479	40,102	(1,623)	(4.0)%
Advertising and promotions	14,849	12,890	1,959	15.2%
Office supplies, travel and entertainment	8,136	7,795	341	4.4%
Miscellaneous	3,764	4,134	(370)	(9.0)%
Total general and administrative expense	$20,153	$83,508	$(63,355)	(75.9)%
During the three months ended September 30, 2022 the earn-out periods for two of our previous acquisitions ended and minimal final payments were made. We adjusted our remaining contingent earn-out liability to zero at September 30, 2022 due to the current expectation of no future earn-out payments to be made for the acquisition of RMS.
Professional fees decreased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to decreases of $5.2 million in legal fees and closing costs related to the acquisition of RMS in July 2021, partially offset by increases of $1.5 million in accounting fees. Accounting fees have increased during 2022 due to increased audit fees as well as consulting fees related to our internal control program.
Advertising and promotions decreased for the three months ended September 30, 2022 compared to the sequential quarter primarily due to holding our annual sales meeting in person in May 2022, which provides valuable networking throughout the Company and exposure to new loan products for our loan officers. This, in turn, increased the expense for the nine months ended September 30, 2022 compared to the same period in the prior year since the sales meeting was virtual in 2021 due to COVID-19.

Table of Contents1
Occupancy, Equipment and Communication

	Three Months Ended
($ in thousands)	Sep 30, 2022	Jun 30, 2022	$ Change	% Change
Occupancy	$9,694	$10,321	$(627)	(6.1)%
Equipment	2,164	2,198	(34)	(1.5)%
Communication	5,444	6,454	(1,010)	(15.6)%
Total occupancy, equipment and communication expense	$17,302	$18,973	$(1,671)	(8.8)%

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Occupancy	$30,805	$26,494	$4,311	16.3%
Equipment	6,547	6,473	74	1.1%
Communication	17,235	14,541	2,694	18.5%
Total occupancy, equipment and communication expense	$54,587	$47,508	$7,079	14.9%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases or any decreases associated with downsizing office space due to lower headcount and employees working from home. Communication expense decreased compared to the sequential quarter due to overall decreasing costs for technology services and products, primarily due to reductions in headcount. Occupancy and communication expenses increased during the nine months ended September 30, 2022 compared to the same period in the prior year due to additional rent and communication services incurred from the RMS acquisition as we realized nine months of expense throughout 2022 compared to three months in the prior year.
Provision for Foreclosure Losses
Throughout 2020 and 2021 we experienced a decrease in overall foreclosure starts and sales due to the CARES Act’s foreclosure moratorium and the federal government’s subsequent extension of its mortgage forbearance programs. Due to the uncertainty in the market during 2020 we had increased our foreclosure reserve in anticipation of higher losses. When the moratorium ended at the beginning of 2022, Guild began initiating and completing foreclosures. Due to the recent market conditions of higher home values, shortage of housing supply and higher interest rates, Guild's foreclosure losses per loan have decreased throughout the year. We revised our reserve for foreclosure losses accordingly, which resulted in decreases in the reserve for the three and nine months ended September 30, 2022 compared to the sequential quarter and the same nine month period in the prior year. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Income Tax Expense
Our estimated effective tax rate was 6.8%, 25.6%, 22.3% and 25.5% for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021, respectively. The decreases in our estimated effective tax rate for the three and nine months ended September 30, 2022 compared to the sequential quarter and the nine months ended September 30, 2021 was primarily due to the effect of permanent tax benefits related to a previous acquisition.

Table of Contents1
Segment Results for the Three Months Ended September 30, 2022 and June 30, 2022 and the Nine Months Ended September 30, 2022 and 2021
We measure the performance of our segments primarily based on their net income (loss). These results do not include unallocated corporate costs. See Note 17, Segments, in Part I, Item 1 for additional information about our segments.
Origination

	Three Months Ended		Nine Months Ended September 30,
($ and units in thousands)	Sep 30, 2022	Jun 30, 2022	2022	2021
Total in-house originations	$4,363,803	$5,721,931	$16,147,287	$27,973,347
Funded loans	13	18	50	95
Loan origination fees and gain on sale, net	$154,319	$206,445	$599,285	$1,166,626
Interest income	4,388	5,678	17,183	11,247
Other income, net	(32)	(25)	(57)	—
Net revenue	158,675	212,098	616,411	1,177,873
Salaries, incentive compensation and benefits	124,909	165,133	464,368	722,604
General and administrative	13,706	1,460	3,455	69,301
Occupancy, equipment and communication	15,043	16,495	47,645	41,038
Depreciation and amortization	3,498	3,395	10,374	5,553
Total expenses	157,156	186,483	525,842	838,496
Net income allocated to origination	$1,519	$25,615	$90,569	$339,377
The decrease in the origination segment's net revenue for the three months ended September 30, 2022 compared to the sequential quarter was primarily due to declines in gain on sale margins of 9 basis points and origination volume of 23.7%. The decrease in the origination segment's net revenue for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to declines in gain on sale margins of 45 basis points and origination volume of 42.3%.
Salaries, incentive compensation and benefits expense decreased for the three and nine months ended September 30, 2022 compared to the sequential quarter and the same nine month period in the prior year due to decreased variable incentive compensation paid to our origination teams and reduced headcount due to declines in origination volume.
The increase in general and administrative expenses for the three months ended September 30, 2022 compared to the sequential quarter was primarily due to a gain of $16.5 million related to the valuation adjustment on our contingent earn-out liability for the three months ended June 30, 2022. The decrease in general and administrative expenses for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to a gain of $45.1 million related to the valuation adjustment on our contingent earn-out liability during the nine months ended September 30, 2022 compared to an expense of $18.6 million in the same period in the prior year.
The increase in occupancy, equipment and communication expense for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to additional rental expense for office locations as well as communication services incurred due to the acquisition of RMS in July 2021.
The increase in depreciation and amortization expense for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to the amortization of our long-lived intangibles assets acquired in connection with the acquisition of RMS in July 2021.

Table of Contents1
Servicing

	Three Months Ended		Nine Months Ended September 30,
($ and units in thousands)	Sep 30, 2022	Jun 30, 2022	2022	2021
UPB of servicing portfolio (period end)	$77,735,730	$75,856,564	$77,735,730	$67,964,979
Loans serviced (period end)	320	314	320	293
Loan servicing and other fees	$57,647	$54,595	$165,419	$143,099
Loan origination fees and gain on sale, net	299	1,527	5,944	7,682
Other income, net	979	56	1,054	47
Total revenue	58,925	56,178	172,417	150,828
Valuation adjustment of MSRs	41,764	21,074	247,439	(84,581)
Interest expense	3,392	(358)	(1,233)	(6,317)
Net revenue	104,081	76,894	418,623	59,930
Salaries, incentive compensation and benefits	6,955	7,509	21,722	20,631
General and administrative	2,420	2,254	7,342	7,612
Occupancy, equipment and communication	1,202	1,293	3,599	3,093
Depreciation and amortization	159	162	483	578
(Reversal of) provision for foreclosure losses	(3,449)	1,796	(1,974)	(306)
Total expenses	7,287	13,014	31,172	31,608
Net income allocated to servicing	$96,794	$63,880	$387,451	$28,322
The increase in the servicing segment's net income for the three months ended September 30, 2022 compared to the sequential quarter was primarily driven by a significantly higher upward adjustment to the fair value of our MSRs of $41.8 million compared to $21.1 million in the sequential quarter. See discussion above under "Valuation Adjustment of Mortgage Servicing Rights".
Loan servicing and other fees increased due to the increases in our UPB of our servicing portfolio at September 30, 2022 compared to June 30, 2022 and September 30, 2021.
Our delinquency rate and the number of loans delinquent steadily declined during 2021 and have remained flat during 2022. As we complete loan workouts we are reassessing our expected per-loan losses and adjusting our provision for foreclosure losses accordingly. See discussion above under "Provision for Foreclosure Losses".

Table of Contents1
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

Table of Contents1
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
As discussed in Note 11, Warehouse Lines of Credit, to the condensed consolidated financial statements included in Part I, Item 1, as of September 30, 2022, we had ten different loan funding facilities in different amounts and with various maturities. As of September 30, 2022, the aggregate available amount under our loan facilities was approximately $2.6 billion, with combined outstanding balances of approximately $0.8 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and making adjustments as necessary.
As discussed in Note 12, Notes Payable, to the condensed consolidated financial statements included in Part I, Item 1, as of September 30, 2022, we had three different MSR notes payable in different amounts with different maturities. As of September 30, 2022, the aggregate available amount under our MSR notes payable was $475.0 million, with combined outstanding balances of $112.5 million and unutilized capacity of $235.0 million, based on total committed amounts and our borrowing base limitations. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2022, we had posted $49.7 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We also have an early buyout facility that is included in our warehouse lines of credit. This facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, as of September 30, 2022, the outstanding balance on the facility was $43.4 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of September 30, 2022 and December 31, 2021.

Table of Contents1
Our debt obligations are summarized below by facility as of September 30, 2022:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$67,594	$600,000		January 2023
	25,979	150,000		August 2023
	253,963	400,000	(1)	March 2023
	17,853	200,000		May 2023
	50,158	200,000		September 2023
	160,253	400,000	(2)	June 2023
	77,395	200,000		April 2023
	43,388	100,000	(3)	N/A
	81,816	300,000	(4)	N/A
	43,427	75,000	(5)	March 2025
MSR notes payable	112,500	175,000	(6)	March 2024
	—	200,000	(7)	August 2027
	—	100,000		June 2023
___________________________
(1)Subsequent to September 30, 2022, this facility was reduced to $300.0 million.
(2)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.
(3)This facility's maturity date is 30 days from written notice by either the financial institution or the Company.
(4)This facility agreement is due on demand.
(5)Each buyout transaction carries a maximum term of four years from the date of repurchase.
(6)Facility provides for committed amount of $112.5 million, which can be increased up to $175.0 million.
(7)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of September 30, 2022 and December 31, 2021.
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

Table of Contents1
Cash Flows
Our cash flows are summarized below:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$1,181,081	$769,313
Net cash used in investing activities	(2,981)	(90,287)
Net cash used in financing activities	(1,256,270)	(709,706)
Net decrease in cash, cash equivalents and restricted cash	$(78,170)	$(30,680)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Loans held for sale	$1,274,655	$694,451
Other operating sources	(93,574)	74,862
Net cash provided by operating activities	$1,181,081	$769,313
Cash provided by loans held for sale increased due to a larger increase in proceeds on sale and payments from mortgage loans held for sale compared to cash used for origination of mortgage loans held for sale. The decrease in cash provided by other operating sources was primarily due to increases in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of purchases of property and equipment. Cash used in investing activities decreased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to decreases in cash used for purchases of property and equipment and $86.9 million used to fund the acquisition of RMS in July 2021.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Warehouse lines of credit	$(1,106,718)	$(667,192)
Other financing sources	(149,552)	(42,514)
Net cash used in financing activities	$(1,256,270)	$(709,706)
The increase in cash used in warehouse lines of credit for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher net repayments on our warehouse lines of credit. The increase in cash used in other financing sources for the nine months ended September 30, 2022 compared to the same period in 2021, was primarily driven by repayments of $137.5 million compared to net borrowings of $19.3 million during the nine months ended September 30, 2021 on our MSR notes payable, offset by the payment of $60.0 million in cash dividends during May 2021. We did not borrow against our MSR notes payable for the nine months ended September 30, 2022. We are managing our debt costs and used our strong liquidity position to repay debt during the nine months ended September 30, 2022. During the nine months ended September 30, 2022 we made payments of $7.3 million on acquisition-related contingent liabilities and used $3.0 million to repurchase shares of our Class A common stock.

Table of Contents1
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. Through September 30, 2022, we repurchased and subsequently retired 280,914 shares of our Class A common stock at an average purchase price of $10.84 per share. As of September 30, 2022, $17.0 million remains available for repurchase.
Material Cash Requirements
Our material cash requirements include servicing our debt obligations as described above and the following contractual obligations.

Repurchase and indemnification obligations
In the ordinary course of business, we are exposed to liability with respect to certain representations and warranties that we make to the investors who purchase the loans that we originate. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of these representations and warranties, or in the case of early payment defaults. In addition, in the event of an early payment default, we are contractually obligated to refund certain premiums paid to us by the investors who purchased the related loan. See Note 15, Commitments and Contingencies to the condensed consolidated financial statements in Part I, Item 1.

Interest rate lock commitments, loan sale and forward commitments
We enter into IRLCs with borrowers who have applied for residential mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans, adjusted for pull-through, were approximately $1.3 billion and $2.2 billion as of September 30, 2022 and December 31, 2021, respectively.
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
There have not been any material changes to the methods we used and judgments we made relating to critical accounting estimates during the nine months ended September 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report").
There have been no changes in our significant accounting policies during the nine months ended September 30, 2022 from those disclosed in Note 1, Business, Basis of Presentation, and

Table of Contents1
Accounting Policies in the notes to our consolidated financial statements included in our 2021 Annual Report.
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
Our certifying officers, with the participation of our management, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon and as of the date of the evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to material weaknesses in internal controls over financial reporting that were previously disclosed in Part II, Item 9A of our 2021 Annual Report, which remain unremediated as of September 30, 2022.
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
Changes in Internal Control over Financial Reporting
Other than the steps taken to work towards the remediation of the material weaknesses identified in Part II, Item 9A of our 2021 Annual Report and in the risk factor titled “We identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting may have a material and adverse effect on our business, operating results, financial condition and prospects” Part II, Item 1A. in this Quarterly Report, there were no changes in our internal control over financial reporting identified during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents1
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
Demand in the secondary market for home loans and our ability to sell the mortgages that we originate depend on many factors that are beyond our control, including general economic conditions, the willingness of lenders to provide funding for and purchase home loans and changes in regulatory requirements. Our inability to sell the mortgages that we originate in the secondary market in a timely manner and on favorable terms could be detrimental to our business. In particular, we sell the majority of the mortgages that we originate to Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae and Freddie Mac, together, the “GSEs”) and Ginnie Mae, and the gain recognized from these sales represents a significant portion of our revenues and net earnings. If it is not possible or economical for us to continue selling mortgages to the GSEs or other loan purchasers, our business, prospects, financial condition and results of operations could be materially and adversely affected.
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
We are highly dependent on certain U.S. government-sponsored entities and government agencies, and any organizational or pricing changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial condition and results of operations.
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
Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally changes along with interest rates. Increasing interest rates currently being experienced in the U.S. has adversely impacted our origination volume because refinancing an existing loan is less attractive for homeowners and qualifying for a purchase loan is more difficult for some borrowers. Furthermore, increasing interest rates could also adversely affect our margins due to increased competition among originators. On the other hand, decreasing interest rates may cause a large number of borrowers to refinance, which could result in the loss of future net servicing revenues with an associated write-down of the related MSRs. As such, volatility in prevailing interest rates have had and may continue to have a detrimental effect on our financial performance and results of operations. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the Federal Reserve System could influence not only consumer demand for mortgages but also the fair value of our financial assets and liabilities.
We pursue hedging strategies to mitigate our exposure to adverse changes in interest rates, including with respect to loans held for sale and interest rate locks. Hedging interest rate risk, however, is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. Due to interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. If we engage in derivative transactions, we will be exposed to credit and market risk. If a counterparty fails to perform, counterparty risk exists to the extent of the fair value gain in the derivative. Interest rate risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. In addition, we may not engage in hedging strategies with respect to all or a portion of our exposure to changes in interest rates at any given time, or may engage in hedging strategies to a degree or in a manner that is different from that of other companies in our industry. Failure to effectively manage interest rate risk could have a material adverse effect on our business.
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
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We depend upon several lenders to provide the primary funding facilities for our loans. As of September 30, 2022, we had ten warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $2.6 billion. Additionally, as of September 30, 2022, we were party to (i) a term loan credit agreement with one of our warehouse banks, which agreement is collateralized by our Fannie Mae MSRs and provides for a term loan facility of $112.5 million (which can be increased to up to $175.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $100.0 million.
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
The acquisition of RMS has caused, and other acquisitions and investments may in the future cause, our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated benefits from such acquisitions and investments.
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

Table of Contents1
To protect the health and safety of our employees and in response to government actions or restrictions in connection with the onset of the COVID-19 pandemic, our workforce shifted from in-person to remote work environment. We have since transitioned to a hybrid work environment in which a portion of our workforce may work in-person. As a result, we continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid in-person workforce. These changes to our operations going forward present additional risks, uncertainties and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber-attacks due to increased remote work, potential strains to our business continuity plans, and increased costs to insure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues. In addition, although government authorities have lifted or modified some of the restrictive measures, some may in the future reinstitute these measures or impose new, more restrictive measures if we experience surges from new virus variants that are resistant to vaccines. Such restrictive measures could also slow certain aspects of our operations that depend on third parties such as appraisers, closing agents, and others for loan-related verifications.
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
Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Although we have expanded our presence in the northeast United States with our acquisition of RMS in 2021, we may face a competitive disadvantage as a result of our concentration primarily in the northwest United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, which we believe will increase throughout the balance of 2022 as the Federal Reserve combats rising inflation, may lead to increased competition for remaining loan originations. Any increase in these competitive pressures could have an adverse effect on our business, prospects, financial condition, and results of operations.
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

Table of Contents1
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
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the CARES Act and the temporary period of forbearance that is being offered for clients unable to pay on certain mortgage loans, may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition, and results of operations could be materially and adversely affected as a result. As of September 30, 2022, loans representing approximately 0.9% of the loans in our servicing portfolio were in forbearance.
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

Table of Contents1
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
While we have implemented security measures designed to protect against security incidents, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime and any measures we employ may not be successful in preventing, detecting or stopping attacks. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. Controls employed by our information technology department and our third-party service providers, including cloud vendors, could prove inadequate and we may be unable in the future to detect vulnerabilities in our information technology systems. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, operating results, financial condition and prospects.
As a result of the continuing COVID-19 pandemic, our workforce shifted from in-person to remote work environment. We have since transitioned to a hybrid work environment in which a portion of our workforce may work in-person. This transition to a prolonged hybrid work environment

Table of Contents1
may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and computer systems, increased risk of phishing, ransomware, and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal or confidential information.
To the extent we or our systems rely on third-party service providers through either a connection to, or an integration with, those third-parties’ systems, the risk of cybersecurity attacks and loss, corruption or unauthorized publication of our information or the confidential information of our clients, employees, and others, may increase. We may rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Third-party risks may include ineffective security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate.
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

Table of Contents1
We are periodically required to repurchase mortgage loans that we have sold, or indemnify purchasers of our mortgage loans, if these loans fail to meet certain criteria or characteristics or under other circumstances.
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. For the period ended September 30, 2022, Ginnie Mae accounted for 28.3% of the UPB of our servicing portfolio.
As of September 30, 2022, we have a reserve of $16.0 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
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

Table of Contents1
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
The mortgage industry is subject to a highly complex legal and regulatory framework. In addition to the licensing requirements for each of the jurisdictions in which we originate or service loans, we must comply with a number of federal, state, and local consumer protection and other laws including, among others, the Truth in Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act (“ECOA”), Fair Credit Reporting Act, Fair Housing Act (“Housing Act”), Telephone Consumer Protection Act, Gramm-Leach-Bliley Act, Electronic Fund Transfer Act of 1978, Servicemembers Civil Relief Act, Military Lending Act, Homeowners Protection Act, Home Mortgage Disclosure Act, Secure and Fair Enforcement for Mortgage Licensing Act, Federal Trade Commission Act, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, CARES Act, federal, state and local laws designed to discourage predatory lending and servicing practices, prohibit unfair, deceptive, or abusive acts or practices, protect customer privacy, and regulate debt collection and consumer credit reporting, and state foreclosure laws. These and other laws and regulations directly affect our business and require constant compliance monitoring, internal and external audits, and examinations by federal and state regulators. Changes to the laws, regulations, and guidelines relating to the origination and servicing of mortgages, including those already adopted and those that may be adopted in response to the COVID-19 pandemic, their interpretation or the manner in which they are enforced, could render our current business practices non-compliant or make compliance more difficult or expensive.
As a non-depository lending and servicing institution, we are subject to the regulatory authority of the Consumer Financial Protection Bureau ("CFPB"), including, without limitation, its authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. The CFPB has been active in

Table of Contents1
investigations and enforcement actions, and has issued civil money penalties to parties when the CFPB has determined that such parties have violated the laws and regulations it enforces. Our failure to comply with the federal consumer protection laws and regulations to which we are subject, whether that failure is actual or alleged, could expose us to enforcement actions or potential litigation liabilities. Additional regulatory uncertainty now exists as a result of a decision issued by the United States Court of Appeals for the Fifth Circuit on October 19, 2022, striking down a CFPB rulemaking as a result of its conclusion that the funding structure for the CFPB violates the Appropriations Clause of the U.S. Constitution. Because all CFPB rulemakings depend on the expenditure of CFPB funds, there is a risk that prior CFPB activities, including the promulgation of regulations impacting the mortgage market and upon which lenders, such as Guild, have relied in conducting their activities, may also be deemed unconstitutional.
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
Anti-discrimination statutes, such as the Housing Act, ECOA, and other fair lending laws and regulations prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion, and national origin. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. As a result, various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative effect on a protected class of individuals). Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Housing Act and ECOA in the context of mortgage loan lending and servicing. Compliance with anti-discrimination prohibitions, and particularly the disparate impact theory, creates a significant administrative burden and potential liability for failure to comply. In addition, regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting fair lending, fair housing

Table of Contents1
and other claims that the practices of lenders and loan servicers result in a disparate impact on protected classes. A successful regulatory challenge to our performance under these fair lending laws and regulations could result in a wide variety of sanctions, including damages, injunctive or equitable relief, and civil money penalties. In addition to reputational harm, such sanctions could have a material adverse effect on our business, financial condition, and results of operations. Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the FHA and ECOA from claims of “redlining” and “reverse redlining.” Redlining is the practice of avoiding providing services to individuals living in communities of color because of the race or national origin of the people who live in those communities. Reverse redlining is targeting an applicant in a certain neighborhood for a higher cost products or services. In late 2021, the Department of Justice launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to crack down on discriminatory lending practices, making clear they are a high priority across the financial services regulatory ecosystem. In addition, the CFPB recently announced that it intends to use its authority under the Consumer Financial Protection Act to identify, prohibit, and prosecute discrimination as an unfair, deceptive, or abusive act or practices to target discriminatory conduct, even where fair lending laws such as the ECOA may not apply. More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. Any such changes in laws, regulations or interpretations could have a detrimental effect on our business.

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
We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to credit standards for mortgage loans, our staffing levels, and other servicing practices, and the servicing and ancillary fees that we may charge. In addition, we are required to meet certain minimum financial requirements relating to our net worth, capital ratio, and liquidity in order to sell the loans that we originate to certain investors, including the GSEs. A change in these guidelines could require us to expend additional resources to originate and service mortgages or make it more difficult for us to do so profitably or at all, and a failure to meet applicable financial requirements could materially impair our ability to originate and service loans, any of which could have a material and adverse effect on our business, operating results, financial condition, and prospects. In August

Table of Contents1
2022, the Federal Housing Finance Agency and Ginnie Mae announced updated minimum financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. In September 2022, at the direction of the FHFA, Fannie Mae and Freddie Mac announced similar revisions to minimum financial eligibility requirements. The majority of the requirements are effective on September 30, 2023 with origination liquidity and certain other capital requirements effective as of December 31, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. Certain of these new capital requirements may impact liquidity in Ginnie Mae markets and while the ultimate impact remains uncertain, such requirements could have the effect of devaluing certain Ginnie Mae MSRs. If we misjudge the magnitude of the costs and benefits of these updated minimum financial eligibility requirements and their impacts on our business, our financial results could be negatively impacted.
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
MCMI holds all of our issued and outstanding Class B common stock and controls approximately 95.2% of the combined voting power of our outstanding common stock. As a result, MCMI controls any action requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. So long as MCMI continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our outstanding common stock, MCMI will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders. The interests of MCMI could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by MCMI could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be attractive to us or our other stockholders.
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

Table of Contents1
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
Our directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 35.5% of the outstanding shares of our Class A common stock and 100% of the outstanding shares of our Class B common stock (to the extent the Chairman of our Board of Directors may be deemed to beneficially own all of the shares of our Class B common stock beneficially owned by MCMI), representing an aggregate of approximately 96.9% of the combined voting power of our outstanding common stock. As a result, in addition to their day-to-day management roles, our executive officers and directors will be able to exercise significant influence on our business as stockholders, including influence over election of members of the Board of Directors and the authorization of other corporate actions requiring stockholder approval.
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

Table of Contents1
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

Table of Contents1
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

Table of Contents1
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In connection with the preparation of our financial statements, material weaknesses in our internal control over financial reporting were identified as of December 31, 2021, which remain unremediated as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

Table of Contents1
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
We concluded that our disclosure controls and procedures were not effective as of September 30, 2022 and if we do not remediate our disclosure controls and procedures in a timely manner or fail to maintain effective disclosure controls and procedures in the future, we may not be able to meet applicable reporting requirements, which could materially and adversely affect us.
We are subject to the informational requirements of the Exchange Act and are required to file reports and other information with the SEC. As a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Due to the material weaknesses in our internal control over financial reporting we identified as of December 31, 2021 which remain unremediated as of September 30, 2022 as discussed above, we concluded that our disclosure controls and procedures were not effective as of September 30, 2022. We have taken certain measures to remediate our material weaknesses as discussed above but it

Table of Contents1
may be difficult or time consuming to remediate them in a timely manner. Any failure to timely effect any necessary improvements thereto or to maintain effective disclosure controls and procedures in the future could cause us to fail to meet our reporting obligations (which could affect the listing of our Class A common stock on the NYSE). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation, and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the trading price of our Class A common stock.
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

Table of Contents1
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to repurchases of shares of our Class A common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
July 1, 2022 to July 31, 2022	66,625	$11.52	66,625	$17,807
August 1, 2022 to August 31, 2022	27,763	$11.07	27,763	$17,496
September 1, 2022 to September 30, 2022	44,574	$10.77	44,574	$17,032
Total	138,962	$11.13	138,962

(1)     Average price paid per share includes costs associated with the repurchases.
(2)    On May 5, 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. As of September 30, 2022, $17.0 million remains available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

Table of Contents1
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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

GUILD HOLDINGS COMPANY

Dated: November 4, 2022	By:	/s/ Mary Ann McGarry
	Name:	Mary Ann McGarry
	Title:	Chief Executive Officer

Dated: November 4, 2022	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer