Form 10-K
period 2022-12-31
Guild Holdings Co
filed 2023-03-13
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $135.9 million based upon the closing price reported for such date on the New York Stock Exchange.
As of March 6, 2023, the registrant had 20,552,578 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s Annual Meeting of Stockholders to be held on May 3, 2023, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

GUILD HOLDINGS COMPANY
Annual Report on Form 10-K for the Year Ended December 31, 2022

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
Important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements include, but are not limited to, those factors described below under "Summary of Risk Factors" and in Part I, Item 1A. "Risk Factors" in this Annual Report.
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
SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under Part I, Item 1A. “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission ("SEC"), before making an investment decision regarding our Class A common stock.

•A disruption in the secondary home loan market or our ability to sell the loans we originate may continue to have a detrimental effect on our business.
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
•Acquisitions or investments have in the past, and may in the future, cause our financial results to differ from expectations and we may not be able to achieve anticipated benefits from such acquisitions or investments.
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
•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our services, limit their use or adoption, and otherwise negatively affect our operating results and business.
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
•The COVID-19 pandemic has created economic, financial and public health disruptions that have and are expected to continue to adversely affect the national economy and the local economies in the communities in which we operate.
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
•We have previously identified material weaknesses in our internal control over financial reporting and ineffective disclosure controls and procedures.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
PART I
ITEM 1. BUSINESS
Guild Holdings Company, including our consolidated subsidiaries (collectively, “Guild”, “we”, “us” or “our”) is a growth-oriented mortgage company that employs a relationship-based loan sourcing strategy to execute on our mission of delivering the promise of homeownership in neighborhoods and communities across the United States. Our business model is centered on providing a personalized mortgage-borrowing experience that is delivered by our knowledgeable loan officers and supported by our diverse product offerings.
Guild, which was initially incorporated in California in 1960 as Guild Mortgage Company, is among the longest-operating mortgage seller-servicers in the United States. Over the course of our operating history, we have navigated numerous economic cycles and market dislocations. We have also expanded our retail origination operation to 49 states, and we have developed end-to-end technology systems, a reputable brand, industry expertise and many durable relationships with our clients and members of our referral network.
In 2007, seeing an opportunity to expand our sales and production strategy and grow our market share, a management-led partnership that included a majority investment from Fulcrum Mortgage, LLC, now known as MCMI, acquired Guild Mortgage Company from its founder and created a California limited liability company, Guild Investors, LLC, as the parent entity. Following the acquisition, we embarked on a growth strategy focused on prudently expanding our geographic footprint beyond the West Coast. In July 2021, we completed our acquisition of Residential Mortgage Services Holdings, Inc. ("RMS"), which expanded our local presence in the Northeast. In December 2022, we completed the acquisition of certain assets of Inlanta Mortgage, Inc. ("Inlanta"), which expanded our local presence in the Midwest region and in February 2023, we completed our acquisition of Legacy Mortgage LLC, which expanded our local presence in the Southwest region. We expect to continue to expand our business in the geographic areas in which we already serve our clients, as well as in new markets throughout the United States.
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
Business Segments
Origination
Retail Channel
Our retail channel, which made up approximately 96% of our origination segment in 2022, focuses on serving our clients and referral partners in the markets we serve. We generate revenue through gain on sale and fees associated with originating and selling mortgage loans to the secondary market. We utilize warehouse facilities to fund originated loans and the mortgage loans are typically sold within 30 days of origination. After we sell originated mortgage loans to the secondary market, we generally retain the servicing rights on mortgage loans sold.
For the years ended December 31, 2022 and 2021 we originated $18.3 billion and $35.7 billion, respectively, in retail mortgage loan originations.
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
As of December 31, 2022, we served over 320,000 customers with an aggregate unpaid principal balance (“UPB”) of approximately $78.9 billion. UPB is measured as of the end of a period. Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent borrowers; and supervising foreclosures and property dispositions.
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
We have successfully completed numerous acquisitions. Historically, our potential targets have shared our values and our commitment to innovation, creativity and collaboration. We prefer to partner with lenders that have a strong foothold in their market and a clearly defined approach to sustaining that success. Following an acquisition, we fully integrate each business operationally, on-boarding the acquired business to our platform, while allowing its management team to continue executing the strategy that has been successful for them in the past. After a target business has been integrated into the Guild platform, we strive to support growth organically in the same way we do in our existing markets. We also strive to generate synergies and support profitability by improving execution and efficiencies for the businesses that we acquire.
Growing Retail Originations through Portfolio Recapture
In addition to targeting acquisitions and loan officers in new markets to grow our retail channel we also focus on recapturing our own portfolio. Recapture exists when we refinance a current client’s loan or when we help originate a current client’s new home purchase. By doing so, we continue the relationship with the client which presents not only an extended servicing revenue stream, but additional future origination opportunities. For the years ended December 31, 2022 and 2021, our overall recapture rate was 39% and 58%, respectively.
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
Internally-Developed Technology Platform Underpins Loan Officer Productivity and Fosters Repeat Business
Our technology is differentiated in that we have a proprietary integrated platform for servicing and production. As a result, we control our lending process from start to finish and have created a personalized client experience from the time a loan officer takes an application through a loan’s closing, and until the loan pays off and we have an opportunity to recapture the client’s next transaction. The key components of this technology stack include:
•LoanHub – Our proprietary Loan Origination System that facilitates program eligibility and pricing, application review, underwriting, closing and servicing functions all on one integrated platform with built-in controls aimed to drive scalable operational efficiencies and favorable unit economics;
•Guild360 – A customized sales platform that supports marketing automation, email and calendar sync, lead and loan activity tracking, portfolio, servicing and retention campaigns, automated workflows and task assignments, texting and video functionality and predictive lead analytics capabilities supported by third-party data integration; and
•MyMortgage – A consumer digital interface that delivers a web- and mobile-friendly application process, document collection capabilities, client messaging and income/asset verification options.
Our proprietary platform and vendor integrations drive loan officer productivity, operational scale and favorable unit economics. Our experienced loan officers use this end-to-end technology platform and our custom-built client relationship management system to find new clients, close new loans and enhance and expand existing client relationships. This technology platform and our data repository has been developed over the course of our long operating history. By utilizing this data to further develop our platform and to curate suggested customer touchpoints, we foster a balanced combination of personalized and digital strategies for lead nurturing, as well as client education and communication, that we believe gives our loan officers a competitive edge.
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
U.S. Mortgage Market and Competition
Mortgage loans are the largest class of consumer debt in the United States. According to the Mortgage Bankers Association ("MBA"), there was approximately $13.3 trillion of residential mortgage debt outstanding as of December 31, 2022. According to the MBA, 1-4 family mortgage origination volume was approximately $2.2 trillion in 2022; however, the origination volume gradually declined each quarter throughout 2022. The MBA is projecting origination volume to be $1.9 trillion in 2023 according to their February 2023 forecast.
The residential mortgage industry is characterized by high barriers to entry. Mortgage lenders must obtain approval from the GSEs and Ginnie Mae and maintain various state licenses in order to originate, sell and service federal and GSE-backed loans. In addition, sophisticated technology, origination and servicing processes and regulatory expertise are required to build and manage a successful mortgage business.

The mortgage lending market is highly competitive. We compete with large financial institutions and with other independent residential mortgage loan producers and servicers. Competition can occur on the basis of the variety of product offerings, speed and convenience of execution in loan origination, interest rates and fees, client experience, technical knowledge, marketing and referral relationships and recruiting of employees within the industry. We aim to differentiate our products and services on the basis of our loan officers’ ability to leverage our technology platform to match customers with the loan programs that best suit their needs. This provides a customer-focused and seamless borrowing experience, starting from origination and continuing through servicing.
The mortgage origination industry can be seasonal due to changes in purchasing trends with borrowers. Typically spring and summer months yield higher volumes as opposed to fall and winter months yielding lower volumes. Accordingly, our loan origination revenue varies from quarter to quarter and comparisons of sequential quarters may not be meaningful.
Human Capital Resources
At the heart of our Company is our culture, grounded in strong values, innovation, creativity and collaboration. We believe our culture sets us apart and is the backbone of our success. It has enabled us to continuously innovate and evolve to navigate the dynamic mortgage market. This has given us the ability to attract, develop and retain top talent throughout our organization. As of December 31, 2022 we employed approximately 4,000 employees throughout the United States.
Guild is an inclusive organization and encourages open and honest dialogue across employees, clients and partners. We have a diverse leadership team across each of our business lines. Our leadership team has an average of 26 years of industry experience, has worked at Guild for an average of 13 years and includes top performers from the businesses that Guild has acquired. We have high employee retention, as well as a successful recruiting program, because we empower our employees, maintain a culture that supports collaboration and development and provide our employees with the tools and resources they need to be successful. Over the last five years, ending December 31, 2022, 76% of our originations were produced from loan officers who are still with us today.
Employee Retention and Development
We empower our loan officers through our coaching program, Elevate, designed to support loan officers at each stage of their careers. Elevate provides a roadmap to develop highly productive partnerships with referral networks. The program is taught by our highest producing loan officers and allows participants to learn effective solutions from their peers. The program also furthers our goal of creating a collaborative culture by engaging our national sales team to share best practices with their peers around the country. Participating loan officers have consistently achieved increased average productivity following participation in the program.
Additionally, we provide branch managers coaching through our LIFT program, which is designed to help branch managers learn, inspire, focus and thrive. Our branch manager coaching program is led by our retail production leadership and highly productive managers to drive peer-to-peer learning at the management level.
We have an internal online training system, Guild University, that is focused on all aspects of employee training, including employee development, productivity, management, and compliance.
Community Involvement
We believe strongly in supporting the communities in which we operate. To that end, Guild and its employees give back to the neighborhoods and communities we serve through sustained investment of time and resources, including through our Guild Giving Foundation. As encouragement to continue to give back to communities, Guild offers paid time off to our employees for volunteer hours. In addition, Guild Giving partially matches employee contributions to charities of their choosing. Throughout our branch locations as well as our corporate headquarters in San Diego, local community involvement is a continual part of connecting with the neighborhoods we serve. Being involved in our local communities not only drives employee engagement, but it also develops our referral network and enhances business relationships.
Employee Safety
The well-being and safety of our employees has always been a priority. In response to the COVID-19 pandemic, starting in March 2020, we moved to a remote working environment for the majority of our employees and, for those who are coming into our offices, we have instituted additional health and safety precautions, such as restricting visitors, providing masks and mandating more frequent sanitizing of our offices as needed. We continue to adhere to state and local safety precautions regarding COVID-19.
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
Federal Regulation
We are subject to a number of federal consumer protection laws, including:
•the Real Estate Settlement Procedures Act (the “RESPA”) and Regulation X thereunder, which, among other things, (i) require certain disclosures to borrowers regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of servicing of mortgage loans, the response to consumer complaints, and payments between lenders and vendors of certain settlement services; and (ii) prohibit giving and accepting a fee, kickback, or anything of value in exchange for the referral of real estate settlement services;
•the Truth in Lending Act (the “TILA”) and Regulation Z thereunder, which, in conjunction with the RESPA under the TILA-RESPA Integrated Disclosure Rule, among other things, (i) require certain disclosures to borrowers about their mortgage loan, right to rescind some transactions, notices of transfer of ownership of mortgage loans, servicing rules involving payment processing, and adjustable rate mortgage change notices and periodic statements; (ii) require a reasonable and good faith determination by the lender that the borrower has the ability to repay the loan; (iii) require homeownership counseling for certain mortgage applicants; (iv) require special disclosures and treatment for certain high-cost home loans; and (v) impose restrictions on loan originator compensation;
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
In addition, the CFPB was established to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from unfair, deceptive or abusive acts or practices, among other things. The CFPB influences the regulation of residential mortgage loan originations and servicing in several ways. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage originators and servicers, such as us, including the TILA, RESPA, and ECOA. The CFPB has been active and continues to amend rules and regulations within its purview. For example, the CFPB has issued rules and regulations that have expanded the scope of data required to be collected and reported for loan applicants and imposed requirements relating to repayment ability and qualified mortgage standards. These rules impose significant compliance burdens, for example, by requiring us to collect and submit data to regulators and to retain evidence of compliance, and any failures to comply, including any inadvertent errors, could result in the CFPB or other regulators imposing fines on or taking other enforcement actions relating to us.
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
Macroeconomic and U.S. residential real estate market conditions have and may continue to materially and adversely affect our revenue and results of operations.
Our business has been, and will continue to be, affected by a number of factors that are beyond our control, including the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions. Furthermore, our clients’ and potential clients’ income, and thus their ability and willingness to make home purchases and mortgage payments, may be negatively affected by macroeconomic factors such as rising inflation rates and the responses by central banking authorities to control such inflation, rising interest rates, unemployment, wage deflation, changes in property values and taxes, and the availability and cost of credit. In addition, continuing low inventory levels of homes for sale and housing generally, together with high home prices have depressed and may continue to depress home loan purchase activity. These macroeconomic factors have and may continue to adversely affect our origination volume.
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
Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally changes along with interest rates. Increasing interest rates currently being experienced in the U.S. have adversely impacted our origination volume because refinancing an existing loan is less attractive for homeowners and qualifying for a purchase loan is more difficult for some borrowers. Furthermore, increasing interest rates have also adversely affect our margins due to increased competition among originators. On the other hand, decreasing interest rates may cause a large number of borrowers to refinance, which could result in the loss of future net servicing revenues with an associated write-down of the related MSRs. As such, volatility in prevailing interest rates have had and may continue to have a detrimental effect on our financial performance and results of operations. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the Federal Reserve System could influence not only consumer demand for mortgages but also the fair value of our financial assets and liabilities.
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
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We depend upon several lenders to provide the primary funding facilities for our loans. As of December 31, 2022, we had ten warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $2.3 billion. Our mortgage origination liquidity could also be affected if our lenders curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Additionally, as of December 31, 2022, we were party to (i) a term loan credit agreement with one of our warehouse banks, which agreement is collateralized by our Fannie Mae MSRs and provides for a term loan facility of $106.3 million (which can be increased to up to $175.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $100.0 million.
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
Our ability to refinance existing debt and borrow additional funds to fund our current and future loan production, servicing advances and other cash needs is unknown and is affected by a variety of factors, including:
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
Acquisitions and investments have in the past, and may in the future, cause our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated benefits from such acquisitions and investments.
We have acquired and may in the future acquire or make investments in, complementary or what we view as strategic businesses, services or products. The ultimate success of these acquisitions will depend, in part, on our ability to successfully combine and integrate the acquired companies into our business, and realize the synergies and anticipated strategic, financial and other benefits from the acquisitions, as well as on changes in macroeconomic and U.S. residential real estate market conditions. If we are unable to achieve these objectives within the anticipated time frame, or at all, the value of our Class A common stock may decline.
The integration of any acquired company may result in material challenges, including, without limitation:
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
•the possibility of faulty assumptions underlying expectations regarding the integration process and/or our inability to integrate future acquisitions in the same manner, or with the same degree of success, as we have integrated past acquisitions;
•unanticipated issues in integrating information technology, communications and other systems;
•that the business and assets we acquire might not perform at levels we expect, and we may not be able to achieve the anticipated synergies;
•the possibility that we incur additional indebtedness to pay for such acquisition, thereby increasing our leverage and diminishing our liquidity, or issue equity, which could result in dilution to our stockholders;
•the failure of such acquired company to continue to grow under our ownership;
•the impact from revisions to forecasted amounts on the fair value of contingent liabilities related to our completed acquisitions, or disputes that may arise out of earn-outs, escrows, and other arrangements related to an acquisition of a company; and
•unforeseen expenses, costs, liabilities or delays associated with such acquisition.

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
Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Although we have expanded our presence in the northeast, midwest and southwest United States with our acquisition of RMS in 2021, Inlanta in December 2022, and Legacy Mortgage LLC in February 2023, respectively, we may face a competitive disadvantage as a result of our concentration primarily in the northwest United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, which we believe will continue throughout the balance of 2023 as the Federal Reserve combats rising inflation, may lead to increased competition for remaining loan originations. Any increase in these competitive pressures could have an adverse effect on our business, prospects, financial condition, and results of operations.
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
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the Coronavirus Air, Relief, and Economic Security Act (the "CARES Act"), enacted on March 27, 2020, and the temporary period of forbearance that was previously offered for clients unable to pay on certain mortgage loans, may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition, and results of operations could be materially and adversely affected as a result. As of

December 31, 2022, loans representing approximately 0.9% of the loans in our servicing portfolio were in forbearance.
A substantial portion of our assets are measured at fair value. From time to time our estimates of their value prove to be inaccurate and we are required to write them down.
We record the value of our MSRs, interest rate lock commitments ("IRLCs"), MLHS, the contingent liabilities related to our completed acquisitions, and our inventory of loans for which we have repurchase rights at fair value. Fair value determinations require many assumptions and complex analyses for which we cannot control many of the underlying factors. From time to time our estimates prove to be incorrect and we are required to write down the value of these assets, which could adversely affect our earnings, financial condition, and liquidity.
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
Our business could be materially and adversely affected by a cybersecurity breach or other vulnerability involving our computer systems or those of certain of our third-party service providers upon which we rely, resulting in consequences such as regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, such as financial information.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to distribute our services.
Our systems and those of certain of our third-party service providers could be vulnerable to hardware and cybersecurity issues. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
To the extent we or our systems rely on third-party service providers through either a connection to, or an integration with, those third-parties’ systems, the risk of cybersecurity attacks and loss, corruption or unauthorized publication of our information or the confidential information of our clients, employees, and others, may increase. We may rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Other third-party risks may include data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate. Any damage or failure that causes an interruption in the operations of our third-party service providers could have an adverse effect on our business, operating results, financial condition and prospects. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
As a result of the continuing COVID-19 pandemic, our workforce shifted from in-person to remote work environment. We have since transitioned to a hybrid work environment in which a portion of our workforce may work in-person. Many employees utilize network connections, and computers and devices outside our premises or network, including working at home, while in transit and in public locations. This transition to a prolonged hybrid work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and computer systems, increased risk of phishing, ransomware, and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal or confidential information.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any or all of the issues described above could adversely affect our ability to attract new clients and continue our relationship with existing clients and could subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, operating results, financial condition and prospects. These disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, including personal or confidential information of our clients, employees and others, which may result in significant liability and damage our reputation. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
While we have implemented security measures designed to protect against security incidents, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime and any measures we employ may not be successful in preventing, detecting or stopping attacks. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. Controls employed by our information technology department and our third-party service providers, including cloud vendors, could prove inadequate and we may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. We may expend significant resources or modify our business activities to try to protect against security incidents. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. As of December 31, 2022, Ginnie Mae accounted for 28.5% of the UPB of our servicing portfolio.
As of December 31, 2022, we have a reserve of $16.1 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
The COVID-19 pandemic has created economic, financial and public health disruptions that have and are expected to continue to adversely affect the national economy and the local economies in the communities in which we operate.
The COVID-19 pandemic has negatively affected the national economy and the local economies in the communities in which we operate. Although the impact of COVID-19 on our business has been immaterial so far, we expect that the pandemic and governmental programs created as a response to the pandemic, will continue to affect certain aspects of our business. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operation.
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
In response to the COVID-19 pandemic, our workforce has transitioned to a hybrid work environment in which a portion of our workforce may work in-person. As a result, we continue to be subject to the challenges and risks of having a remote workforce, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber-attacks due to increased remote work, potential strains to our business continuity plans, and increased costs to insure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues.
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
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, pandemics, floods, droughts, fires, and other environmental conditions can adversely impact properties that we own or that collateralize loans we own or service, as well as properties where we conduct business. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Terrorist attacks and other acts of violence, including Russia’s invasion of Ukraine in February 2022 and the ongoing war, have caused and may continue to cause consumer confidence and spending to decrease or result in disruptions in U.S. financial markets and negatively impact the U.S. economy in general. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition, and results of operations.
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
The mortgage industry is subject to a highly complex legal and regulatory framework. In addition to the licensing requirements for each of the jurisdictions in which we originate or service loans, we must comply with a number of federal, state, and local consumer protection and other laws including, among others, the TILA, RESPA, ECOA, Housing Act, TCPA, GLBA, EFTA, SCRA, MLA, Homeowners Protection Act, Home Mortgage Disclosure Act, SAFE Act, FTCA, Dodd-Frank Act , CARES Act, federal, state and local laws designed to discourage predatory lending and servicing practices, prohibit unfair, deceptive, or abusive acts or practices, protect customer privacy, and regulate debt collection and consumer credit reporting, and state foreclosure laws. These and other laws and regulations directly affect our business and require constant compliance monitoring, internal and external audits, and examinations by federal and state regulators. Changes to the laws, regulations, and guidelines relating to the origination and servicing of mortgages, including those already adopted and those that may in the future be adopted, their interpretation or the manner in which they are enforced, could render our current business practices non-compliant or make compliance more difficult or expensive.
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
We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to credit standards for mortgage loans, our staffing levels, and other servicing practices, and the servicing and ancillary fees that we may charge. In addition, we are required to meet certain minimum financial requirements relating to our net worth, capital ratio, and liquidity in order to sell the loans that we originate to certain investors, including the GSEs. A change in these guidelines could require us to expend additional resources to originate and service mortgages or make it more difficult for us to do so profitably or at all, and a failure to meet applicable financial requirements could materially impair our ability to originate and service loans, any of which could have a material and adverse effect on our business, operating results, financial condition, and prospects. In August 2022, the Federal Housing Finance Agency and Ginnie Mae announced updated minimum financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. In September 2022, at the direction of the FHFA, Fannie Mae and Freddie Mac announced similar revisions to minimum financial eligibility requirements. The majority of the requirements are effective on September 30, 2023 with origination liquidity and certain other capital requirements effective as of December 31, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. Certain of these new capital requirements may impact liquidity in Ginnie Mae markets and while the ultimate impact remains uncertain, such requirements could have the effect of devaluing certain Ginnie Mae MSRs. If we misjudge the magnitude of the costs and benefits of these updated minimum financial eligibility requirements and their impacts on our business, our financial results could be negatively impacted.
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
We are subject to stringent and evolving laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data and financial information. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

Federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, financial privacy laws (e.g., the GLBA), consumer protection laws (e.g., Section 5 of the FTCA), and other similar laws (e.g., wiretapping laws). For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. As another example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The California Privacy Rights Act of 2020, which became operative on January 1, 2023, expanded the CCPA’s requirements to apply to personal information of business representatives and employees and established a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states., as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.
We may be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the CCPA, allow our customers to impose specific contractual restrictions on their service providers. We may also be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Risks Related to Our Organization and Structure
We are controlled by MCMI, and MCMI’s interests may conflict with our interests and the interests of our other stockholders.
MCMI holds all of our issued and outstanding Class B common stock and controls approximately 95.1% of the combined voting power of our outstanding common stock. As a result, MCMI controls any action requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. So long as MCMI continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our outstanding common stock, MCMI will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders. The interests of MCMI could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by MCMI could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be attractive to us or our other stockholders.
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
These requirements will not apply to us as long as we remain a controlled company. Accordingly, investors in our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. We have currently elected not to rely on the exemptions above, however we may choose to so at any time.
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
Risks Related to our Class A Common Stock
Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market could cause the price of our Class A common stock to fall.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our Class A common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock (including shares of our Class B common stock that would convert to Class A common stock in connection with such sales) in the public market, the trading price of our Class A common stock could substantially decline. Furthermore, if MCMI or our executive officers and directors were to sell a substantial portion of the shares they hold, it could cause the price of our Class A common stock to decline.
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
We have in the past identified material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective. Any failure to maintain effective internal control over financial reporting or to maintain effective disclosure controls and procedures in the future may have a material and adverse effect on our business, operating results, financial condition and prospects.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. Also, as a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we identified a material weakness in our internal controls over financial reporting and, due to such material weakness, also concluded that our disclosure controls and procedures for the period were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we reported was that we did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. This resulted in ineffective general information technology controls over user access and change management within the general ledger and loan systems. The deficiencies also contributed to ineffective monitoring of consistent operation of internal control over financial reporting and ineffective evaluation of the reliability of information used in controls.
During fiscal year 2022, we developed and executed measures designed to address the above-described material weakness and enhance the Company’s internal controls over financial reporting. These measures included the following: (1) investing in and continuing to hire additional finance, accounting and IT resources with appropriate knowledge and expertise to effectively design, operate and document financial reporting processes and internal controls, (2) enhancing risk assessment, including over source systems to identify the appropriate complement of controls to address access and other information technology specific risks, (3) designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience, including over segregation of duties and information technology solutions, (4) implementing and monitoring our approach to remediation of control activities, (5) engaging third party specialists to conduct a comprehensive review, update and enhancement of the design and documentation of key business processes to ensure the components of internal control over financial reporting are present and functioning, and (6) reporting regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies.
Management has concluded, through testing of the design and operating effectiveness of the newly designed controls that the previously identified material weaknesses in our internal control over financial reporting were remediated as of December 31, 2022. However, we cannot assure you that in the future those controls and procedures will be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements or that our disclosure controls and procedures will remain effective. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial and other reports filed with, or submitted to, the SEC, our access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our Class A common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.
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
Furthermore, staffing reductions that occurred during 2022 could create an additional risk of claims being made on behalf of affected employees. Any alleged violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on our reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.
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
Changes in tax laws may adversely affect our tax rate, cash flow and financial performance.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposed a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Further proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates. The Biden administration has previously proposed other legislation that would further broaden the tax base and limit tax deductions in certain situations. It is unclear at this time if any of these proposals will be enacted in the future. These provisions could have a material, adverse impact on our tax rate, cash flow and financial results. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office is located in San Diego, California. In addition to our San Diego office, we operate from approximately 270 branch offices and 170 satellite offices located throughout the United States. We lease our principal executive office and each of our branch and satellite offices. The square footage of our principal executive office is 141,696 square feet and the average square footage of our branch and satellite offices is approximately 1,294 square feet and approximately 464 square feet, respectively.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We have two classes of common stock:  Class A and Class B. Class A common stock is traded on the New York Stock Exchange under the symbol “GHLD.” There is no public market for our Class B common stock. However, under the terms of our Amended and Restated Certificate of Incorporation, the holder of Class B common stock may convert any portion or all of the holder’s shares of Class B common stock into an equal number of shares of Class A common stock at any time.
Holders of Record
As of March 6, 2023, there were 20,552,578 issued and outstanding shares of our Class A common stock held by 18 stockholders of record, including Cede & Co., the nominee of the Depository Trust Company, and there were 40,333,019 issued and outstanding shares of our Class B common stock held by one stockholder of record. The number of record holders of our Class A common stock was determined from the records of our transfer agent and does not include beneficial owners of shares of our Class A common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the year ended December 31, 2022.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to repurchases of shares of our Class A common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
October 1, 2022 to October 31, 2022	144,727	$9.68	144,727	$15,613
November 1, 2022 to November 30, 2022	79,555	$9.69	79,555	$14,864
December 1, 2022 to December 31, 2022	38,668	$11.41	38,668	$14,418
Total	262,950	$10.14	262,950

(1)     Average price paid per share includes costs associated with the repurchases.
(2)    On May 5, 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. As of December 31, 2022, $14.4 million remains available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

Restricted Stock Unit Share Withholding
We also withhold shares of Class A common stock associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our employee equity incentive plan. During the fourth quarter of 2022, we withheld approximately 117.1 thousand Class A common shares at a total cost of $1.1 million through net share settlements.
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
Business and Executive Overview
We started our business in 1960 and are among the longest-operating seller servicers in the United States. We are a growth-oriented mortgage company that employs a relationship-based loan sourcing strategy to execute our mission of delivering the promise of homeownership in neighborhoods and communities across the United States. Our business model is centered on providing a personalized mortgage-borrowing experience that is delivered by our knowledgeable loan officers and supported by our diverse product offerings. Throughout these individualized interactions, we work to earn our clients’ trust and confidence as a financial advisor that can help them find their way through life’s changes and build for the future.
Our operations consist of two distinct but related reportable segments that we refer to as our origination and servicing segments. Management believes that maintaining both an origination segment and a servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, compared to industry participants that predominantly focus on either origination or servicing, instead of both. Typically in an interest rising market environment originations tend to shift to purchase originations rather than refinances. Due to our physical presence and footprint throughout the country we believe that we are in an advantageous position when the market is more purchase focused as compared to our competitors that are more refinance focused and have to significantly change their business model during purchase cycles. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. Purchase recapture rate is calculated as the ratio of (i) UPB of our clients that originated a new mortgage with us for the purchase of a home in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of selling their home in a given period. Refinance recapture rate is calculated as the ratio of (i) UPB of our clients that originated a new mortgage loan for the purpose of refinancing an existing mortgage with us in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of a refinance in the same period. Overall recapture rate for a given period is calculated as the ratio of (i) UPB of our clients from both purchase and refinance transactions in a given period, to (ii) the total UPB of our clients that paid off their existing mortgage and originated a new mortgage in a given period. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons.
We operate our origination segment from approximately 270 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and, more importantly, positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.
Through steady organic growth and a series of targeted acquisitions, we grew our annual origination volume from $1.4 billion for the year ended December 31, 2007 to $19.3 billion for the year ended December 31, 2022 and grew our servicing portfolio from $2.5 billion of UPB as of December 31, 2007 to $78.9 billion of UPB as of December 31, 2022. Unless otherwise indicated, the UPB of our servicing portfolio excludes any subserviced loans. During 2021, we sold our subservicing portfolios. The historical information below is provided to show compounded annual growth since 2007, when Guild Mortgage Company was purchased from its founder by a management-led partnership that included a majority investment from MCMI.

Guild's Annual Origination Volume

19% Origination Volume CAGR(1)
$1.4
$2.1
$3.9
$4.1
$3.7
$6.6
$7.1
$7.4
$13.8
$16.0
$15.9
$16.5
$21.8
$35.3
$36.9
$19.3
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Annual Originations ($ in billions)

___________________________
(1)CAGR is equal to the compound annual growth rate of Guild’s annual origination volume for the year ended December 31, 2007 through the year ended December 31, 2022.

Servicing Portfolio Growth
(UPB as of period end)

Executive Summary
This executive summary highlights selected financial information that should be considered in the context of the additional discussions below.
•Originated $19.3 billion and $36.9 billion of mortgage loans for the years ended December 31, 2022 and 2021, respectively. Lower mortgage interest rates led to historically high volumes across the industry throughout 2021; however, mortgage interest rates rose sharply during 2022, which caused significant declines in origination volume across the U.S. mortgage market. Additionally, shortages in housing inventory and high home values have also led to declines in mortgage originations throughout the industry. The MBA's January 2023 forecast reported that mortgage volume in 2022 was $2.2 trillion compared to $4.4 trillion in 2021. In 2021 the median home value of existing homes was $347.9 thousand with total home sales at $6.1 trillion compared to $384.0 thousand and $5.1 trillion in 2022, respectively.
•Purchase originations accounted for 81.2% and 54.6% of total originations for the years ended December 31, 2022 and December 31, 2021, respectively. According to the MBA's February 2023 Mortgage Finance Forecast, purchase originations accounted for 70.3% and 42.0% of total originations for the years ended December 31, 2022 and December 31, 2021, respectively.
•Servicing portfolio as of December 31, 2022 was $78.9 billion of UPB compared to $70.9 billion of UPB as of December 31, 2021, with the average size of the portfolio increasing 14.5% over that time.
•Generated $328.6 million and $283.8 million of net income for the years ended December 31, 2022 and 2021, respectively.
•Generated $70.0 million and $258.5 million of Adjusted Net Income for the years ended December 31, 2022 and 2021, respectively.
•Generated $103.5 million and $366.2 million of Adjusted EBITDA for the years ended December 31, 2022 and 2021, respectively.
•During the year ended December 31, 2022, we had a 34% purchase recapture rate, a 43% refinance recapture rate and a 39% overall recapture rate, compared to 32%, 63%, and 58% for the year ended December 31, 2021, respectively.
Please see “Non-GAAP Financial Measures” for further information regarding our use of certain non-GAAP measures and reconciliations to the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
For the years ended December 31, 2022 and 2021, net income includes a gain of $217.6 million and a loss of $101.6 million, respectively, for changes in the fair value of our MSRs. These fair value adjustments are affected by changes in mortgage rates and assumptions used within the valuation model. According to the MBA's February 2023 Mortgage Finance Forecast, average 30-year mortgage rates increased by 340 basis points during the year ended December 31, 2022 and increased by 30 basis points during the year ended December 31, 2021. Increases in average mortgage rates generally result in lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
The increase in interest rates during 2022 and the limited supply of housing have led to higher levels of competition and lower gain on sale margins. Lower interest rates and increased demand for mortgage financing characterized 2021 and led to higher gain on sale margins. Margins may continue to decrease in the future due to higher interest rates, increasing competition among mortgage providers, which has placed additional pressure on pricing, but such changes will depend on future market demand, capacity and other macroeconomic factors.
Recent Developments
Market and Economic Overview
The Federal Reserve aggressively raised the Federal Funds rate during 2022 by 425 basis points in an effort to curb inflation and slow economic growth. In February 2023 the Federal Reserve raised the Federal Funds rate an additional 25 basis points. Borrowing costs will most likely remain elevated in the near term if inflation does not show signs of slowing. While the Federal Reserve does not directly control mortgage rates, a higher Federal Funds rate and higher inflation usually lead to increases in the 10-year treasury yield, which leads to higher mortgage rates. During the year ended December 31, 2022, the 10-year treasury yield increased 230 basis points and the 30-year treasury yield increased 340 basis points. The recent increases in mortgage interest rates have led to fewer refinancings and lower prepayment activity in 2022. The MBA's February 2023

Mortgage Finance Forecast projects that throughout 2023, the 10-year treasury yield will decrease by 50 basis points and the 30-year mortgage rate will decrease by 130 basis points. The MBA is also forecasting mortgage originations for purchases to decrease 10.8% in 2023 to $1.4 trillion from $1.6 trillion in 2022 and are predicting refinance originations will remain slow throughout the remainder of 2023, decreasing by 48.6% to $450 billion from $700 billion in 2022.
The housing market continues to face challenges with increasing costs for and availability of construction materials and a shortage of skilled labor that continues to impact housing starts. These factors have led to a limited supply of inventory for both new and existing homes. Home-buying affordability challenges remain as current home price levels remain elevated, coupled with the sharp rise in interest rates. As a result of the foregoing market and economic conditions, we have experienced lower origination volume in 2022 compared to the same period in 2021. This trend may continue in future periods. We continue to experience intense competition in the mortgage market, and we expect this competition will continue to put pressure on gain on sale margins and profitability.
Recent Acquisitions
In December 2022, we acquired certain assets of Inlanta, a Wisconsin-based independent mortgage banker that served borrowers in 27 states. The acquisition of Inlanta expanded our local presence in the Midwest region. The acquisition was funded with cash on hand of approximately $3.5 million. See Note 3 - Acquisitions in Part II, Item 8 for additional information.
In February 2023, we acquired certain assets of Legacy Mortgage LLC, an independent New Mexico-based mortgage banker, which expanded our presence in the Southwest region. The acquisition was funded with cash on hand of approximately $2.9 million.
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
•Changes in the fair value of IRLC and MLHS — When the client accepts an interest rate lock, we record the estimated fair value of the loan. We also evaluate several factors to determine the likelihood of the loan closing and discount the value of any interest rate lock commitments ("IRLCs")we consider having a lower probability of closing. The probability of the loan ultimately closing changes as the stage of the loan progresses from application to underwriting submission, loan approval and funding. Loans that close and are held for sale are commonly referred to as mortgage loans held for sale ("MLHS"). MLHS are also recorded at fair value. We typically determine the fair value of our MLHS based on investor committed pricing; however, we determine the fair value of any MLHS that is not allocated to a commitment based on current delivery trade prices.
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
Interest expense — Interest expense consists primarily of interest paid on funding and non-funding debt facilities collateralized by our MLHS and MSRs. We define funding debt as all other debt related to operations, such as warehouse lines of credit and our early buyout facility, which we use to repurchase certain delinquent GNMA loans. Non-funding debt includes the note agreements collateralized by our MSRs (our “MSR notes payable”). We also record related bank charges and payoff interest expense as interest expense. Payoff interest expense is equal to the difference between what we collect in interest from our clients and what we remit in interest to the investors who purchase the loans that we originate. For loans sold through Agency Mortgage Backed Security ("MBS"), we are required to remit a full month of interest to those investors, regardless of the date on which the client prepays during the payoff month, resulting in additional interest expense.
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
Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us track origination quality and compare our performance against the nationwide originations market and our competitors. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and related value of our MSRs, the health of the business as measured by the average MSR delinquency rate and help drive our customer retention efforts. We believe that the net additions to our portfolio are indicators of the growth of our mortgage loans serviced and our servicing income.
We believe that these key performance indicators provide useful information to investors and others both by allowing for greater transparency with respect to key metrics used by management in its financial and operational decision-making. These metrics may be used by investors in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects. Summary data for these key performance indicators is listed below. Please refer to “Results of Operations” for additional metrics that management reviews in conjunction with the consolidated financial statements.

	Year Ended December 31,		Change	% Change
($ and units in thousands)	2022	2021
Origination Data
$ Total in-house origination(1)	$19,123,199	$36,808,682	$(17,685,483)	(48.0)%
# Total in-house origination	59	124	(65)	(52.4)%
$ Retail in-house origination	$18,314,160	$35,732,380	$(17,418,220)	(48.7)%
# Retail in-house origination	56	119	(63)	(52.9)%
$ Retail brokered origination(2)	$196,714	$110,101	$86,613	78.7%
Total originations	$19,319,913	$36,918,783	$(17,598,870)	(47.7)%
Gain on sale margin (bps)(3)	368	402	(34)	(8.5)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	347	417	(70)	(16.8)%
30-year conventional conforming par rate(5)	6.6%	3.1%	3.5%	112.9%
Servicing Data
UPB (period end)	$78,892,987	$70,938,588	$7,954,399	11.2%
Loans serviced (period end)	324	301	23	7.6%
MSR multiple (period end)(6)	4.9	3.3	1.6	48.5%
Weighted average coupon rate	3.6%	3.3%	0.3%	9.1%
Loan payoffs(7)	$6,461,937	$18,182,882	$(11,720,945)	(64.5)%
Loan delinquency rate 60-plus days (period end)	1.7%	1.9%	(0.2)%	(10.5)%
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

(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 93.4% and 91.5% as of December 31, 2022 and 2021, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume for the years ended December 31, 2022 and 2021, see “—Results of Operations for the Years Ended December 31, 2022 and 2021—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Represents a metric used to determine the relative value of our MSRs in relation to our annualized retained servicing fee. It is calculated by dividing (a) the fair market value of our MSRs as of a specified date by (b) the weighted average annualized retained servicing fee for our servicing portfolio as of such date. We exclude purchased MSRs from this calculation because our servicing portfolio consists primarily of originated MSRs and, consequently, purchased MSRs do not have a material impact on our weighted average service fee.
(7)Represents the gross amount of UPB paid off from our servicing portfolio.
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
Adjusted Net Income. We define Adjusted Net Income as earnings attributable to Guild before the change in the fair value measurements related to our MSRs, contingent liabilities related to completed acquisitions due to changes in valuation assumptions, amortization of acquired intangible assets and stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted Net Income is also adjusted by applying an estimated effective tax rate to these adjustments. In addition we exclude the change in the fair value of MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA below because we believe this non-cash, non-realized adjustment to net revenues is not indicative of our operating performance or results of operations but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of our MSRs from period to period.
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
Our non-GAAP financial measures are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss) or net income (loss) attributable to Guild, which are the most directly comparable financial measures calculated and presented in accordance with GAAP for Adjusted Net Income and Adjusted EBITDA, and Return on Equity, which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Return on Equity. These limitations include that these non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and may be reflected in our financial results for the foreseeable future. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

The following tables reconcile Adjusted Net Income and Adjusted EBITDA to net income and Adjusted Return on Equity to Return on Equity, the most directly comparable financial measures calculated and presented in accordance with GAAP:

Reconciliation of Net Income to Adjusted Net Income	Year Ended December 31,
($ in thousands)	2022	2021
Net income	$328,630	$283,782
Net income attributable to non-controlling interest	32	9
Net income attributable to Guild	$328,598	$283,773
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(300,941)	(49,382)
Change in fair value of contingent liabilities due to acquisitions	(45,075)	4,957
Amortization of acquired intangible assets	7,950	3,975
Stock-based compensation	7,322	5,982
Tax impact of adjustments(1)	72,102	9,203
Adjusted Net Income(2)	$69,956	$258,508
___________________________
(1)Calculated using the estimated effective tax rates of 21.8% and 26.7% for the years ended December 31, 2022 and 2021, respectively.
(2)Beginning with the first quarter of 2022, we began calculating Adjusted Net Income based on net income attributable to Guild rather than net income. This change did not have a material impact on year-over-year comparability.

Reconciliation of Net Income to Adjusted EBITDA	Year Ended December 31,
($ in thousands)	2022	2021
Net income	$328,630	$283,782
Add adjustments:
Interest expense on non-funding debt	6,675	6,180
Income tax expense	91,389	103,149
Depreciation and amortization	15,525	11,488
Change in fair value of MSRs due to model inputs and assumptions	(300,941)	(49,382)
Change in fair value of contingent liabilities due to acquisitions	(45,075)	4,957
Stock-based compensation	7,322	5,982
Adjusted EBITDA	$103,525	$366,156

Reconciliation of Return on Equity to Adjusted Return on Equity	Year Ended December 31,
($ in thousands, except where in percentages)	2022	2021
Income Statement Data:
Net income attributable to Guild	$328,598	$283,773
Adjusted net income	$69,956	$258,508

Denominator: Average stockholders' equity	$1,084,650	$828,003
Return on Equity	30.3%	34.3%
Adjusted Return on Equity	6.4%	31.2%
The following table reconciles the valuation adjustment of mortgage servicing rights from our Consolidated Statements of Income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Year Ended December 31,
($ in thousands)	2022	2021
Valuation adjustment of mortgage servicing rights	$217,551	$(101,572)
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(83,390)	(150,954)
Change in fair value of MSRs due to model inputs and assumptions	$300,941	$49,382

Results of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statement of Operations	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$703,674	$1,480,516	$(776,842)	(52.5)%
Loan servicing and other fees	223,403	194,759	28,644	14.7%
Valuation adjustment of mortgage servicing rights	217,551	(101,572)	319,123	314.2%
Interest income	68,144	64,110	4,034	6.3%
Interest expense	(49,240)	(61,590)	12,350	(20.1)%
Other income, net	1,289	87	1,202	NM
Net revenue	1,164,821	1,576,310	(411,489)	(26.1)%
Expenses
Salaries, incentive compensation and benefits	619,185	1,019,790	(400,605)	(39.3)%
General and administrative	38,085	91,291	(53,206)	(58.3)%
Occupancy, equipment and communication	71,707	67,328	4,379	6.5%
Depreciation and amortization	15,525	11,488	4,037	35.1%
Provision for (reversal of) foreclosure losses	300	(518)	818	157.9%
Total expenses	744,802	1,189,379	(444,577)	(37.4)%
Income before income tax expense	420,019	386,931	33,088	8.6%
Income tax expense	91,389	103,149	(11,760)	(11.4)%
Net income	328,630	283,782	44,848	15.8%
Net income attributable to non-controlling interest	32	9	23	NM
Net income attributable to Guild	$328,598	$283,773	$44,825	15.8%

Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The table below provides additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Gain on sale of loans	$490,366	$1,190,807	$(700,441)	(58.8)%
Loan origination fees	55,550	109,413	(53,863)	(49.2)%
Fair value of originated MSRs	230,400	319,072	(88,672)	(27.8)%
Fair value adjustment to MLHS and IRLCs	(58,432)	(170,720)	112,288	(65.8)%
Changes in fair value of forward commitments	(7,334)	42,033	(49,367)	(117.4)%
Provision for investor reserves	(6,876)	(10,089)	3,213	(31.8)%
Total loan origination fees and gain on sale of loans, net	$703,674	$1,480,516	$(776,842)	(52.5)%
The table below provides additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented.

	Year Ended December 31,
($ and units in thousands)	2022	2021	Change	% Change
Loan origination volume by type:
Conventional conforming	$12,576,588	$25,305,881	$(12,729,293)	(50.3)%
Government	4,700,684	8,526,290	(3,825,606)	(44.9)%
State housing	991,515	1,697,737	(706,222)	(41.6)%
Non-agency	854,412	1,278,774	(424,362)	(33.2)%
Total in-house originations(1)	$19,123,199	$36,808,682	$(17,685,483)	(48.0)%
Brokered loans	$196,714	$110,101	$86,613	78.7%
Total originations	$19,319,913	$36,918,783	$(17,598,870)	(47.7)%
In-house loans closed	59	124	(65)	(52.4)%
Average loan amount	$324	$297	$27	9.1%
Purchase	81.2%	54.6%	26.6%	48.7%
Refinance	18.8%	45.4%	(26.6)%	(58.6)%
Service retained(2)	89.0%	84.1%	4.9%	5.8%
Service released(3)	11.0%	15.9%	(4.9)%	(30.8)%
Gain on sale margin (bps)(4)	368	402	(34)	(8.5)%
Total locked volume(5)	$21,704,719	$38,833,082	$(17,128,363)	(44.1)%
Pull-through adjusted locked volume(6)	$20,272,208	$35,537,505	$(15,265,297)	(43.0)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	347	417	(70)	(16.8)%
Weighted average loan-to-value	82.1%	78.8%	3.3%	4.2%
Weighted average credit score	738	742	(4)	(0.5)%
Weighted average note rate	4.9%	3.1%	1.8%	58.1%
Days application to close	44	52	(8)	(15.4)%
Days close to purchase by investors	16	16	—	—%
Purchase recapture rate	33.8%	32.2%	1.6%	5.0%
Refinance recapture rate	43.0%	62.8%	(19.8)%	(31.5)%
___________________________
(1)Includes retail and correspondent loans and excludes brokered loans.
(2)Represents loans sold for which we continue to act as the servicer.
(3)Represents loans sold for which we do not continue to act as the servicer.

(4)Represents loan origination fees and gain on sales of loans, net divided by total in-house origination to derive basis points.
(5)Total locked volume represents the aggregate dollar value of the potential loans for which we have agreed to extend credit to consumers at specified rates for a specified period of time, subject to certain contingencies that are described in the IRLCs between us and each of those consumers. The total locked volume for a given period is representative of the IRLCs that we initially entered into during that period.
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 93.4% and 91.5% for the years ended December 31, 2022 and December 31, 2021, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
The decrease in gain on sale of loans for the year ended December 31, 2022 compared to the year ended December 31, 2021 was driven by a decrease in loan sales of $17.2 billion, or 28.8%, as well as a decrease in gain on sale margins of 34 basis points. In 2021, volume across the industry began to decrease especially towards the end of the year, which led to excess capacity throughout the industry. Throughout 2022 mortgage rates have significantly increased which has caused affordability issues amongst borrowers. These affordability issues have led to a decrease in demand for mortgage loans and a decline in the refinance market. Guild's purchase percent increased from 54.6% for the year ended December 31, 2021 to 81.2% for the year ended December 31, 2022. In addition, prospective borrowers are facing challenges with purchasing a home due to a shortage in housing inventory. As a result, mortgage lenders began lowering their margins through pricing in order to attract borrowers. This is reflected in our gain on sale decreasing from 402 basis points during the year ended December 31, 2021 to 368 basis points during the year ended December 31, 2022.
The decreases in loan origination fees for the year ended December 31, 2022 compared to the year ended December 31, 2021 are directionally consistent with our loan origination volume decline of 48.0%.
Loan Servicing and Other Fees
The table below provides additional details regarding our loan servicing and other fees for the periods presented.

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Servicing fee income	$218,734	$189,097	$29,637	15.7%
Other ancillary fees	5,766	5,997	(231)	(3.9)%
Loan modification fees	920	1,502	(582)	(38.7)%
Interest on impound accounts	(2,017)	(1,837)	(180)	9.8%
Total loan servicing and other fees	$223,403	$194,759	$28,644	14.7%

The table below provides additional details regarding our servicing portfolio composition and key performance indicators for the period presented.

	Year Ended December 31,
($ and units in thousands)	2022	2021	Change	% Change
Beginning UPB of servicing portfolio	$70,938,588	$59,969,653	$10,968,935	18.3%
New UPB origination additions(1)	19,123,199	36,808,682	(17,685,483)	(48.0)%
Less:
UPB originations sold service released(2)	$2,345,394	$5,621,708	$(3,276,314)	(58.3)%
Loan payoffs	6,461,937	18,182,882	(11,720,945)	(64.5)%
Loan principal reductions	2,328,656	2,013,859	314,797	15.6%
Loan foreclosures	32,813	21,298	11,515	54.1%
Ending UPB of servicing portfolio	$78,892,987	$70,938,588	$7,954,399	11.2%
Average UPB of servicing portfolio	$74,915,788	$65,454,121	$9,461,667	14.5%
Weighted average servicing fee	0.30%	0.30%	—	—%
Weighted average coupon rate	3.6%	3.3%	0.3%	9.1%
Weighted average prepayment speed(3)	7.5%	13.5%	(6.0)%	(44.4)%
Weighted average credit score	733	734	(1)	(0.1)%
Weighted average loan age (in months)	26.3	20.8	5.5	26.4%
Weighted average loan-to-value	80.4%	80.0%	0.4%	0.5%
MSR multiple (period end)(4)	4.9	3.3	1.6	48.5%
Loans serviced (period end)	324	301	23	7.6%
Loans delinquent 60-plus days (period end)	5.5	5.7	(0.2)	(3.5)%
Loan delinquency rate 60-plus days (period end)	1.7%	1.9%	(0.2)%	(10.5)%
___________________________
(1)Includes all in-house loans originated in period, irrespective if it is eventually sold, service retained or service released.
(2)Represents loans sold for which we do not continue to act as the servicer of the loan.
(3)Represents the percentage of UPB that will pay off ahead of time in each period, calculated as an annual rate. This estimate is calculated by our third-party valuation provider.
(4)Represents a metric used to determine the relative value of our MSRs in relation to our annualized retained servicing fee. It is calculated by dividing (a) the fair market value of our MSRs as of a specified date by (b) the weighted average annualized retained servicing fee for our servicing portfolio as of such date. We exclude purchased MSRs from this calculation because our servicing portfolio consists primarily of originated MSRs and, consequently, purchased MSRs do not have a material impact on our weighted average service fee.
Servicing fee income increased by 15.7% for the year ended December 31, 2022 compared to the year ended December 31, 2021 mostly due to the 14.5% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced. Additionally, the number of customers in our servicing portfolio who requested forbearance relief under the CARES Act declined more during 2022 compared to during 2021. As customers exited forbearance, we resumed collecting servicing fees and ancillary income from those customers.
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
MSR valuation adjustment	$217,551	$(101,572)	$319,123	314.2%
The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. Average 30-year mortgage rates increased by 340 basis points and 30 basis points during the years ended December 31, 2022 and 2021, respectively. Additionally, the weighted average estimated prepayment speed of loans in our servicing portfolio was 7.5% at December 31, 2022 compared to 13.5% at December 31, 2021. A lower prepayment speed indicates that prepayments will decrease in the future and a longer duration of future cash flows, which results in an increase in the value of the mortgage servicing right asset.

Interest Income

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Interest income, funding	$52,210	$55,395	$(3,185)	(5.7)%
Interest income earnings credit	13,051	3,044	10,007	NM
Wire transfer fees	2,883	5,671	(2,788)	(49.2)%
Total interest income	$68,144	$64,110	$4,034	6.3%
Interest income, funding for the year ended December 31, 2022 does not include $3.0 million of interest expense related to FHLMC loans which was recorded in payoff interest expense as described within the heading "Interest Expense" below. This expense occurs when we deliver a sold loan to FHLMC with a first due date a month after the borrower's first due date. We are obligated to remit to FHLMC interest in an amount determined based on the borrower's first due date. When we receive the borrower's interest payment, it is recorded as interest income, funding, which is then offset by the expense to be remitted to FHLMC. When including the $3.0 million of interest expense related to FHLMC loans for the year ended December 31, 2022 interest income, funding decreased $6.2 million, which was primarily due to the decline in origination volume, partially offset by the increase in mortgage interest rates.
Interest income earnings credit increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset. Wire transfer fees decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to our decline in origination volume.
Interest Expense

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Interest expense, funding facilities	$(26,351)	$(33,182)	$6,831	(20.6)%
Interest expense, other financing	(8,113)	(7,415)	(698)	9.4%
Bank servicing charges	(8,589)	(11,205)	2,616	(23.3)%
Payoff interest expense	(6,149)	(9,691)	3,542	(36.5)%
Miscellaneous interest expense	(38)	(97)	59	(60.8)%
Total interest expense	$(49,240)	$(61,590)	$12,350	(20.1)%
Total interest expense for the year ended December 31, 2022 decreased as compared to the year ended December 31, 2021 primarily due to the decrease in origination volume of $17.7 billion. The decrease in interest expense, funding facilities was due to decreased borrowings on our warehouse lines of credit facilities partially offset by increases in interest rates throughout 2022. The decrease in bank servicing charges was due to one-time fees during the year ended December 31, 2021 related to transferring custody of our GNMA loans to a new document custodian, as well as lower facility fees associated with decreasing our warehouse capacity throughout the year ended December 31, 2022. As explained above under the heading "Interest Income", during the year ended December 31, 2022 $3.0 million of FHLMC interest expense was recorded in payoff interest expense. When excluding FHLMC interest expense from payoff interest expense in the year ended December 31, 2022 our payoff interest expense decreased year over year due to a significant reduction in runoff of our portfolio of $11.7 million.

Summary of Expenses

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Salaries, incentive compensation and benefits	$619,185	$1,019,790	$(400,605)	(39.3)%
General and administrative	38,085	91,291	(53,206)	(58.3)%
Occupancy, equipment and communication	71,707	67,328	4,379	6.5%
Depreciation and amortization	15,525	11,488	4,037	35.1%
Provision for (reversal of) foreclosure losses	300	(518)	818	(157.9)%
Total expenses	$744,802	$1,189,379	$(444,577)	(37.4)%
Salaries, Incentive Compensation and Benefits

Salaries, Incentive Compensation and Benefits	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Incentive compensation	$241,444	$558,565	$(317,121)	(56.8)%
Salaries	303,391	353,793	(50,402)	(14.2)%
Benefits	74,350	107,432	(33,082)	(30.8)%
Total salaries, incentive compensation and benefits expense	$619,185	$1,019,790	$(400,605)	(39.3)%
Incentive compensation expense decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the decrease in origination volume of 48.0%.
Salaries expense decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a decrease of $50.2 million for reduced costs resulting from lower origination volume and lower headcount throughout 2022, partially offset by an increase in the number of employees as a result of the acquisition of RMS in July 2021. We use internal metrics to evaluate our staffing needs relative to our origination volume and reduced our headcount accordingly during 2022. Effective January 1, 2022, we began recording certain executive bonuses tied to our profitability performance to salaries expense, which were previously recorded to benefits expense. Salaries expense for the year ended December 31, 2021 does not include approximately $4.4 million for these executive bonuses.
As noted above, prior to January 1, 2022, certain executive bonuses were recorded to benefits expense. When excluding the $4.4 million of executive bonuses for the year ended December 31, 2021, benefits expense decreased $28.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to a decrease of $8.0 million on our deferred compensation plan driven by fluctuations in the fair market value of the underlying funds, $10.2 million in lower payroll taxes, and $6.5 million in lower group health insurance costs due to reduced headcount.
During the year ended December 31, 2022, we realized approximately $100.0 million of cost savings on an annualized basis, primarily through headcount reductions, and we will continue to manage the business as market dynamics evolve.
General and Administrative

General and Administrative Expense	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Contingent liability fair value adjustment	$(45,075)	$4,957	$(50,032)	NM
Professional fees	48,515	51,204	(2,689)	(5.3)%
Advertising and promotions	18,661	17,856	805	4.5%
Office supplies, travel and entertainment	10,787	10,976	(189)	(1.7)%
Miscellaneous	5,197	6,298	(1,101)	(17.5)%
Total general and administrative expense	$38,085	$91,291	$(53,206)	(58.3)%
During the year ended December 31, 2022 the earn-out periods for two of our previous acquisitions ended. We adjusted our contingent earn-out liability by $44.9M related to the acquisition of RMS which reduced the liability to zero. This was based on the current expectation of future earn-out payments related to the RMS acquisition. We also recorded $0.5 million during December 2022 for the fair value of the earn-out related to our acquisition of Inlanta. For the year ended December 31, 2021, we recorded $16.5 million of expense related to two previous acquisitions which ended in fiscal year 2022 and $11.5 million of gain from the write down of the earn-out related to RMS.
Professional fees decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to decreases of $5.2 million in legal fees and closing costs in connection with the acquisition of RMS in July 2021, partially offset by an increase of $1.4 million in accounting fees. Accounting fees have increased during 2022 due to increased audit fees as well as consulting fees related to our internal control program.
Miscellaneous expense decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a reduction of $0.8 million in recording fees due to the decline in our origination volume.
Occupancy, Equipment and Communication

Occupancy, Equipment and Communication Expense	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Occupancy	$40,658	$37,173	$3,485	9.4%
Equipment	8,665	8,712	(47)	(0.5)%
Communication	22,384	21,443	941	4.4%
Total occupancy, equipment and communication expense	$71,707	$67,328	$4,379	6.5%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases or any decreases associated with downsizing office space due to lower headcount and employees working from home.
Occupancy and communication expenses increased during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to additional rent and communication services incurred from the RMS acquisition as we realized a full year of expense in 2022 compared to six months in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to recognizing a full year of amortization expense related to intangible assets acquired in the RMS acquisition in July 2021.
Provision for Foreclosure Losses
Throughout 2021 there were minimal foreclosure starts and sales due to the CARES Act’s foreclosure moratorium and the federal government’s subsequent extension of its mortgage forbearance programs. When COVID began in 2020 there was uncertainty around what would happen in the United States and the economy; therefore, Guild increased its foreclosure reserve in anticipation of an increased number of delinquent borrowers that would go through foreclosure. As the pandemic progressed in 2021 the Company continued to monitor its borrowers and the economy and reduced its reserve due to continued low delinquency rates and home appreciation. The foreclosure moratorium ended at the beginning of 2022 and Guild has begun initiating foreclosures on delinquent borrowers. As 2022 progressed, we revised our provision for foreclosure losses to reflect our estimated expected per-loan losses, which resulted in minimal adjustments to the reserve for the year ended December 31, 2022. The Company's 60-plus days delinquency rate decreased from 1.9% at December 31, 2021 to 1.7% at December 21, 2022. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Segment Results for the Years Ended December 31, 2022 and 2021
Our operations are comprised of two distinct but related reportable segments that we refer to as our origination and servicing segments. We operate our origination segment from approximately 270 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. Although our origination and servicing segments are separated for this presentation, management sees the two segments as intricately related and interdependent. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and that, more importantly, our servicing segment positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.

Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for the years ended December 31, 2022 and 2021. These results do not include unallocated corporate costs. See Note 20 - Segments in Part II, Item 8 for additional information about our segments.
Origination

	Year Ended December 31,
($ and units in thousands)	2022	2021
Total in-house originations	$19,123,199	$36,808,682
Funded loans	59	124
Loan origination fees and gain on sale, net	$697,822	$1,468,465
Interest income	20,115	16,582
Other income, net	(57)	(4)
Net revenue	717,880	1,485,043
Salaries, incentive compensation and benefits	562,194	953,772
General and administrative	15,249	71,480
Occupancy, equipment and communication	62,556	57,718
Depreciation and amortization	13,889	9,319
Total expenses	653,888	1,092,289
Net income allocated to origination	$63,992	$392,754
The decrease in net income allocated to the origination segment for the year ended December 31, 2022 compared to December 31, 2021 was driven by a declines in gain on sale margins of 34 basis points and origination volume of 48.0%.
Salaries, incentive compensation and benefits expense decreased for the year ended December 31, 2022 compared to the same period in 2021 due to decreased variable incentive compensation paid to our origination teams and reduced headcount due to declines in origination volume.
General and administrative expense decreased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to a gain of $45.1 million related to the valuation adjustment on our contingent earn-out liability during the year ended December 31, 2022 compared to a loss of $5.0 million in the prior year and decreases of approximately $5.2 million in legal fees and closing costs in connection with the acquisition of RMS in July 2021.
The increase in depreciation and amortization expense for the year ended December 31, 2022 compared to the prior year was primarily due to the amortization of our long-lived intangibles assets acquired in connection with the acquisition of RMS in July 2021.

Servicing

	Year Ended December 31,
($ and units in thousands)	2022	2021
UPB of servicing portfolio (period end)	$78,892,987	$70,938,588
Loans serviced (period end)	324	301
Loan servicing and other fees	$223,403	$194,759
Loan origination fees and gain on sale, net	5,852	12,051
Other income, net	1,146	110
Total revenue	230,401	206,920
Valuation adjustment of MSRs	217,551	(101,572)
Interest income (expense)	5,465	(7,882)
Net revenue	453,417	97,466
Salaries, incentive compensation and benefits	29,001	27,697
General and administrative	9,657	9,722
Occupancy, equipment and communication	4,819	4,196
Depreciation and amortization	654	742
Provision for (reversal of) foreclosure losses	300	(518)
Total expenses	44,431	41,839
Net income allocated to servicing	$408,986	$55,627
We recorded a $217.6 million upward adjustment to the fair value of our MSRs for the year ended December 31, 2022, compared to a $101.6 million downward adjustment for the same time period in 2021. See discussion above under "Valuation Adjustment of Mortgage Servicing Rights". This resulted in an improvement to net revenue and net income for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Loan servicing and other fees increased due to the increase in the UPB of our average servicing portfolio at December 31, 2022.
The increase in interest income (expense) primarily relates to a $10.0 million increase in interest income earnings credit for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and used to offset bank fees.
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
•repayments on our MSR notes payable;

•acquisitions of other mortgage businesses;
•share repurchases; and
•payment of dividends.
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
As discussed in Note 12, Warehouse Lines of Credit to the consolidated financial statements included in Part II, Item 8, as of December 31, 2022, we had ten different loan funding facilities in different amounts and with various maturities. As of December 31, 2022, the aggregate available amount under our loan facilities was approximately $2.3 billion, with combined outstanding balances of approximately $0.7 billion. We assess our financing arrangements periodically to ensure they are aligned with our business needs and making adjustments as necessary.
As discussed in Note 13, Notes Payable to the consolidated financial statements included in Part II, Item 8, as of December 31, 2022, we had three different MSR notes payable in different amounts with different maturities. As of December 31, 2022, the aggregate available amount under our MSR notes payable was $475.0 million, with combined outstanding balances of $126.3 million and unutilized capacity of $215.0 million, based on total committed amounts and our borrowing base limitations. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of December 31, 2022, we had posted $50.7 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We also have an early buyout facility that is included in our warehouse lines of credit. This facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, at December 31, 2022, the outstanding balance on the facility was $40.1 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of December 31, 2022.
Our debt obligations are summarized below by facility as of December 31, 2022:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$47,565	$600,000	(1)	January 2023
	10,848	150,000		August 2023
	189,512	300,000		March 2023
	110,605	200,000		May 2023
	16,131	200,000		September 2023
	81,353	400,000	(2)	June 2023
	56,237	100,000		April 2023
	—	50,000	(3)	N/A
	162,454	200,000	(4)	N/A
	40,096	75,000	(5)	March 2025
MSR notes payable	106,250	175,000	(6)	March 2024
	20,000	200,000	(7)	August 2027
	—	100,000		June 2023
___________________________
(1)Subsequent to December 31, 2022, this facility was reduced to $345.0 million and the agreement was amended to extend the maturity date to January 2024.
(2)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount. Subsequent to December 31, 2022, this facility was reduced to $300.0 million.
(3)This facility's maturity date is 30 days from written notice from either the financial institution or us.
(4)This facility agreement is due on demand.
(5)Each buyout transaction carries a maximum term of four years from the date of repurchase.
(6)Facility provides for committed amount of $106.3 million, which can be increased up to $175.0 million.
(7)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market which, in turn, could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of December 31, 2022.
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
Cash Flows
Our cash flows are summarized below:

	Year Ended December 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$1,259,593	$680,459
Net cash used in investing activities	(7,178)	(104,660)
Net cash used in financing activities	(1,353,781)	(667,312)
Decrease in cash, cash equivalents and restricted cash	$(101,366)	$(91,513)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Year Ended December 31,
($ in thousands)	2022	2021
Loans held for sale	$1,358,441	$629,581
Other operating sources	(98,848)	50,878
Net cash provided by operating activities	$1,259,593	$680,459
Cash provided by loans held for sale increased due to a larger increase in proceeds on sale and payments from mortgage loans held for sale compared to cash used for origination of mortgage loans held for sale. The decrease in cash provided by other operating sources was primarily due to increases in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of purchases of property and equipment and acquisitions. Cash used in investing activities decreased for the year ended December 31, 2022 compared to the prior year period, primarily due to $100.2 million used to fund the acquisition of RMS in 2021 and $3.5 million used to fund the acquisition of Inlanta in 2022.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Year Ended December 31,
($ in thousands)	2022	2021
Warehouse lines of credit	$(1,213,742)	$(648,222)
Other financing sources	(140,039)	(19,090)
Net cash used in financing activities	$(1,353,781)	$(667,312)
The increase in cash used in warehouse lines of credit for the year ended December 31, 2022 compared to the prior year was primarily due to higher net repayments on our warehouse lines of credit. The increase in cash used in other financing sources for the year ended December 31, 2022 compared to the prior year was primarily driven by repayments of $123.8 million compared to net borrowings of $104.3 million during the year ended December 31, 2021 on our MSR notes payable, offset by the payment of $121.1 million in cash dividends during 2021. During the year ended December 31, 2022 we made payments of $7.3 million on the acquisition-related contingent liability related to RMS, used $5.6 million to repurchase shares of our Class A common stock and used $1.1 million to repurchase shares of our Class A common stock from employees to satisfy the tax withholding requirements with respect to vested shares of restricted stock units.
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
Interest rate lock commitments, loan sale and forward commitments
We enter into IRLCs with borrowers who have applied for residential mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans, adjusted for pull-through, were approximately $0.8 billion and $2.2 billion as of December 31, 2022 and December 31, 2021, respectively.
Balance Sheet Analysis
This section provides an overview of changes in our assets, liabilities, and stockholders' equity and should be read together with our accompanying consolidated financial statements, including the accompanying notes to the consolidated financial statements, in Part II, Item 8 in this Annual Report. The following is a summary of key balance sheet items as of the dates presented:

	December 31,
($ in thousands)	2022	2021
Assets
Cash, cash equivalents and restricted cash	$146,754	$248,120
Mortgage loans held for sale	845,775	2,204,216
Mortgage servicing rights, net	1,139,539	675,340
GNMA loans subject to repurchase right	650,179	728,978
Other	457,344	526,550
Total assets	$3,239,591	$4,383,204
Liabilities and stockholders' equity
Warehouse lines of credit	$713,151	$1,927,478
Notes payable	126,250	250,227
GNMA loans subject to repurchase right	650,179	729,260
Deferred tax liabilities	232,963	142,245
Other	267,761	413,981
Total liabilities	1,990,304	3,463,191
Stockholders' equity	1,249,287	920,013
Total liabilities and stockholders' equity	$3,239,591	$4,383,204
Total assets decreased by $1.1 billion primarily due to the decrease in MLHS of $1.4 billion, partially offset by an increase in MSRs of $0.5 billion. The decrease in MLHS was the result of a decrease in our origination volume of 65% from December 2022 compared to December 2021. The increase in MSRs was primarily the result of favorable changes in the fair value due to changes in valuation model inputs or assumptions.
Total liabilities decreased by $1.5 billion primarily due to a $1.2 billion decrease in the balances under our warehouse lines of credit, a $124.0 million decrease in MSR notes payable and a $146.2 million decrease in other liabilities. The decrease in our warehouse lines of credit is consistent with the decrease in our MLHS, as noted above. The decrease in other liabilities was primarily related to decreases in certain accruals and incentive compensation and benefits due to decreases in origination volume, as noted above. The increase in deferred tax liabilities of $90.7 million was primarily due to the deferred tax liability generated from the increase in our MSRs.
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
Our critical accounting estimates primarily relate to the fair value estimates of our MSRs, IRLCs, goodwill and contingent liabilities due to acquisitions. We previously disclosed our MLHS and forward delivery commitments as critical accounting estimates. After further analysis, we determined our MLHS and forward delivery commitments are not considered critical accounting estimates as they do not involve a significant level of estimate uncertainty. See Note 1 – Business, Basis of Presentation, and Accounting Policies to the consolidated financial statements included in Part II, Item 8 in this Annual Report for information on our critical accounting policies related to these critical accounting estimates.
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
Due to the difficulty and complexity in measuring certain of our fair value assets and liabilities, we may engage third parties to assist management in determining their values. We have also established controls in which management reviews and discusses these valuations with our accounting department and any third parties that we have engaged for this purpose to ensure accuracy over financial reporting. We re-measure the fair value of these assets and liabilities on a monthly, quarterly or annual basis by evaluating certain observable information, which may include current market pricing, recent trade activity, and industry data.
Below is a summary of our Level Three assets recorded at fair value compared to our total assets and stockholders’ equity as of December 31, 2022 and 2021. See Note 2, Fair Value Measurements to the consolidated financial statements included in Part II, Item 8 for additional information.

	December 31, 2022			December 31, 2021
		Percentage of			Percentage of
Level/Description ($ in thousands)	Carrying Value of Assets	Total Assets	Stockholders' Equity	Carrying Value of Assets	Total Assets	Stockholders' Equity
Level Three: Prices determined using significant unobservable inputs that reflect our judgements about the factors that market participants use in pricing an asset or liability and are based on the best information available in the circumstances.	$1,142,018	35%	91%	$697,459	16%	76%
Total assets	$3,239,591			$4,383,204
Total stockholders' equity	$1,249,287			$920,013
The increase in the percentage of assets carried at fair value compared to total assets from 2021 to 2022 is primarily due to the increase in the fair value of MSRs of $464.2 million and the decrease in the fair value of IRLCs of $20.6 million at December 31, 2022.

The following is a discussion of our most critical accounting estimates:
Mortgage Servicing Rights
As of December 31, 2022 and 2021, we reported $1.1 billion and $675.3 million, respectively, of fair value of MSRs. We recognized a $300.9 million and $49.4 million fair value gain due to changes in valuation model inputs or assumptions in the years ended December 31, 2022 and 2021, respectively.
MSRs are classified within Level Three of the valuation hierarchy because we determine their fair value based on unobservable inputs and because there is a limited market for MSRs. To determine the fair value of our MSRs when they are created, we use our valuation model that calculates the present value of the future cash flows related to them. Our MSR valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds and default rates. A third party conducts a monthly valuation of our MSRs, and we record any changes to the fair value of our MSRs that result from changes in valuation model inputs or assumptions and collections of servicing cash flows in accordance with such third-party analysis and GAAP. Changes in economic and other relevant conditions could cause the assumptions used in valuing our MSRs, such as those with respect to prepayment speeds, to be incorrect and such changes could result in fluctuations in the recorded value of our MSRs. We provide more detailed information on our MSRs in Note 7, Mortgage Servicing Rights to the consolidated financial statements included in Part II, Item 8.
The following tables illustrate the impact of adverse and favorable changes on the prepayment speeds, discount rate and cost to service at two different data points at December 31, 2022:

Prepayment Speeds		Discount Rate		Cost to Service (per loan)
10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
$(36,298)	$(70,878)	$(50,392)	$(96,848)	$(11,880)	$(24,162)

Prepayment Speeds		Discount Rate		Cost to Service (per loan)
10% Favorable Change	20% Favorable Change	10% Favorable Change	20% Favorable Change	10% Favorable Change	20% Favorable Change
$39,381	$80,882	$56,132	$117,501	$12,684	$24,966
Interest Rate Lock Commitments
At December 31, 2022 and 2021, we held $1.5 million and $22.1 million, respectively, of IRLC assets at fair value.
IRLCs are classified within Level Three of the valuation hierarchy as we determine their value based upon unobservable inputs and because there is no active, observable market for IRLCs. We determine the fair value of our IRLCs based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing that mortgage loan, net of estimated incentive compensation, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (the “pull-through rate”). We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
Our estimate of the probability that a loan will be funded and market interest rates are updated as the loan moves through the funding or purchase process and as market interest rates change and may result in significant changes in our estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our loan origination fees and gain on sale of loans, net. Increasing interest rates generally have a positive effect on the pull-through rate and the fair value and conversely, declining interest rates generally have a negative effect on the pull-through rate and the fair value.

We believe that the most significant Level Three input to the measurement of IRLCs is the pull-through rate. The following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2022:

Change in input(1)	Effect on fair value of IRLC of a change in pull-through rate (in thousands)
(10)%	$(1,080)
(5)%	$(540)
5%	$468
10%	$663
___________________________
(1)The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rate.
Goodwill
Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of the reporting unit below its carrying value. Our Origination reporting unit is subject to goodwill impairment testing. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. A qualitative assessment can include factors such as, financial performance, current and projected industry and market conditions, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. A quantitative assessment for impairment requires management to use significant judgment and estimates, including, but not limited to, estimates of future cash flows, revenue growth rates, operating margins, and a discount rate. Such estimates are based upon assumptions which are inherently uncertain and unpredictable.
These assumptions are sensitive to changes in future periods as a result of overall economic conditions, including the impacts of inflationary pressures, and increased interest and discount rates. As a result, there can be no assurance that estimates and assumptions made for the purpose of assessing impairment will prove to be an accurate prediction of the future. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material.
As of the annual impairment testing date in 2022, we completed a qualitative and quantitative analysis for the Origination reporting unit and we determined that the estimated fair value of the Origination reporting was in excess of its carrying value. As of the annual impairment testing date in 2021, we completed a qualitative analysis for the Origination reporting unit and we determined that there were no factors that would indicate the need to perform the quantitative goodwill test.
We did not recognize any goodwill impairment during the years ended December 31, 2022 and 2021.
Contingent Liabilities Due to Acquisitions
The fair value of our contingent liabilities due to acquisitions was $0.5 million and $59.5 million at December 31, 2022 and 2021, respectively. We reduced the earn-out liability for RMS to zero during 2022 and recorded $0.5 million for the contingent earn-out related to the acquisition of Inlanta. The percentage of contingent liabilities due to acquisitions was not material to our total liabilities or total stockholders' equity for the years ended December 31, 2022 and 2021.
Contingent liabilities due to acquisitions are classified within Level Three of the valuation hierarchy. The fair value of the contingent liabilities due to acquisitions in connection with our acquisitions were initially determined as of the acquisition dates using unobservable inputs. These inputs included the estimated amount and timing of future cash flows, the probability of success (achievement of the various contingent events) and a risk-adjusted discount rate to adjust the probability-weighted cash flows to their present value. Subsequent to the acquisition dates, at each reporting period, the contingent liabilities due to acquisitions will be re-measured with changes recorded in general and administrative expense in the Consolidated Statements of Income. We may engage third-party valuation firms to provide assistance in valuing certain contingent liabilities due to acquisitions. See Note 3, Acquisitions to the consolidated financial statements included in Part II, Item 8 for additional information.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guild Holdings Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Fair value of Mortgage Servicing Rights

As discussed in Notes 1, 2 and 7 to the consolidated financial statements, the fair value of the Company’s Mortgage Servicing Rights (MSRs) as of December 31, 2022 is $1.1 billion. The Company recognizes MSRs when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option with the changes in fair value being recorded in current period income. To determine the fair value of the MSR when created, the Company uses a third-party valuation firm and its valuation model that calculates the present value of future cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, float value, the inflation rate, estimated prepayment speeds, and default rates. These estimated cash flows are present valued using a discount rate which is reflective of the servicer’s required return on capital in addition to a premium for market liquidity, funding cost, and operational risk.

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

To address this critical audit matter, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to develop the fair value of the MSRs by testing certain sources of data and assumptions. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

■assessing the design of the valuation model used to estimate the fair value of the MSRs in accordance with relevant U.S. generally accepted accounting principles
■evaluating the Company’s fair value of the MSRs by benchmarking the value against industry surveys and by performing trend analyses with market data
■assessing the key assumptions by benchmarking against ranges obtained from comparable entities and industry surveys
■determining an independent fair value range and evaluating the Company’s MSR value against that range.

Goodwill Impairment Assessment of Origination Reporting Unit

As discussed in Note 10 to the consolidated financial statements, the carrying value of goodwill as of December 31, 2022 was $176.8 million, all of which related to the Origination reporting unit. The Company performs a goodwill impairment assessment on an annual basis during the fourth quarter of each fiscal year and whenever circumstances or other events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2022, the Company performed a quantitative assessment for its impairment evaluation and determined that goodwill was not impaired. The Company performed a quantitative analysis to estimate the fair value of its Origination reporting unit.

We identified the evaluation of the fair value of the Origination reporting unit in the Company’s annual goodwill impairment assessment as a critical audit matter. A high degree of subjective auditor judgment was involved in evaluating certain assumptions used in the Company’s estimate of the fair value of the Origination reporting unit and in evaluating the implied control premium. Specifically, the discount rate and the selection of market multiples were challenging to evaluate and were more sensitive to variation. Additionally, the audit effort associated with these assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of the Origination reporting unit in the annual goodwill impairment assessment, including controls over the development of the discount rate and the selection of market multiples. We involved valuation professionals with specialized skill and knowledge who assisted in:

■developing an estimate of the Origination reporting unit’s fair value using independently determined assumptions, including a discount rate that was developed using publicly available market data and company-specific factors and market multiples based on comparable data from peer companies
■comparing the results of our independent estimate of fair value to the carrying value of the Origination reporting unit
■performing a reconciliation of the estimated fair value of the Company to its market capitalization as of the measurement date and evaluating the implied control premium.
/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Los Angeles, California
March 10, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Guild Holdings Company:

Opinion on Internal Control Over Financial Reporting

We have audited Guild Holdings Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 10, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Los Angeles, California
March 10, 2023

GUILD HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$137,891	$243,108
Restricted cash	8,863	5,012
Mortgage loans held for sale	845,775	2,204,216
Ginnie Mae loans subject to repurchase right	650,179	728,978
Accounts and interest receivable	58,304	68,359
Derivative assets	3,120	27,961
Mortgage servicing rights, net	1,139,539	675,340
Intangible assets, net	33,075	41,025
Goodwill	176,769	175,144
Other assets	186,076	214,061
Total assets	$3,239,591	$4,383,204
Liabilities and stockholders’ equity
Warehouse lines of credit	$713,151	$1,927,478
Notes payable	126,250	250,227
Ginnie Mae loans subject to repurchase right	650,179	729,260
Accounts payable and accrued expenses	34,095	56,836
Accrued compensation and benefits	29,597	75,079
Investor reserves	16,094	18,437
Contingent liabilities due to acquisitions	526	59,500
Derivative liabilities	5,173	2,079
Operating lease liabilities	85,977	97,836
Note due to related party	530	2,614
Deferred compensation plan	95,769	101,600
Deferred tax liabilities	232,963	142,245
Total liabilities	1,990,304	3,463,191
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,583,130 and 20,723,912 shares issued and outstanding at December 31, 2022 and 2021, respectively	206	207
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at December 31, 2022 and 2021	403	403
Additional paid-in capital	42,727	42,175
Retained earnings	1,205,885	877,194
Non-controlling interest	66	34
Total stockholders’ equity	1,249,287	920,013
Total liabilities and stockholders’ equity	$3,239,591	$4,383,204
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue
Loan origination fees and gain on sale of loans, net	$703,674	$1,480,516
Loan servicing and other fees	223,403	194,759
Valuation adjustment of mortgage servicing rights	217,551	(101,572)
Interest income	68,144	64,110
Interest expense	(49,240)	(61,590)
Other income, net	1,289	87
Net revenue	1,164,821	1,576,310
Expenses
Salaries, incentive compensation and benefits	619,185	1,019,790
General and administrative	38,085	91,291
Occupancy, equipment and communication	71,707	67,328
Depreciation and amortization	15,525	11,488
Provision for (reversal of) foreclosure losses	300	(518)
Total expenses	744,802	1,189,379
Income before income tax expense	420,019	386,931
Income tax expense	91,389	103,149
Net income	328,630	283,782
Net income attributable to non-controlling interest	32	9
Net income attributable to Guild	$328,598	$283,773

Net income per share attributable to Class A and Class B Common Stock:
Basic	$5.39	$4.69
Diluted	$5.35	$4.67
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,981	60,511
Diluted	61,379	60,825
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2020	19,666,981	$197	40,333,019	$403	$18,035	$717,357	$—	$735,992
Dividends paid on Class A and Class B common stock ($2.00 per share)	—	—	—	—	—	(121,057)	—	(121,057)
Dividend equivalents on unvested restricted stock units, net of forfeitures	—	—	—	—	2,879	(2,879)	—	—
Issuance of Class A shares for acquisition of RMS	996,644	10	—	—	15,279	—	—	15,289
Vesting of restricted stock units	60,287	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,982	—	—	5,982
Non-controlling interest contributions	—	—	—	—	—	—	25	25
Net income	—	—	—	—	—	283,773	9	283,782
Balance at December 31, 2021	20,723,912	$207	40,333,019	$403	$42,175	$877,194	$34	$920,013
Stock-based compensation	—	—	—	—	7,322	—	—	7,322
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(93)	93	—	—
Vesting of restricted stock units	520,142	5	—	—	(5)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(117,060)	(1)	—	—	(1,096)	—	—	(1,097)
Repurchase and retirement of Class A common stock	(543,864)	(5)	—	—	(5,576)	—	—	(5,581)
Net income	—	—	—	—	—	328,598	32	328,630
Balance at December 31, 2022	20,583,130	$206	40,333,019	$403	$42,727	$1,205,885	$66	$1,249,287
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$328,630	$283,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,525	11,488
Valuation adjustment of mortgage servicing rights	(217,551)	101,572
Valuation adjustment of mortgage loans held for sale	44,561	67,773
Unrealized loss on derivatives	27,936	82,668
Amortization of right-of-use assets	15,972	21,705
Provision for investor reserves	6,876	10,089
Provision for (reversal of) foreclosure losses	300	(518)
Valuation adjustment of contingent liabilities due to acquisitions	(45,075)	4,957
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(528,243)	(1,289,465)
Deferred income taxes	90,718	36,644
Other	(6,171)	4,473
Benefit from investor reserves	(9,219)	(7,694)
Foreclosure loss reserve	(1,957)	(1,529)
Stock-based compensation	7,322	5,982
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(19,220,547)	(37,178,171)
Proceeds on sale of and payments from mortgage loans held for sale	21,062,670	39,029,444
Accounts and interest receivable	12,288	(21,819)
Other assets	(5,172)	(19,457)
Mortgage servicing rights	(246,648)	(325,099)
Accounts payable and accrued expenses	(22,742)	437
Accrued compensation and benefits	(45,482)	(42,862)
Income taxes	14,475	(54,260)
Contingent liability payments	(7,125)	(27,507)
Operating lease liabilities	(16,008)	(18,839)
Deferred compensation plan liability	4,377	6,494
Real estate owned, net	(117)	171
Net cash provided by operating activities	1,259,593	680,459
Cash flows from investing activities
Acquisition of business, net of cash acquired	(3,500)	(100,233)
Proceeds from the sale of property and equipment	183	178
Purchases of property and equipment	(3,861)	(4,605)
Net cash used in investing activities	(7,178)	(104,660)
Cash flows from financing activities
Borrowings on warehouse lines of credit	18,892,553	38,002,230
Repayments on warehouse lines of credit	(20,106,295)	(38,650,452)
Borrowings on MSR notes payable	20,000	108,500
Repayments on MSR notes payable	(143,750)	(4,250)
Contingent liability payments	(7,300)	—
Net change in notes payable	(2,311)	(2,308)

Taxes paid related to net share settlement of equity awards	(1,097)	—
Repurchases of Class A common stock	(5,581)	—
Contribution from non-controlling interest	—	25
Dividends paid	—	(121,057)
Net cash used in financing activities	(1,353,781)	(667,312)
Decrease in cash, cash equivalents and restricted cash	(101,366)	(91,513)
Cash, cash equivalents and restricted cash, beginning of year	248,120	339,633
Cash, cash equivalents and restricted cash, end of year	$146,754	$248,120
Supplemental information
Cash paid for interest, net	$30,218	$46,326
Cash paid for income taxes, net of refunds	$(14,028)	$120,748
Supplemental disclosure of non-cash investing activities:
Measurement period adjustment to goodwill	$(1,710)	$—
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except as otherwise indicated)
NOTE 1 - BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES
Organization
Guild Holdings Company, including its consolidated subsidiaries (collectively, “Guild” or the “Company”) was incorporated in Delaware on August 11, 2020 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock and other related transactions in order to carry on the business of Guild Mortgage Company LLC (“GMC”) and its wholly owned subsidiaries. GMC was incorporated in California on August 10, 1960 and in October of 2020 was converted to a California limited liability company. On October 21, 2020 Guild completed its IPO.
The Company originates, sells, and services residential mortgage loans. The Company operates approximately 270 branches with licenses in 49 states and the District of Columbia. The Company’s residential mortgage originations are generated in 49 states from two channels of business: retail and correspondent. For the year ended December 31, 2022 the channel production was as follows: retail 96.0% and correspondent 4.0%. For the year ended December 31, 2021, the channel production was as follows: retail 97.1% and correspondent 2.9%.
The Company is certified with the United States Department of Housing and Urban Development (“HUD”) and the Department of Veterans Affairs (“VA”) and operates as a Federal Housing Administration (“FHA”) non-supervised lender. In addition, the Company is an approved issuer with the Government National Mortgage Association (“GNMA” or "Ginnie Mae"), as well as an approved seller and servicer with the Federal National Mortgage Association (“FNMA” or "Fannie Mae"), the Federal Home Loan Mortgage Corporation (“FHLMC” or "Freddie Mac") and the United States Department of Agriculture Rural Development (“USDA”).
Properties securing the mortgage loans in the Company’s servicing portfolio are geographically dispersed throughout the United States; however, at December 31, 2022, approximately 13.0% of such properties were located in California, 10.3% were located in Washington, and 10.2% were located in Texas. At December 31, 2021, approximately 13.9% of such properties were located in California, 10.9% were located in Washington, and 10.3% were located in Texas. Similarly, loan production in California, Washington and Texas represented 10.8%, 10.5%, and 8.8%, respectively, of the Company’s total loan production in 2022. For the year ended December 31, 2021, California, Washington and Oregon represented 15.6%, 13.4%, and 8.8%, respectively, of the Company’s total loan production.
Principles of Consolidation
The Company's consolidated financial statements include the accounts of the Company, GMC, and their consolidated subsidiaries and those variable interest entities ("VIE") of which the Company is the primary beneficiary.
Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Company's investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the Company's business activities and the business activities of the other investors.
The Company consolidates one VIE. At December 31, 2022, the VIE had minimal assets and liabilities.
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
Revenue Recognition
Loan origination fees and gain on sale of loans, net — loan origination fees and gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium the Company receives in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and mortgage loans held for sale, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments (“IRLCs”), and (6) the fair value of originated mortgage servicing rights (“MSRs”). An estimate of the gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings. Included in gain on sale of loans, net is the fair value of originated MSRs, which represents the estimated fair value of MSRs related to loans which the Company has sold and retained the right to service. See Note 1 sections; Mortgage Loans Held for Sale, Mortgage Servicing Rights and Derivative Instruments, for more information related to fair value measurements of mortgage loans held for sale, the gain/(loss) on changes in the fair value of MSRs and the gain/(loss) on changes in the fair value of IRLCs, respectively. At December 31, 2022 and 2021, loan origination fees and gain on sale of loans were net of direct expenses of $138,254 and $252,302, respectively.
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
Interest income — interest income includes interest earned on mortgage loans held for sale.
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
The following table summarizes the Company’s cash, cash equivalents and restricted cash at December 31, 2022 and 2021:

	2022	2021
Cash and cash equivalents	$137,891	$243,108
Restricted cash	8,863	5,012
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$146,754	$248,120
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
The Company estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an individual loan basis and aggregated (see Note 2 — Fair Value Measurements). Changes in the fair value of mortgage loans are recognized in current period income and are included in loan origination fees and gain on sale of loans, net. Fair value for mortgage loans covered by investor commitments is based on commitment prices. Fair value for uncommitted loans is based on current delivery prices. In accordance with ASC 825-10, the Company immediately recognizes loan origination fees, net of direct loan origination costs associated with these loans.
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
Derivative Instruments
The Company enters into IRLCs, forward commitments to sell mortgage loans and to be announced mortgage-backed securities which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments qualify for designation as accounting hedges.
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
Forward commitments include to be announced mortgage-backed securities that have been aggregated at the counterparty level for presentation and disclosure purposes. Counterparty agreements contain a legal right to offset amounts due to and from the same counterparty under legally enforceable master netting agreements to settle with the same counterparty, on a net basis, as well as the right to obtain cash collateral.

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
Goodwill
Goodwill is recorded at fair value and is tested for potential impairment at least annually. The Company performs its annual goodwill impairment analysis as of October 1 or more frequently if events and circumstances indicate that the carrying value may not be recoverable.
The Company’s goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. Qualitative factors include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity and reporting-unit specific considerations. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than the carrying amount, or if significant adverse changes in the Company's future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. A quantitative assessment for impairment requires the Company to use significant judgment and estimates, including, but not limited to, estimates of future cash flows, revenue growth rates, operating margins, and a discount rate. Such estimates are based upon assumptions which are inherently uncertain and unpredictable.
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
If an arrangement is determined to be a lease, the Company recognizes a right-of-use ("ROU") asset and a corresponding operating lease liability in its Consolidated Balance Sheet based on the present value of lease payments over the expected lease term, except leases with initial terms of 12 months or less. Lease payments may include fixed rent escalation clauses or payments that depend on an index or a rate (such as the consumer price index) measured using the index or applicable rate at lease commencement. Subsequent changes in the index or rate and any other variable payments, such as market-rate base rent adjustments, are recognized as variable lease expense in the period incurred. To determine the present value of lease payments, the Company uses its incremental borrowing rate, as the leases generally do not have a readily determinable implicit discount rate. The Company applies judgement in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral and the economic environment in determining the lease-specific incremental borrowing rate. The ROU assets are also adjusted for any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives.
The Company’s leases generally include a non-lease component representing additional services transferred to the Company, such as common area maintenance for real estate. The Company accounts for lease and non-lease components in its contracts as a single lease component for all asset classes. The non-lease components are usually variable in nature and recorded in variable lease expense in the period incurred.
The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments which are recognized as incurred. Short-term lease cost represents payments for leases with a lease term of 12 months or less, excluding leases with a term of one month or less.
Real Estate Owned
There are two types of REO properties held by the Company. The first is considered a traditional REO where the Company owns, markets, and sells the property. At the time of foreclosure, other real estate owned is recorded at the asset’s fair value less selling costs, which becomes the property’s new basis. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less selling costs. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are expensed as incurred. At December 31, 2022 and 2021, the Company had $0.3 million and $0.2 million of traditional REOs, respectively.
The second type is foreclosed real estate securing GNMA loans in process of conveyance to HUD but insured by the FHA, where the Company is the controller of the deed for a period of time. For GNMA loans, the property becomes REO if not sold to a third party at its foreclosure sale. Both principal and debenture rate interest for government insured loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA. This is valued at the UPB of the loan, which is considered to be fair value, as HUD reimburses the Company for the UPB plus debenture rate interest and fees. The Company reserves for unreimbursed interest in excess of the debenture rate and fees as part of the foreclosure loss reserve. REO property valued at $0.3 million at December 31, 2021 was conveyed to HUD during 2022 and the Company held no such REO property at December 31, 2022.
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
Advertising
Advertising is expensed as incurred and amounted to $11.4 million and $12.9 million for the years ended December 31, 2022 and 2021, respectively, and is included within general and administrative expenses in the Consolidated Statements of Income.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock units (“RSUs”) is based on the value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur and reverses previously recognized expense for the unvested portion of the forfeited shares. Stock-based compensation is included in salaries, incentive compensation and benefits in the Consolidated Statements of Income. See Note 16 for additional information.
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
In conjunction with the payment of Guild's dividends, Guild issued 193,130 DEUs to holders of RSUs. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and a credit to additional paid-in capital in the Consolidated Balance Sheets.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Consolidated Balance Sheets. These accounts totaled $0.6 billion and $1.1 billion at December 31, 2022 and 2021, respectively.
Risks and Uncertainties
In the normal course of business, companies in the mortgage banking industry encounter certain economic, liquidity, and regulatory risks.
Economic risk includes interest rate risk and credit risk.
Interest rate risk
The Company’s mortgage loans held for sale, commitments to originate loans, and mortgage servicing rights are subject to interest rate risk. For mortgage loans held for sale and commitments to originate loans, to the extent that a rising interest rate environment exists, the Company may experience a decrease in loan production and decreases in value, which may negatively impact the Company’s operations. To mitigate this risk, the Company uses hedging strategies designed to ensure any fluctuations in rates would not have a material impact on the Company’s financial position. For the Company’s mortgage servicing rights, the fair value generally decreases in periods where interest rates are declining and as prepayments speeds are increasing. The fair value generally increases in periods where interest rates are increasing and as prepayments speeds are decreasing. For the years ended December 31, 2022 and 2021, the Company experienced an increase and a decrease, respectively, in the valuation of its MSR portfolio. Since the Company also has a large origination platform the Company believes it was able to mitigate this risk by recapturing a significant portion of the runoff through refinances.
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
The Company is also subject to counterparty credit risk in the event of contractual nonperformance by its trading counterparties to its various over-the-counter derivative financial instruments. The Company manages this credit risk by selecting only counterparties that it believes to be financially strong, spreading the credit risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2022 and 2021.
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
Recent Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules from December 31, 2022 to December 21, 2024. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company is in the process of transitioning its funding facilities and financing facilities that utilize LIBOR as the reference rate. For contracts to which ASC Topic 470, Debt applies, the Company has applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. Of the contracts that have been adjusted for the new reference rate, there has not been a material impact on the consolidated financial statements. The Company expects to amend the remaining borrowings before the July 1, 2023 LIBOR cessation date.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At December 31, 2022 and 2021, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
Trading Securities — Trading securities are classified within Level One of the valuation hierarchy. Valuation is based upon quoted prices for identical instruments traded in active markets. Level One trading securities include securities traded on active exchange markets, such as the New York Stock Exchange. Trading securities are included within other assets in the Consolidated Balance Sheets.
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of December 31, 2022 and 2021, was 93.4% and 91.5%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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
Mortgage Servicing Rights — MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the lack of an active market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, costs to service and other economic factors. The Company obtains valuations from an independent third party on a monthly basis, and records an adjustment based on this third-party valuation. See Note 7 for additional information on the Company's MSRs.
Investment in Warrants — The Company was a party to a joint marketing agreement with a private independent insurance carrier whereby the Company marketed their products and submitted leads for borrowers needing insurance. In connection with satisfying the conditions set forth under such agreement, the Company received warrants that may be exercised to purchase shares of common stock of the private company. The Company’s equity investment in the warrants is carried at its estimated fair value, which was determined using the price per share paid by an investor in an equity sale transaction completed by the private company, resulting in a Level Three classification. The warrants are exercisable until June 2025. The Company’s investment in the warrants will be revalued at each balance sheet date with changes in the fair value reported in other income, net in the Consolidated Statements of Income each reporting period. The Company's investment in warrants is included within other assets in the Consolidated Balance Sheets.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At December 31, 2022 and 2021, the range of the risk adjusted discount rate was 14.5% - 25.0%, with a median of 15.0%, and 15.0% - 19.5%, with a median of 19.1%, respectively. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$96	$—	$—	$96
Derivative
Forward delivery commitments	—	1,602	—	1,602
Interest rate lock commitments	—	—	1,518	1,518
Mortgage loans held for sale	—	845,775	—	845,775
Mortgage servicing rights	—	—	1,139,539	1,139,539
Investment in warrants			961	961
Total assets at fair value	$96	$847,377	$1,142,018	$1,989,491
Liabilities:
Derivative
Forward commitments and best efforts sales commitments	$—	$5,173	$—	$5,173
Contingent liabilities due to acquisitions	—	—	526	526
Total liabilities at fair value	$—	$5,173	$526	$5,699
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$107	$—	$—	$107
Derivative
Forward delivery commitments	—	5,842	—	5,842
Interest rate lock commitments	—	—	22,119	22,119
Mortgage loans held for sale	—	2,204,216	—	2,204,216
Mortgage servicing rights	—	—	675,340	675,340
Total assets at fair value	$107	$2,210,058	$697,459	$2,907,624
Liabilities:
Derivative
Forward delivery commitments	$—	$2,079	$—	$2,079
Contingent liabilities due to acquisitions	—	—	59,500	59,500
Total liabilities at fair value	$—	$2,079	$59,500	$61,579

The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the years ended:

	IRLCs	Contingent Liabilities
Balance at December 31, 2020	$130,338	$18,094
Net transfers and revaluation losses	(108,219)	—
Payments	—	(27,507)
Additions	—	63,956
Valuation adjustments	—	4,957
Balance at December 31, 2021	$22,119	$59,500
Net transfers and revaluation losses	(20,601)	—
Payments	—	(14,425)
Additions	—	526
Valuation adjustments	—	(45,075)
Balance at December 31, 2022	$1,518	$526
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the years ended December 31, 2022 and 2021.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At December 31, 2022 and 2021, the Company had the following financial assets measured at fair value on a non-recurring basis:
Ginnie Mae Loans subject to Repurchase Right — GNMA securitization programs allow servicers to buy back individual delinquent mortgage loans from the securitized loan pool once certain conditions are met. If a borrower makes no payment for three consecutive months, the servicer has the option to repurchase the delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. Under ASC 860, Transfers and Servicing, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. The Company records these assets and liabilities at their fair value, which is determined to be the remaining UPB. The Company’s future expected realizable cash flows are the cash payments of the remaining UPB whether paid by the borrower or reimbursed through a claim filed with HUD. The Company considers the fair value of these assets and liabilities to fall into the Level Two bucket in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets' and liabilities' lives.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total assets at fair value	$—	$650,179	$—	$650,179
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total liabilities at fair value	$—	$650,179	$—	$650,179

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$728,978	$—	$728,978
Total assets at fair value	$—	$728,978	$—	$728,978
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$729,260	$—	$729,260
Total liabilities at fair value	$—	$729,260	$—	$729,260
Fair Value Option
The following is the estimated fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at December 31, 2022	$845,775	$868,833	$(23,058)
Balance at December 31, 2021	$2,204,216	$2,184,326	$19,890
_______________________________
(1)Represents the amount of gains (losses) included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.
NOTE 3 - ACQUISITIONS
Inlanta Mortgage, Inc.
On December 12, 2022, the Company acquired certain assets of Inlanta Mortgage, Inc. (“Inlanta”) under the terms of an asset purchase agreement to expand the Company’s operations in the Midwest region. The total fair value of consideration transferred was $4.0 million, which consisted of $3.5 million of cash and the fair value of contingent consideration of $0.5 million.
Inlanta is entitled to earn-out payments based on certain performance criteria for three years. The fair value of the earn-out payments on the acquisition date was zero. The earn-out payments are subject to a clawback amount during the three-year earn-out period. Inlanta is also entitled to a one-time volume override cash payment due in 2024, which was valued at $0.5 million on the acquisition date.
The acquisition has been accounted for as a business combination, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Inlanta acquired in connection with the acquisition based on their preliminary fair values and are subject to change during the measurement period. Of the $4.0 million purchase price, we allocated $0.7 million to net assets and $3.3 million to goodwill. The goodwill resulting from the purchase price allocation reflects the expected synergistic benefits of expanding the Company's geographic locations and the existing workforce. The acquired goodwill was allocated to the Origination segment and is deductible for tax purposes.
The results of Inlanta are included in the Company’s consolidated financial statements since the date of the acquisition and did not have a material impact on the Company’s consolidated financial statements and related disclosures. Transaction costs associated with this transaction were not material and were expensed as incurred within general and administrative expenses in the Consolidated Statements of Income.
Residential Mortgage Services Holdings, Inc.
On July 1, 2021, the Company completed the acquisition of Residential Mortgage Services Holdings, Inc. ("RMS"). RMS is an independent retail mortgage lender focused in the Northeast. This strategic acquisition expanded Guild’s presence in this region and added experienced loan officers to Guild’s sales force.
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
Goodwill was primarily attributable to the assembled workforce and future growth expected after the acquisition date and will not be deductible for income tax purposes. Goodwill recognized was assigned to the Company's Origination segment. Transaction costs associated with the RMS acquisition were approximately $5.2 million and were expensed as incurred within general and administrative expenses in the Consolidated Statements of Income.
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
RMS' net revenues were $104.6 million and net income was $12.8 million from the date of the acquisition through December 31, 2021. The acquisition of RMS has been fully integrated with the Company's existing operations; therefore, revenues and net income are not available for the year ended December 31, 2022.
The following table presents the unaudited pro forma information assuming the acquisition of RMS occurred on January 1, 2021. The unaudited pro forma results reflect after-tax adjustments for amortization of acquired intangible assets and other immaterial adjustments for the effects of purchase accounting. The unaudited pro forma information is presented for information purposes only, and is not necessarily indicative of future operations or results had the acquisition been completed as of January 1, 2021:

Year Ended December 31, 2021
Net revenues	$1,721,597
Net income	$307,854
The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma net revenues and net income.
NOTE 4 - ACCOUNTS AND INTEREST RECEIVABLE
Accounts and interest receivable consisted of the following at December 31, 2022 and 2021:

	2022	2021
Trust advances	$44,164	$43,660
Foreclosure advances, net	12,320	19,311
Receivables related to loan sales	562	3,043
Other	1,258	2,345
Total accounts and interest receivable	$58,304	$68,359
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Balance — beginning of year	$10,355	$12,402
Utilization of foreclosure reserve	(1,957)	(1,529)
Provision for (reversal of) foreclosure losses	300	(518)
Balance — end of year	$8,698	$10,355

NOTE 5 - OTHER ASSETS
Other assets consisted of the following at December 31, 2022 and 2021:

	2022	2021
Prepaid expenses	$31,499	$32,900
Company owned life insurance	37,871	38,824
Property and equipment, net	12,118	15,834
Right-of-use assets	74,660	86,484
Income tax receivable	26,531	39,295
Real estate owned	306	471
Land	2,034	146
Trading securities	96	107
Investment in warrants	961	—
Total other assets	$186,076	$214,061
Property and equipment, net consisted of the following at December 31, 2022 and 2021:

	2022	2021
Computer equipment	$29,447	$30,355
Furniture and equipment	25,072	25,833
Leasehold improvements	18,713	16,214
Internal-use software in production	772	1,548
Internal-use software	10,357	8,557
Property and equipment, gross	84,361	82,507
Accumulated depreciation	(72,243)	(66,673)
Property and equipment, net	$12,118	$15,834
Depreciation and amortization expense for property and equipment was $7.6 million and $7.5 million for the years ended December 31, 2022 and 2021, respectively.
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
Changes in the fair value of the Company's derivative financial instruments are as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Unrealized hedging losses	$(27,936)	$(82,668)
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at December 31, 2022 and 2021:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2022
IRLCs	$810,514	$1,518	$—
Forward delivery commitments and best efforts sales commitments	$1,127,154	$1,602	$5,173
Balance at December 31, 2021
IRLCs	$2,388,097	$22,119	$—
Forward delivery commitments and best efforts sales commitments	$3,217,162	$5,842	$2,079
The Company had an additional $256.3 million and $654.0 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at December 31, 2022 and 2021, respectively. The Company also had $470.8 million and $767.5 million in closed hedge instruments not yet settled at December 31, 2022 and 2021, respectively. See Note 2 for fair value disclosure of the derivative instruments.
The following table presents the quantitative information about IRLCs and the fair value measurements as of December 31, 2022 and 2021:

	2022	2021
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (93.4%)	0% - 100% (91.5%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2022 and 2021.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
December 31, 2022
Forward delivery commitments	$1,887	$(285)	$1,602
Total assets	$1,887	$(285)	$1,602

Forward delivery commitments and best efforts sales commitments	$(11,399)	$4,959	$(6,440)
Margin calls	1,267	—	1,267
Total liabilities	$(10,132)	$4,959	$(5,173)

December 31, 2021
Forward delivery commitments	$7,541	$(1,699)	$5,842
Total assets	$7,541	$(1,699)	$5,842

Forward delivery commitments	$1,575	$(2,710)	$(1,135)
Best efforts sales commitments	(944)	—	(944)
Total liabilities	$631	$(2,710)	$(2,079)

NOTE 7 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Balance — beginning of year	$675,340	$446,998
MSRs originated and acquired through acquisitions	246,648	337,273
Sale of subserviced portfolio	—	(7,359)
Changes in fair value:
Due to collection/realization of cash flows	(83,390)	(150,954)
Due to changes in valuation model inputs or assumptions	300,941	49,382
Balance — end of year	$1,139,539	$675,340
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs as of December 31, 2022 and 2021:

	2022	2021
Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.7% (10.6%)	9.3% - 15.5% (9.9%)
Prepayment rate	6.6% - 28.6% (7.5%)	7.3% - 29.5% (13.6%)
Cost to service (per loan)	$66.7 - $330.4 ($92.0)	$71.9 - $247.6 ($91.4)
At December 31, 2022 and 2021, the MSRs had a weighted average life of approximately 8.5 years and 5.9 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Servicing fees from servicing portfolio	$218,734	$189,097
Late fees	5,825	5,429
Other ancillary servicing revenue, net	(1,156)	233
Total loan servicing and other fees	$223,403	$194,759

At December 31, 2022 and 2021, the UPB of mortgage loans serviced totaled $78.9 billion and $70.9 billion, respectively. Conforming conventional loans serviced by the Company are sold to FNMA or FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
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

The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at December 31, 2022 and 2021, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Mortgage servicing rights	$(36,298)	$(70,878)	$(50,392)	$(96,848)	$(11,880)	$(24,162)
December 31, 2021
Mortgage servicing rights	$(35,704)	$(69,207)	$(23,135)	$(45,139)	$(7,875)	$(16,288)
NOTE 8 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 is set forth below:

	2022	2021
Balance at the beginning of period	$2,204,216	$2,368,777
Origination of mortgage loans held for sale	19,220,547	37,178,171
Proceeds on sale of and payments from mortgage loans held for sale	(21,062,670)	(39,029,444)
Mortgage loans acquired (see Note 3)	—	465,020
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	528,243	1,289,465
Valuation adjustment of mortgage loans held for sale	(44,561)	(67,773)
Balance at the end of period	$845,775	$2,204,216
At December 31, 2022, mortgage loans held for sale included UPB of the underlying loans of $868.8 million and had a fair value of $845.8 million. At December 31, 2021, mortgage loans held for sale included UPB of the underlying loans of $2.2 billion and had a fair value of $2.2 billion.
NOTE 9 - LEASES
The Company leases office space under operating lease agreements that have initial terms ranging from 1 to 12 years. Some leases include one or more options to exercise renewal terms, generally at the Company's sole discretion, that can extend the lease term. Certain leases contain rights to terminate whereby those termination options are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
All leases recognized in the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021 are classified as operating leases, which include leases related to the asset classes reflected in the table below. ROU assets are included in other assets in the Company's Consolidated Balance Sheets.

	2022	2021
Office leases	$74,603	$86,231
Equipment	57	253
Total right-of-use assets	$74,660	$86,484

Office leases	$85,892	$97,551
Equipment	85	285
Total lease liability	$85,977	$97,836

The following table summarizes the components of the Company's gross operating lease costs incurred during the years ended December 31, 2022 and 2021:

	2022	2021
Operating lease cost	$26,085	$25,311
Short-term lease cost	3,374	2,334
Variable lease cost	4,664	3,821
Total lease cost	$34,123	$31,466
The weighted-average lease term and discount rate used are as follows:

	December 31,
	2022	2021
Weighted-average lease term (years)	5.7	6.1
Weighted-average discount rate	4.0%	3.8%
The following table summarizes supplemental cash flow information related to operating leases:

	2022	2021
Cash paid for operating leases	$15,972	$21,705
Right-of-use assets obtained in exchange for new operating lease obligations	$16,008	$18,839
Minimum future commitments by year for the Company's long-term operating leases as of December 31, 2022 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized in the balance sheet as follows:

Amount
2023	$23,646
2024	18,021
2025	13,506
2026	10,135
2027	8,538
Thereafter	22,250
Total future minimum lease payments	$96,096
Less: imputed interest	(10,119)
Total lease liabilities	$85,977
NOTE 10 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

Balance at December 31, 2020	$62,834
Goodwill acquired (see Note 3)	112,310
Balance at December 31, 2021	$175,144
Measurement period adjustment(1)	(1,710)
Goodwill acquired (see Note 3)	3,335
Balance at December 31, 2022	$176,769
______________________________
(1)The Company recorded a measurement period adjustment that included a decrease to goodwill of $1.7 million and an increase to income tax receivable of $1.7 million. This adjustment did not impact the Company's statements of income.
During the fourth quarter of 2022, the Company performed its annual impairment test. Due to the Company's Origination unit recognizing a net loss during the fourth quarter, the Company performed a quantitative assessment for its Origination reporting unit, the only reporting unit with a goodwill balance. The quantitative assessment concluded the fair value of the Company's Origination reporting unit was in excess of its carrying value and no impairment was recognized. No impairment charge was recorded in 2021.

Intangible Assets
The following table presents the Company's intangible assets, net as of December 31, 2022:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Referral network	$42,300	$10,575	$31,725	4.2
Non-compete agreements	2,700	1,350	1,350	0.1
	$45,000	$11,925	$33,075	4.3
Amortization expense related to intangible assets was $8.0 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows:

Amount
2023	$7,950
2024	7,500
2025	7,050
2026	7,050
2027	3,525
$33,075
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
The activity of the investor reserves was as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Balance — beginning of year	$18,437	$14,535
Benefit from investor reserves	(9,219)	(7,694)
Investor reserves acquired from RMS	—	1,507
Provision for investor reserves charged to operations	6,876	10,089
Balance — end of year	$16,094	$18,437

NOTE 12 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at December 31, 2022 and 2021. Changes subsequent to December 31, 2022 have been described in the notes referenced with the below table.

	Maturity as of December 31, 2022	2022	2021
$600 million master repurchase facility agreement(1)	January 2023	$47,565	$472,646
$150 million master repurchase facility agreement(2)	August 2023	10,848	147,750
$300 million master repurchase facility agreement(3)	March 2023	189,512	295,444
$200 million master repurchase facility agreement(4)	May 2023	110,605	146,182
$200 million master repurchase facility agreement(5)	September 2023	16,131	133,772
$400 million master repurchase facility agreement(6)	June 2023	81,353	377,416
$100 million master repurchase facility agreement(7)	April 2023	56,237	117,935
$50 million master repurchase facility agreement(8)	N/A	—	136,173
$75 million master repurchase facility agreement(9)	March 2025	40,096	33,452
$200 million master repurchase facility agreement(10)	N/A	—	26,947
$200 million master repurchase facility agreement(11)	N/A	162,454	35,099
$75 million master repurchase facility agreement(12)	N/A	—	5,727
		714,801	1,928,543
Prepaid commitment fees		(1,650)	(1,065)
Net warehouse lines of credit		$713,151	$1,927,478
______________________________
(1)The variable interest rate is calculated using a base rate tied to the Secured Overnight Financing Rate ("SOFR"). Subsequent to December 31, 2022, this facility was reduced to $345.0 million and the agreement was amended to extend the maturity date to January 2024.
(2)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000.
(3)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility requires a minimum deposit to $1.5 million.
(4)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 0.25% plus the applicable interest rate margin.
(5)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.40%, plus the applicable interest rate margin.
(6)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.50%, plus the applicable interest rate margin. Subsequent to December 31, 2022, this facility was reduced to $300.0 million.
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
The weighted average interest rate for warehouse lines of credit was 3.3% and 2.4% at December 31, 2022 and 2021, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $50.7 million and $46.7 million in its warehouse buy down accounts as offsets to certain lines of credit at December 31, 2022 and 2021, respectively.

The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At December 31, 2022 and 2021, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” ("ASAP"). The Company can elect to assign FNMA Mortgage Backed Security ("MBS") trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of December 31, 2022 and 2021.
NOTE 13 - NOTES PAYABLE
Revolving Notes
In January 2014, the Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a maximum committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to $200.0 million. In August 2022, the Company amended and restated the agreement to extend the expiration date of the revolving notes to August 2027. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At December 31, 2022 and 2021, the Company had $20.0 million and $60.0 million, respectively, in outstanding borrowings on this credit facility.
In July 2017, the Company entered into an agreement for a revolving note of up to $25.0 million from one of its warehouse banks, which it can draw upon as needed and has renewed on an annual basis. In July 2020, the Company amended the agreement by extending the expiration date to July 2021 and increasing the revolving note up to $65.0 million. In July 2021, the Company amended the agreement by extending the expiration date to July 2022. In February 2022, the Company again amended the agreement and increased the revolving note up to $100.0 million. In June 2022, the Company further amended the agreement by extending the expiration date to June 2023. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 35% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At December 31, 2022 and 2021, the Company had no balance and $65.0 million, respectively, in outstanding borrowings on this credit facility.
Term Note
In January 2014, the Company entered into a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. In March 2021, the term note was amended and restated, at which time there was an outstanding amount of $76.5 million. The outstanding amount of $76.5 million was rolled into a new term note with a commitment of $125.0 million. The note allows for the committed amount to be increased to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures in March 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee on the average unused balance, which is also paid quarterly. At December 31, 2022 and 2021, the Company had an outstanding balance of $106.3 million and $125.0 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of December 31, 2022 are as follows:

2023	$25,000
2024	81,250
Total	$106,250

NOTE 14 - INCOME TAXES
The components of income tax expense were as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Current tax expense (benefit):
Federal	$(199)	$48,368
State	870	13,346
	$671	$61,714
Deferred tax expense:
Federal	$72,764	$31,568
State	17,954	9,867
	90,718	41,435
Income tax expense	$91,389	$103,149
The following table presents a reconciliation of the recorded income tax expense of continuing operations to the amount of taxes computed by applying the applicable federal statutory tax rate of 21.0% to income from continuing operations before income taxes, as of December 31, 2022 and 2021, respectively:

	2022		2021
	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$88,204	21.0%	$81,254	21.0%
State income taxes, net of federal tax benefit	16,297	3.9%	19,449	5.0%
Contingent consideration	(9,480)	(2.3)%	—	—%
Nondeductible compensation	(876)	(0.2)%	2,092	0.5%
Permanent items	(2,150)	(0.5)%	789	0.2%
Federal and state tax credits, net of federal tax benefit	(520)	(0.1)%	(648)	(0.2)%
Other, net	(86)	0.0%	213	0.2%
	$91,389	21.8%	$103,149	26.7%

The tax effects of significant temporary differences which gave rise to the Company’s deferred tax assets and liabilities are as follows at December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Investor reserves	$8,304	$8,979
Accrued compensation and benefits	3,695	3,249
Derivatives, net	515	—
Deferred compensation	16,519	16,522
Lease liability	21,551	24,727
Other accrued liabilities	—	195
R&D credit carryforwards	836	—
Net operating loss carryforwards	12,313	—
Capitalized research and experimental expenditures	4,259	—
Charitable contributions	135	—
Total deferred tax assets	$68,127	$53,672
Deferred tax liabilities:
Mortgage servicing rights	$(273,101)	$(160,966)
Intangible assets	(1,017)	(3,537)
Trading securities	(24)	(27)
Derivatives, net	—	(6,542)
Other accrued liabilities	(5,957)	—
Right-of-use assets	(19,424)	(22,642)
Property and equipment	(1,567)	(2,203)
Total deferred tax liabilities	(301,090)	(195,917)
Net deferred tax liabilities	$(232,963)	$(142,245)
At December 31, 2022, the Company has federal and state net operating loss ("NOL") carryforwards of approximately $50.1 million and $35.7 million, respectively. The federal NOL carryforwards can be carried forward indefinitely and can offset up to 80% of future taxable income each year. The state NOL carryforwards begin to expire in 2027.
At December 31, 2022, the Company has federal and state research tax credit carryforwards of approximately $0.5 million and $0.4 million, respectively. The federal research tax credit carryovers begin to expire in 2042 and the state tax credit carryovers do not expire and can be carried forward indefinitely until utilized.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities including the impact of available carryback and carryforward periods and projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. There are no valuation allowances on deferred tax assets as of December 31, 2022 or 2021.
The Company records interest related to unrecognized tax benefits in interest expense and records penalties as a component of income taxes. There are no unrecognized tax benefits as of December 31, 2022 or 2021, and there were no changes in unrecognized tax benefits during the year. The Company is required to analyze all open years, as defined by the statutes of limitations, for all major jurisdictions, which includes federal and state jurisdictions. The Company is no longer subject to federal examinations prior to 2019 tax year or for state examinations prior to 2018 tax year.
NOTE 15 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
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
The following table sets forth the components of basic and diluted earnings per share for the years ended December 31, 2022 and 2021:

	2022	2021
Net income attributable to Guild	$328,598	$283,773

Weighted-average shares outstanding, Class A Common Stock	20,648	20,178
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333
Weighted-average shares outstanding - basic	60,981	60,511

Add dilutive effects of non-vested shares of restricted stock - Class A	398	314
Weighted-average shares outstanding - diluted	61,379	60,825

Basic earnings per share:
Class A and Class B Common Stock	$5.39	$4.69
Diluted earnings per share:
Class A and Class B Common Stock	$5.35	$4.67
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
Restricted Stock Units
The Company issues RSUs, which represent the right to receive, upon vesting, one share of the Company’s Class A common stock. The number of potentially dilutive shares related to RSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the vesting period.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the next 24 months from such date. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During year ended December 31, 2022, the Company repurchased and subsequently retired 543,864 shares of the Company’s Class A common stock at an average purchase price of $10.56 per share. As of December 31, 2022, $14.4 million remains available for repurchase.

NOTE 16 - STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Incentive Plan
In October 2020, the Company’s stockholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”), which is administered by the Compensation Committee of the Board of Directors. The 2020 Plan reserves for issuance a total of 5.5 million shares of Class A common stock to the Company's officers, directors, employees or consultants eligible to receive awards under the 2020 Plan.
The 2020 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards or a combination of the foregoing, to employees, directors or consultants, provided that only employees may be granted incentive stock options.
As of December 31, 2022, there were approximately 3.3 million shares of Class A common stock available to be granted under the 2020 Plan. The 2020 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.
Restricted Stock Units
RSUs granted to employees generally vest 25% on the second and third anniversary of the grant and 50% on the fourth anniversary or ratably annually over a period of three years. RSUs granted to non-employee directors generally vest on the first anniversary of the grant. RSUs are authorized to settle in shares of the Company's Class A common stock.
The following table shows a summary of the unvested restricted stock under the 2020 Plan as of December 31, 2022 as well as activity during the year:

	Weighted Average
	Number of Shares	Grant Date Fair Value
Restricted stock awards, unvested, December 31, 2021	1,585,947	$14.95
Granted	689,476	9.23
Vested	(520,142)	13.96
Forfeited	(68,649)	13.48
Restricted stock awards, unvested, December 31, 2022	1,686,632	$12.78

Compensation costs recognized for these restricted stock grants were approximately $7.3 million and $6.0 million for the years ended December 31, 2022 and 2021, respectively. The income tax benefit recognized related to this expense was approximately $1.4 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $13.0 million of unrecognized compensation costs related to these restricted stock grants which we expect to recognize over the next 1.9 years.
Defined Contribution Plan
The Company has a 401(k) profit sharing plan covering substantially all employees. Employees may contribute amounts subject to certain Internal Revenue Service and plan limitations. The Company may make discretionary matching and nonelective contributions. Upon completion of the RMS acquisition on July 1, 2021, employees of RMS were eligible to participate in the Company's 401(k) plan or continue participating in RMS’ plan through December 31, 2022. The RMS plan was merged into the Company's plan in January 2023. For the years ended December 31, 2022 and 2021, the Company contributed $8.8 million and $10.2 million, respectively, for 401(k) contributions and related administrative expenses.
Deferred Compensation Plan
The Company has a deferred compensation plan for executives which was frozen effective December 31, 2007. Distribution of a participant’s vested balance is payable in a single lump sum upon death or disability, termination of employment, retirement after attaining age 65 (55 for participants who had an account balance in the plan as of May 1, 2001), or upon termination of the plan. Subsequent to December 31, 2022, the Company distributed cash payments of $5.8 million under this plan.
In 2017, the Company commenced a Non-Qualified Deferred Compensation Plan for certain highly compensated executives and employees that allows the participants to defer a portion of their earnings. Distribution of a participant’s vested balance is payable in a single lump sum upon death or disability, termination of employment, retirement, or upon termination of the plan.

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at December 31, 2022 and 2021 were approximately $0.8 billion and $2.4 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding interest rate lock commitments and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at December 31, 2022 and 2021 were approximately $1.1 billion and $3.2 billion, respectively.
Legal
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 18 - RELATED PARTY TRANSACTIONS
On January 1, 2019, one of GMC’s executives retired, which triggered a repurchase of the executive’s membership interest in Guild Management, LLC, and a one-time payout of $2.0 million of deferred compensation. GMC’s former parent, Guild Investors, LLC, sold 13.7038 shares of GMC to the executive in exchange for the executive’s membership interest in Guild Management, LLC. The executive in turn sold the shares back to GMC in exchange for a promissory note of $8.0 million, which is payable over 16 quarters. During 2022 and 2021, the Company made payments of $2.1 million and $2.1 million, respectively, to the executive, and $0.5 million remained unpaid as of December 31, 2022.
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
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1,000 or 10 basis points of the Company's outstanding single-family MBS.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $86,951 and $84,482 as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company was in compliance with this requirement.
In August 2022, FHFA and Ginnie Mae revised their minimum financial eligibility requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company is evaluating the impact of the revised requirements.
NOTE 20 - SEGMENTS
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of December 31, 2022 the Company serviced at least one loan in forty-nine different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build long standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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

The following table presents the financial performance and results by segment for the year ended December 31, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$697,822	$5,852	$703,674	$—	$703,674
Loan servicing and other fees	—	223,403	223,403	—	223,403
Valuation adjustment of mortgage servicing rights	—	217,551	217,551	—	217,551
Interest income (expense)	20,115	5,465	25,580	(6,676)	18,904
Other income, net	(57)	1,146	1,089	200	1,289
Net revenue	717,880	453,417	1,171,297	(6,476)	1,164,821
Expenses
Salaries, incentive compensation and benefits	562,194	29,001	591,195	27,990	619,185
General and administrative	15,249	9,657	24,906	13,179	38,085
Occupancy, equipment and communication	62,556	4,819	67,375	4,332	71,707
Depreciation and amortization	13,889	654	14,543	982	15,525
Provision for foreclosure losses	—	300	300	—	300
Income tax expense	—	—	—	91,389	91,389
Net income (loss)	$63,992	$408,986	$472,978	$(144,348)	$328,630
The following table presents the financial performance and results by segment for the year ended December 31, 2021:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$1,468,465	$12,051	$1,480,516	$—	$1,480,516
Loan servicing and other fees	—	194,759	194,759	—	194,759
Valuation adjustment of mortgage servicing rights	—	(101,572)	(101,572)	—	(101,572)
Interest income (expense)	16,582	(7,882)	8,700	(6,180)	2,520
Other income, net	(4)	110	106	(19)	87
Net revenue	1,485,043	97,466	1,582,509	(6,199)	1,576,310
Expenses
Salaries, incentive compensation and benefits	953,772	27,697	981,469	38,321	1,019,790
General and administrative	71,480	9,722	81,202	10,089	91,291
Occupancy, equipment and communication	57,718	4,196	61,914	5,414	67,328
Depreciation and amortization	9,319	742	10,061	1,427	11,488
Reversal of provision for foreclosure losses	—	(518)	(518)	—	(518)
Income tax expense	—	—	—	103,149	103,149
Net income (loss)	$392,754	$55,627	$448,381	$(164,599)	$283,782
NOTE 21 - SUBSEQUENT EVENT
In February 2023, we acquired certain assets of Legacy Mortgage LLC, an independent New Mexico-based mortgage banker, which expanded our presence in the Southwest region. The acquisition was funded with cash on hand of approximately $2.9 million. The Company is still evaluating the purchase price accounting for this acquisition.

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
Our certifying officers, with the participation of our management, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our management, including our certifying officers, has concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
As of December 31, 2022, our management, including the certifying officers, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting based on the framework established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
Remediation of Previously Reported Material Weaknesses
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with the preparation of our consolidated financial statements, a material weakness in our internal control over financial reporting was identified in the fiscal year ended December 31, 2021. We determined that the Company did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. This resulted in ineffective general information technology controls over user access and change management within the general ledger and loan systems. The deficiencies also contributed to ineffective monitoring of consistent operation of internal control over financial reporting and ineffective evaluation of the reliability of information used in controls.
During the fiscal year ended December 31, 2022, we developed and executed measures designed to address the above-described material weakness and enhance the Company’s internal controls over financial reporting. Such measures included: (1) investing in and continuing to hire additional finance, accounting and IT resources with appropriate knowledge and expertise to effectively operate financial reporting processes and internal controls, (2) enhancing risk assessment, including over source systems to identify the appropriate complement of controls to address access and other information technology specific risks, (3) designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience, including over segregation of duties and information technology solutions and (4) implementing and monitoring our approach to remediation of control activities, and (5) reporting regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies. Management has concluded, through the remediation efforts described above, that the previously identified material weaknesses were remediated as of December 31, 2022.
Changes in Internal Control over Financial Reporting
Exclusive of the steps taken as part of the remediation activities described above, there were no changes in our internal control over financial reporting identified during the fourth quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. The Code of Business Conduct and Ethics is available on our website at www.guildmortgage.com. If we ever were to amend or waive any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Los Angeles, California, Auditor Firm ID: 185.
The information required by this Item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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
10.6†
Executive Nonqualified Excess Plan Adoption Agreement, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-249225), filed on October 1, 2020)

10.7†
Form of Restricted Stock Unit Agreement for IPO Grants to Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-249225), filed on October 1, 2020)

10.8†
Form of Restricted Stock Unit Agreement for IPO Grants to Non-Employee Directors under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-249225), filed on October 1, 2020)

10.9†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Mary Ann McGarry, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K (File No. 001-39645), filed on March 14, 2022)

10.10†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Terry Schmidt, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 001-39645), filed on March 14, 2022)

10.11†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Barry Horn, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 001-39645), filed on March 14, 2022)

10.12†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and David Neylan, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K (File No. 001-39645), filed on March 14, 2022)

10.13†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Amber Kramer, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No. 001-39645), filed on March 14, 2022)

10.14†
Form of Restricted Stock Unit Agreement to Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-39645), filed on March 14, 2022)

10.15
Side Letter dated February 28, 2022 by and between Guild Mortgage Company LLC and RMS Shareholder Representative, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-39645), filed on May 9, 2022)

10.16†
Form of Restricted Stock Unit Agreement to Non-Employee Directors under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Guild Holdings Company's Quarterly Report on Form 10-Q (File No. 001-39645), filed on August 8, 2022)

21.1*	Subsidiaries of Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Guild's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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

GUILD HOLDINGS COMPANY

Dated: March 10, 2023	By:	/s/ Mary Ann McGarry
	Name:	Mary Ann McGarry
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick J. Duffy	Chairman of the Board of Directors	March 10, 2023
Patrick J. Duffy

/s/ Mary Ann McGarry	Chief Executive Officer	March 10, 2023
Mary Ann McGarry	(Principal Executive Officer) and Director

/s/ Desiree A. Kramer	Chief Financial Officer	March 10, 2023
Desiree A. Kramer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Terry L. Schmidt	President and Director	March 10, 2023
Terry L. Schmidt

/s/ Edward Bryant, Jr.	Director	March 10, 2023
Edward Bryant, Jr.

/s/ Martha E. Marcon	Director	March 10, 2023
Martha E. Marcon

/s/ Gioia Messinger	Director	March 10, 2023
Gioia Messinger

/s/ Michael C. Meyer	Director	March 10, 2023
Michael C. Meyer