Form 10-Q
period 2023-03-31
Guild Holdings Co
filed 2023-05-09
CIK 1821160

Table of Contents1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
As of May 1, 2023, the registrant had 20,629,531 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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
•Acquisitions and investments have in the past, and may in the future, cause our financial results to differ from expectations and we may not be able to achieve anticipated benefits from such acquisitions or investments.
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
•Material changes to the laws, regulations or practices applicable to reverse mortgage programs could adversely affect our reverse mortgage business.
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

Table of Contents1
•We have previously identified material weaknesses in our internal control over financial reporting and ineffective disclosure controls and procedures.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

Table of Contents1
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$147,783	$137,891
Restricted cash	6,237	8,863
Mortgage loans held for sale	858,314	845,775
Ginnie Mae loans subject to repurchase right	591,993	650,179
Accounts, notes and interest receivable	62,166	58,304
Derivative assets	12,206	3,120
Mortgage servicing rights, net	1,112,161	1,139,539
Intangible assets, net	31,088	33,075
Goodwill	182,150	176,769
Other assets	177,422	186,076
Total assets	$3,181,520	$3,239,591
Liabilities and stockholders’ equity
Warehouse lines of credit	$762,062	$713,151
Notes payable	130,000	126,250
Ginnie Mae loans subject to repurchase right	592,234	650,179
Accounts payable and accrued expenses	36,579	34,095
Accrued compensation and benefits	25,913	29,597
Investor reserves	16,671	16,094
Contingent liabilities due to acquisitions	2,218	526
Derivative liabilities	8,206	5,173
Operating lease liabilities	81,897	85,977
Note due to related party	—	530
Deferred compensation plan	92,697	95,769
Deferred tax liabilities	219,764	232,963
Total liabilities	1,968,241	1,990,304
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,533,160 and 20,583,130 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	205	206
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding as of March 31, 2023 and December 31, 2022	403	403
Additional paid-in capital	43,915	42,727
Retained earnings	1,168,695	1,205,885
Non-controlling interest	61	66
Total stockholders’ equity	1,213,279	1,249,287
Total liabilities and stockholders’ equity	$3,181,520	$3,239,591

See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Revenue
Loan origination fees and gain on sale of loans, net	$92,651	$242,639
Loan servicing and other fees	60,087	53,177
Valuation adjustment of mortgage servicing rights	(54,871)	184,601
Interest income	18,245	15,263
Interest expense	(12,262)	(14,138)
Other income, net	35	220
Net revenue	103,885	481,762
Expenses
Salaries, incentive compensation and benefits	111,120	187,329
General and administrative	20,883	(5,630)
Occupancy, equipment and communication	17,430	18,312
Depreciation and amortization	3,738	3,913
Provision for (reversal of) foreclosure losses	1,514	(321)
Total expenses	154,685	203,603
(Loss) income before income tax expense	(50,800)	278,159
Income tax (benefit) expense	(13,605)	70,186
Net (loss) income	(37,195)	207,973
Net (loss) income attributable to non-controlling interest	(5)	15
Net (loss) income attributable to Guild	$(37,190)	$207,958

Net (loss) income per share attributable to Class A and Class B Common Stock:
Basic	$(0.61)	$3.41
Diluted	$(0.61)	$3.38
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,900	61,057
Diluted	60,900	61,494
See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2021	20,723,912	$207	40,333,019	$403	$42,175	$877,194	$34	$920,013
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(40)	40	—	—
Net income	—	—	—	—	—	207,958	15	207,973
Balance at March 31, 2022	20,723,912	$207	40,333,019	$403	$43,407	$1,085,192	$49	$1,129,258

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2022	20,583,130	$206	40,333,019	$403	$42,727	$1,205,885	$66	$1,249,287
Stock-based compensation	—	—	—	—	1,756	—	—	1,756
Vesting of restricted stock units	333	—	—	—	—	—	—	—
Shares of Class A common stock withheld related to net share settlement	(137)	—	—	—	(1)	—	—	(1)
Repurchase and retirement of Class A common stock	(50,166)	(1)	—	—	(567)	—	—	(568)
Net loss	—	—	—	—	—	(37,190)	(5)	(37,195)
Balance at March 31, 2023	20,533,160	$205	40,333,019	$403	$43,915	$1,168,695	$61	$1,213,279

See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net (loss) income	$(37,195)	$207,973
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,738	3,913
Valuation adjustment of mortgage servicing rights	54,871	(184,601)
Valuation adjustment of mortgage loans held for sale	(7,382)	40,956
Unrealized gain on derivatives	(6,052)	(40,033)
Amortization of right-of-use assets	5,471	5,583
Provision (relief) for investor reserves	1,902	(2,627)
Provision for (reversal of) foreclosure losses	1,514	(321)
Valuation adjustment of contingent liabilities due to acquisitions	(10)	(28,891)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(50,882)	(165,918)
Deferred income taxes	(13,199)	68,676
Other	759	(2,168)
(Benefit from) provision for investor reserves	(1,325)	1,570
Foreclosure loss reserve	(1,547)	237
Stock-based compensation	1,756	1,272
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(2,700,053)	(6,134,863)
Proceeds on sale of and payments from mortgage loans held for sale	2,745,778	7,182,242
Accounts, notes and interest receivable	8,905	33,929
Other assets	4,477	(2,593)
Mortgage servicing rights	(27,493)	(77,615)
Accounts payable and accrued expenses	622	(5,540)
Accrued compensation and benefits	(4,212)	(25,291)
Income taxes	1,827	1,507
Contingent liability payments	—	(2,871)
Operating lease liabilities	(5,822)	(5,557)
Deferred compensation plan liability	(5,387)	2,669
Real estate owned, net	(615)	108
Net cash (used in) provided by operating activities	(29,554)	871,746
Cash flows from investing activities
Acquisition of business	(2,920)	—
Issuance of note receivable	(11,250)	—
Proceeds from the sale of property and equipment	1	168
Purchases of property and equipment	(1,072)	(1,218)
Net cash used in investing activities	(15,241)	(1,050)
Cash flows from financing activities
Borrowings on warehouse lines of credit	2,631,998	6,191,467
Repayments on warehouse lines of credit	(2,582,588)	(6,962,097)
Borrowings on MSR notes payable	30,000	—
Repayments on MSR notes payable	(26,250)	(90,000)
Contingent liability payments	—	(7,300)
Net change in notes payable	(530)	(575)
Taxes paid related to net share settlement of equity awards	(1)	—
Repurchases of Class A common stock	(568)	—
Net cash provided by (used in) financing activities	52,061	(868,505)
Increase in cash, cash equivalents and restricted cash	7,266	2,191
Cash, cash equivalents and restricted cash, beginning of period	146,754	248,120
Cash, cash equivalents and restricted cash, end of period	$154,020	$250,311

Table of Contents1

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$147,783	$243,999
Restricted cash	6,237	6,312
Total cash, cash equivalents and restricted cash	$154,020	$250,311
Supplemental information
Cash paid for interest, net	$3,002	$12,008
Cash paid for income taxes, net of refunds	$(2,233)	$—
Supplemental disclosure of non-cash investing activities:
Measurement period adjustments to goodwill	$760	$(1,710)
See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except as otherwise indicated)
(Unaudited)
NOTE 1 - BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Guild Holdings Company, including its consolidated subsidiaries (collectively, “Guild” or the “Company”) originates, sells, and services residential mortgage loans within the United States.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company follows the same accounting policies for preparing quarterly and annual reports.
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
The Company consolidates one VIE. At March 31, 2023, the VIE had minimal assets and liabilities.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $735.1 million and $580.2 million at March 31, 2023 and December 31, 2022, respectively.

Table of Contents1
Recent Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules from December 31, 2022 to December 31, 2024. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company is in the process of transitioning its funding facilities and financing facilities that utilize LIBOR as the reference rate. For contracts to which ASC Topic 470, Debt applies, the Company has applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. Of the contracts that have been adjusted for the new reference rate, there has not been a material impact on the consolidated financial statements. The Company expects to amend the remaining borrowings before the June 30, 2023 LIBOR cessation date.
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

Table of Contents1
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At March 31, 2023 and December 31, 2022, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — "IRLCs" are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of March 31, 2023 and December 31, 2022, was 84.0% and 93.4%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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

Table of Contents1
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities, which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At March 31, 2023 and December 31, 2022 the range of the risk adjusted discount rate was 14.8% - 25.0%, with a median of 25.0%, and 14.5% - 25.0%, with a median of 15.0%, respectively. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Income.

Table of Contents1
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2023:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$80	$—	$—	$80
Derivative
Interest rate lock commitments	—	—	12,206	12,206
Mortgage loans held for sale	—	858,314	—	858,314
Mortgage servicing rights	—	—	1,112,161	1,112,161
Investment in warrants	—	—	961	961
Total assets at fair value	$80	$858,314	$1,125,328	$1,983,722
Liabilities:
Derivative
Forward delivery commitments and best efforts sales commitments	$—	$8,206	$—	$8,206
Contingent liabilities due to acquisitions	—	—	2,218	2,218
Total liabilities at fair value	$—	$8,206	$2,218	$10,424
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$96	$—	$—	$96
Derivative
Forward delivery commitments	—	1,602	—	1,602
Interest rate lock commitments	—	—	1,518	1,518
Mortgage loans held for sale	—	845,775	—	845,775
Mortgage servicing rights	—	—	1,139,539	1,139,539
Investment in warrants	—	—	961	961
Total assets at fair value	$96	$847,377	$1,142,018	$1,989,491
Liabilities:
Derivative
Forward delivery commitments and best efforts sales commitments	$—	$5,173	$—	$5,173
Contingent liabilities due to acquisitions	—	—	526	526
Total liabilities at fair value	$—	$5,173	$526	$5,699

Table of Contents1
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022:

	IRLCs	Contingent Liabilities
Balance at December 31, 2022	$1,518	$526
Net transfers and revaluation gains	10,688	—
Additions	—	1,702
Valuation adjustments	—	(10)
Balance at March 31, 2023	$12,206	$2,218

Balance at December 31, 2021	$22,119	$59,500
Net transfers and revaluation losses	(33,970)	—
Payments	—	(10,171)
Valuation adjustments	—	(28,891)
Balance at March 31, 2022	$(11,851)	$20,438
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three months ended March 31, 2023 and 2022.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At March 31, 2023 and December 31, 2022, the Company had the following financial assets measured at fair value on a non-recurring basis:
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2023:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$591,993	$—	$591,993
Total assets at fair value	$—	$591,993	$—	$591,993
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$592,234	$—	$592,234
Total liabilities at fair value	$—	$592,234	$—	$592,234

Table of Contents1
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total assets at fair value	$—	$650,179	$—	$650,179
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total liabilities at fair value	$—	$650,179	$—	$650,179
Fair Value Option
The following is the estimated fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at March 31, 2023	$858,314	$874,064	$(15,750)
Balance at December 31, 2022	$845,775	$868,833	$(23,058)
_______________________________
(1)Represents the amount of losses included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.
NOTE 3 - ACQUISITION
Legacy Mortgage, LLC
On February 13, 2023, the Company acquired certain assets of Legacy Mortgage, LLC (“Legacy”) under the terms of an asset purchase agreement to expand the Company’s operations in the Southwest region. The total fair value of consideration transferred was $5.0 million, which consisted of $3.3 million of cash and the fair value of contingent consideration of $1.7 million.
Legacy is entitled to earn-out payments based on certain performance criteria for three years. The fair value of the earn-out payments on the acquisition date was $1.7 million.
The acquisition has been accounted for as a business combination, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Legacy acquired in connection with the acquisition based on their preliminary fair values and are subject to change during the measurement period. Of the $5.0 million purchase price, the Company allocated $0.4 million to net assets and $4.6 million to goodwill. The goodwill resulting from the purchase price allocation reflects the expected synergistic benefits of expanding the Company's geographic locations and the existing workforce. The acquired goodwill was allocated to the Origination segment and is deductible for tax purposes.
The results of Legacy are included in the Company’s condensed consolidated financial statements since the date of the acquisition and did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. Transaction costs associated with this transaction were not material and were expensed as incurred within general and administrative expenses in the Condensed Consolidated Statements of Income.
NOTE 4 - ACCOUNTS, NOTES AND INTEREST RECEIVABLE
Accounts, notes and interest receivable consisted of the following:

Table of Contents1

	March 31, 2023	December 31, 2022
Trust advances	$32,629	$44,164
Foreclosure advances, net	15,090	12,320
Receivables related to loan sales	767	562
Notes receivable	11,250	—
Accrued interest - notes receivable	29	—
Other	2,401	1,258
Total accounts, notes and interest receivable	$62,166	$58,304
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts, notes and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows:

	Three Months Ended March 31,
	2023	2022
Balance — beginning of period	$8,698	$10,355
Utilization of foreclosure reserve	(1,547)	237
Provision for (reversal of) foreclosure losses	1,514	(321)
Balance — end of period	$8,665	$10,271
Notes Receivable
In March 2023, the Company issued a note receivable to Cherry Creek Financial, LLC in the amount of $11.3 million in connection with the acquisition of Cherry Creek Mortgage, LLC, ("CCM") which closed subsequent to period end (see Note 18). The note bears interest at a variable rate tied to the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. Also, pursuant to the acquisition, CCM will be entitled to earn-out payments that will be first allocated to repay the interest and principal due on the note receivable and the note receivable will mature in April 2027.
NOTE 5 - OTHER ASSETS
Other assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$27,034	$31,499
Company owned life insurance	38,941	37,871
Property and equipment, net	11,575	12,118
Right-of-use assets	70,931	74,660
Income tax receivable	24,704	26,531
Real estate owned	1,162	306
Land	2,034	2,034
Trading securities	80	96
Investment in warrants	961	961
Total other assets	$177,422	$186,076

Table of Contents1
Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Computer equipment	$29,503	$29,447
Furniture and equipment	25,102	25,072
Leasehold improvements	18,760	18,713
Internal-use software in production	1,797	772
Internal-use software	10,357	10,357
Property and equipment, gross	85,519	84,361
Accumulated depreciation	(73,944)	(72,243)
Property and equipment, net	$11,575	$12,118
Depreciation and amortization expense for property and equipment was $1.8 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.
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
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended March 31,
	2023	2022
Unrealized hedging gains	$6,052	$40,033
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at March 31, 2023 and December 31, 2022:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2023
IRLCs	$1,500,419	$12,206	$—
Forward delivery commitments and best efforts sales commitments	$1,668,508	$—	$8,206
Balance at December 31, 2022
IRLCs	$810,514	$1,518	$—
Forward delivery commitments and best efforts sales commitments	$1,127,154	$1,602	$5,173
The Company had an additional $206.4 million and $256.3 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at March 31, 2023 and December 31, 2022, respectively. The Company also had $281.5 million and $470.8 million in closed hedge instruments not yet settled at March 31, 2023 and December 31, 2022, respectively. See Note 2 for fair value disclosure of the derivative instruments.

Table of Contents1
The following table presents the quantitative information about IRLCs and the fair value measurements:

	March 31, 2023	December 31, 2022
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (84.0%)	0% - 100% (93.4%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three months ended March 31, 2023 and 2022.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
March 31, 2023
Forward delivery commitments and best efforts sales commitments	$(11,201)	$2,378	$(8,823)
Margin calls	617	—	617
Total liabilities	$(10,584)	$2,378	$(8,206)

December 31, 2022
Forward delivery commitments	$1,887	$(285)	$1,602
Total assets	$1,887	$(285)	$1,602

Forward delivery commitments and best efforts sales commitments	$(11,399)	$4,959	$(6,440)
Margin calls	1,267	—	1,267
Total liabilities	$(10,132)	$4,959	$(5,173)
NOTE 7 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows:

	Three Months Ended March 31,
	2023	2022
Balance — beginning of period	$1,139,539	$675,340
MSRs originated	27,493	77,615
Changes in fair value:
Due to collection/realization of cash flows	(11,170)	(24,894)
Due to changes in valuation model inputs or assumptions	(43,701)	209,495
Balance — end of period	$1,112,161	$937,556

Table of Contents1
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs:

	March 31, 2023	December 31, 2022
Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.7% (10.6%)	9.6% - 15.7% (10.6%)
Prepayment rate	6.6% - 29.1% (8.3%)	6.6% - 28.6% (7.5%)
Cost to service (per loan)	$72.1 - $250.2 ($90.9)	$66.7 - $330.4 ($92.0)
At March 31, 2023 and December 31, 2022, the MSRs had a weighted average life of approximately 8.1 years and 8.5 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Servicing fees from servicing portfolio	$58,980	$51,564
Late fees	1,668	1,515
Other ancillary servicing revenue, net	(561)	98
Total loan servicing and other fees	$60,087	$53,177
At March 31, 2023 and December 31, 2022, the UPB of mortgage loans serviced totaled $79.9 billion and $78.9 billion, respectively. Conforming conventional loans serviced by the Company are sold to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the Federal Housing Association ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA").
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

Table of Contents1
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at March 31, 2023 and December 31, 2022, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2023
Mortgage servicing rights	$(40,761)	$(75,713)	$(51,606)	$(95,678)	$(15,573)	$(27,645)
December 31, 2022
Mortgage servicing rights	$(36,298)	$(70,878)	$(50,392)	$(96,848)	$(11,880)	$(24,162)
NOTE 8 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is set forth below:

	Three Months Ended March 31,
	2023	2022
Balance at the beginning of period	$845,775	$2,204,216
Origination of mortgage loans held for sale	2,700,053	6,134,863
Proceeds on sale of and payments from mortgage loans held for sale	(2,745,778)	(7,182,242)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	50,882	165,918
Valuation adjustment of mortgage loans held for sale	7,382	(40,956)
Balance at the end of period	$858,314	$1,281,799
At March 31, 2023, mortgage loans held for sale included UPB of the underlying loans of $874.1 million and had a fair value of $858.3 million. At December 31, 2022, mortgage loans held for sale included UPB of the underlying loans of $868.8 million and had a fair value of $845.8 million.
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

	Three Months Ended March 31,
	2023	2022
Balance — beginning of period	$16,094	$18,437
(Benefit from) provision for investor reserves	(1,325)	1,570
Provision for (relief from) investor reserves	1,902	(2,627)
Balance — end of period	$16,671	$17,380

Table of Contents1
NOTE 10 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

Balance at December 31, 2022	$176,769
Measurement period adjustments for Inlanta(1)	760
Goodwill acquired (see Note 3)	4,621
Balance at March 31, 2023	$182,150
______________________________
(1)During the three months ended March 31, 2023, goodwill increased by $1.5 million due to a measurement period adjustment for certain retention bonuses and decreased by $0.8 million due to a measurement period adjustment for the partial return of the purchase price required within 90 days of the acquisition based on a provision in the asset purchase agreement related to the Company's acquisition of Inlanta Mortgage, Inc. during December 2022. These adjustments did not impact the Company's statements of income.
Intangible Assets
The following table presents the Company's intangible assets, net as of March 31, 2023:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Referral network	$42,300	$12,337	$29,963	4.0
Non-compete agreements	2,700	1,575	1,125	0.1
	$45,000	$13,912	$31,088	4.1
Amortization expense related to intangible assets was $2.0 million for each of the three months ended March 31, 2023 and 2022.
NOTE 11 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at March 31, 2023 and December 31, 2022. Changes subsequent to March 31, 2023 have been described in the notes referenced with the below table.

	Maturity as of March 31, 2023	March 31, 2023	December 31, 2022
$345 million master repurchase facility agreement(1)	January 2024	$95,618	$47,565
$150 million master repurchase facility agreement(2)	August 2023	12,501	10,848
$300 million master repurchase facility agreement(3)	June 2023	225,780	189,512
$200 million master repurchase facility agreement(4)	May 2023	55,471	110,605
$200 million master repurchase facility agreement(5)	September 2023	7,743	16,131
$300 million master repurchase facility agreement(6)	June 2023	128,771	81,353
$100 million master repurchase facility agreement(7)	July 2023	11,176	56,237
$50 million master repurchase facility agreement(8)	N/A	27,526	—
$75 million master repurchase facility agreement(9)	March 2025	37,876	40,096
$200 million master repurchase facility agreement(10)	N/A	161,749	162,454
		764,211	714,801
Prepaid commitment fees		(2,149)	(1,650)
Net warehouse lines of credit		$762,062	$713,151
______________________________
(1)The variable interest rate is calculated using a base rate tied to SOFR.

Table of Contents1
(2)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000.
(3)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility requires a minimum deposit of $1.5 million.
(4)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 0.25% plus the applicable interest rate margin. Subsequent to March 31, 2023, this facility was amended to extend the maturity date to March 2024 and revise the SOFR floor to 0.375%.
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
(10)This facility agreement is due on demand and the variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.75%.
The weighted average interest rate for warehouse lines of credit was 7.64% and 3.31% at March 31, 2023 and December 31, 2022, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $5.6 million and $50.7 million in its warehouse buy down accounts as offsets to certain lines of credit at March 31, 2023 and December 31, 2022, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At March 31, 2023 and December 31, 2022, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled”. The Company can elect to assign FNMA Mortgage Backed Security ("MBS") trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of March 31, 2023 and December 31, 2022.
NOTE 12 - NOTES PAYABLE
Revolving Notes:
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note

Table of Contents1
into a term note at its discretion. At March 31, 2023 and December 31, 2022, the Company had no balance and $20.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $100.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in June 2023. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 35% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At March 31, 2023 and December 31, 2022, the Company had $30.0 million and no balance, respectively, in outstanding borrowings on this credit facility.
Term Note:
The Company has a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. The term note has a committed amount of $125.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures in March 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee on the average unused balance, which is also paid quarterly. At March 31, 2023 and December 31, 2022, the Company had an outstanding balance of $100.0 million and $106.3 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of March 31, 2023 are as follows:

2023	$18,750
2024	81,250
Total	$100,000
NOTE 13 - STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed based on the weighted average number of shares of Class A and Class B common stock outstanding during the period using the two-class method. Diluted earnings (loss) per share is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include restricted stock units ("RSUs") for Class A common stock.

Table of Contents1
The following table sets forth the components of basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to Guild	$(37,190)	$207,958

Weighted-average shares outstanding, Class A Common Stock	20,567	20,724
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333
Weighted-average shares outstanding - basic	60,900	61,057

Add dilutive effects of non-vested shares of restricted stock - Class A	—	437
Weighted-average shares outstanding - diluted	60,900	61,494

Basic (loss) earnings per share:
Class A and Class B Common Stock	$(0.61)	$3.41
Diluted (loss) earnings per share:
Class A and Class B Common Stock	$(0.61)	$3.38
Approximately 0.6 million potential shares of Class A common stock related to unvested RSUs were excluded from the calculation of diluted loss per share for the three months ended March 31, 2023 because they were anti-dilutive due to the net loss. No shares of Class A common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the three months ended March 31, 2022.
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
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the next 24 months from such date. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share

Table of Contents1
repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the three months ended March 31, 2023, the Company repurchased and subsequently retired 50,166 shares of the Company’s Class A common stock at an average purchase price of $11.26 per share. As of March 31, 2023, $13.9 million remained available for repurchase.
NOTE 14 - STOCK-BASED COMPENSATION
Stock-Based Compensation
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Omnibus Incentive Plan. The stock-based compensation costs recognized during the three months ended March 31, 2023 and 2022 was $1.8 million and $1.3 million, respectively, are included in salaries, incentive compensation and benefits. The income tax benefit recognized related to this expense was approximately $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $11.2 million of unrecognized compensation costs related to non-vested RSUs, which the Company expects to recognize over the next 1.7 years.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at March 31, 2023 and December 31, 2022 were approximately $1.5 billion and $0.8 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at March 31, 2023 and December 31, 2022 were approximately $1.7 billion and $1.1 billion, respectively.
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
The Company is subject to the following minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency ("FHFA") for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers.
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
•Base of $2,500 plus 25 basis points of outstanding UPB for total loans serviced.

Table of Contents1
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $86,951 as of December 31, 2022. As of December 31, 2022, the Company was in compliance with this requirement.
In August 2022, the FHFA and Ginnie Mae revised their minimum financial eligibility requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company is evaluating the impact of the revised requirements.
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of March 31, 2023 the Company serviced at least one loan in forty-nine different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build long standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.

Table of Contents1
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
The following table presents the financial performance and results by segment for the three months ended March 31, 2023:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$92,276	$375	$92,651	$—	$92,651
Loan servicing and other fees	—	60,087	60,087	—	60,087
Valuation adjustment of mortgage servicing rights	—	(54,871)	(54,871)	—	(54,871)
Interest income (expense)	1,300	7,410	8,710	(2,727)	5,983
Other income, net	(2)	52	50	(15)	35
Net revenue	93,574	13,053	106,627	(2,742)	103,885
Expenses
Salaries, incentive compensation and benefits	93,257	7,574	100,831	10,289	111,120
General and administrative	14,494	2,880	17,374	3,509	20,883
Occupancy, equipment and communication	15,174	1,258	16,432	998	17,430
Depreciation and amortization	3,399	142	3,541	197	3,738
Provision for foreclosure losses	—	1,514	1,514	—	1,514
Income tax benefit	—	—	—	(13,605)	(13,605)
Net loss	$(32,750)	$(315)	$(33,065)	$(4,130)	$(37,195)
The following table presents the financial performance and results by segment for the three months ended March 31, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$238,521	$4,118	$242,639	$—	$242,639
Loan servicing and other fees	—	53,177	53,177	—	53,177
Valuation adjustment of mortgage servicing rights	—	184,601	184,601	—	184,601
Interest income (expense)	7,117	(4,267)	2,850	(1,725)	1,125
Other income, net	—	19	19	201	220
Net revenue	245,638	237,648	483,286	(1,524)	481,762
Expenses
Salaries, incentive compensation and benefits	174,326	7,258	181,584	5,745	187,329
General and administrative	(11,711)	2,668	(9,043)	3,413	(5,630)
Occupancy, equipment and communication	16,107	1,104	17,211	1,101	18,312
Depreciation and amortization	3,481	162	3,643	270	3,913
Reversal of provision for foreclosure losses	—	(321)	(321)	—	(321)
Income tax expense	—	—	—	70,186	70,186
Net income (loss)	$63,435	$226,777	$290,212	$(82,239)	$207,973

Table of Contents1
NOTE 18 - SUBSEQUENT EVENT
In April 2023, the Company acquired certain assets of Cherry Creek Mortgage, LLC, a privately held Colorado-based lender licensed in 45 states. The acquisition was funded with cash on hand of approximately $2.6 million. The Company is still evaluating the purchase price accounting for this acquisition.

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
Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have elected to compare our results for the three months ended March 31, 2023 to our results for the three months ended December 31, 2022, where applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Our operations consist of two distinct but related reportable segments that we refer to as our origination and servicing segments. Management believes that maintaining both an origination segment and a servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, compared to industry participants that predominantly focus on either origination or servicing, instead of both. Typically in an interest rising market environment originations tend to shift to purchase originations rather than refinances. Due to our physical presence and footprint throughout the country we believe that we are in an advantageous position when the market is more purchase focused as compared to our competitors that are more refinance focused and have to significantly change their business model during purchase cycles. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. Purchase recapture rate is calculated as the ratio of the (i) UPB of our clients that originated a new mortgage with us for the purchase of a home in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of selling their home in the same period. Refinance recapture rate is calculated as the ratio of the (i) UPB of our clients that originated a new mortgage loan for the purpose of refinancing an existing mortgage with us in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of a refinance in the same period. Overall recapture rate for a given period is calculated as the ratio of the (i) UPB of our clients from both purchase and refinance transactions in a given period, to (ii) total UPB of our clients that paid off their existing mortgage and originated a new mortgage in the same period. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons.
We operate our origination segment from more than 270 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and, more importantly, positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the

Table of Contents1
continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.
Executive Summary
This executive summary highlights selected financial information that should be considered in the context of the additional discussions below.
•Originated $2.7 billion and $3.0 billion of mortgage loans in the three months ended March 31, 2023 and December 31, 2022, respectively. Mortgage rates rose sharply during 2022 and remained high during the three months ended March 31, 2023. Rising mortgage rates, high home prices and low inventory have caused mortgage demand to drop, which has caused significant declines in origination volume across the U.S. mortgage market.
•Purchase originations accounted for 92.1% and 93.0% of total originations for the three months ended March 31, 2023 and December 31, 2022, respectively. According to the Mortgage Bankers Association's ("MBA") April 2023 Mortgage Finance Forecast, purchase originations accounted for 80.2% and 83.4% of total originations for the three months ended March 31, 2023 and December 31, 2022, respectively.
•Servicing portfolio as of March 31, 2023 was $79.9 billion of unpaid principal balance ("UPB") compared to $78.9 billion of UPB as of December 31, 2022, with the average size of the portfolio increasing 1.4% since December 31, 2022.
•Generated $37.2 million and $15.0 million of net loss for the three months ended March 31, 2023 and December 31, 2022, respectively.
•Generated $2.5 million and $0.1 million of adjusted net loss for the three months ended March 31, 2023 and December 31, 2022, respectively.
•Generated $1.1 million and $1.9 million of adjusted EBITDA for the three months ended March 31, 2023 and December 31, 2022, respectively.
•During the three months ended March 31, 2023, we had a 24% purchase recapture rate, a 30% refinance recapture rate and a 26% overall recapture rate, compared to 25%, 20%, and 23% for the three months ended December 31, 2022, respectively.
Please see “Non-GAAP Financial Measures” for further information regarding our use of non-GAAP measures and reconciliations to net loss, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
For the three months ended March 31, 2023 and December 31, 2022, net loss includes a loss of $54.9 million and $29.9 million, respectively, for changes in the fair value of our MSRs. These fair value adjustments are affected by changes in mortgage rates and assumptions used within the valuation model. According to the MBA's April 2023 Mortgage Finance Forecast, average 30-year mortgage rates decreased by 20 basis points and increased by 90 basis points during the three months ended March 31, 2023 and December 31, 2022, respectively. Declines in average mortgage rates generally results in higher prepayment speeds and a subsequent downward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
The increase in interest rates during 2023 and 2022 and the limited supply of housing have led to higher levels of competition and lower gain on sale margins. Margins may continue to decrease in the future due to higher interest rates, increasing competition among mortgage providers, which has placed additional pressure on pricing, but such changes will depend on future market demand, capacity and other macroeconomic factors.
Recent Developments
Market and Economic Overview
The Federal Reserve aggressively raised the Federal Funds rate during 2022 by 425 basis points and has increased its key interest rate by an additional 50 basis points through March 31, 2023 in an effort to curb inflation and slow economic growth. While the softer rate hikes in 2023 may keep mortgage rates steady, borrowing costs will most likely remain volatile if the Federal Reserve does not successfully tame inflation. While the Federal Reserve does not directly control mortgage

Table of Contents1
rates, a higher Federal Funds rate and higher inflation usually lead to increases in the 10-year treasury yield, which leads to higher mortgage rates. During the three months ended March 31, 2023, the 10-year treasury yield decreased 10 basis points and the 30-year mortgage rate decreased 20 basis points. The increases in mortgage rates have led to fewer refinancings and lower prepayment activity in 2022 and 2023. The MBA's April 2023 Mortgage Finance Forecast projects that throughout 2023, the 10-year treasury yield will decrease by 70 basis points and the 30-year mortgage rate will decrease by 110 basis points. The MBA is also forecasting mortgage originations for purchases to decrease 12.9% in 2023 to $1.4 trillion from $1.6 trillion in 2022 and are predicting refinance originations will remain slow throughout the remainder of 2023, decreasing by 35.2% to $450 billion from $700 billion in 2022.
The housing market continues to face challenges with increasing costs, limited availability of certain construction materials and a shortage of skilled labor that continues to impact housing starts. These factors have led to a limited supply of inventory for both new and existing homes. Home-buying affordability challenges remain as high home prices and mortgage rates cause some buyers to delay purchase plans. As a result of the foregoing market and economic conditions, we have experienced lower origination volume through March 31, 2023. This trend may continue in future periods. We continue to experience intense competition in the mortgage market, and we expect this competition will continue to put pressure on gain on sale margins and profitability.
Recent Acquisitions
In December 2022, we acquired certain assets of Inlanta Mortgage, Inc. ("Inlanta"), a Wisconsin-based independent mortgage banker that served borrowers in 27 states. The acquisition of Inlanta expanded our local presence in the Midwest region. The acquisition was funded with cash on hand of approximately $3.5 million.
In February 2023, we acquired certain assets of Legacy Mortgage, LLC ("Legacy"), an independent New Mexico-based mortgage banker, which expanded our presence in the Southwest region. The acquisition was funded with cash on hand of approximately $3.3 million. See Note 3 - Acquisition in Part I, Item 1 for additional information.
In April 2023, we acquired certain assets of Cherry Creek Mortgage, LLC ("CCM"), a privately held Colorado-based lender licensed in 45 states. The acquisition expanded our range of services by offering reverse mortgages to our customers. The acquisition was funded with cash on hand of approximately $2.6 million. We are still evaluating the purchase price accounting for this acquisition.
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

Table of Contents1
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
Interest expense — Interest expense consists primarily of interest paid on funding and non-funding debt facilities collateralized by our MLHS and MSRs. We define funding debt as all other debt related to operations, such as warehouse lines of credit and our early buyout facility, which we use to repurchase certain delinquent Government National Mortgage Association ("GNMA" or "Ginnie Mae") loans. Non-funding debt includes the note agreements collateralized by our MSRs (our “MSR notes payable”). We also record related bank charges and payoff interest expense as interest expense. Payoff interest expense is equal to the difference between what we collect in interest from our clients and what we remit in interest to the investors who purchase the loans that we originate. For loans sold through Agency Mortgage Backed Security, we are required to remit a full month of interest to those investors, regardless of the date on which the client prepays during the payoff month, resulting in additional interest expense.

Table of Contents1
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
We believe that these key performance indicators provide useful information to investors and others by allowing for greater transparency with respect to key metrics used by management in its financial and operational decision-making. These metrics may be used by investors in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects. Summary data for these key performance indicators is listed below. Please refer to “Results of Operations” for additional metrics that management reviews in

Table of Contents1
conjunction with the condensed consolidated financial statements.

	Three Months Ended		Change	% Change
($ and units in thousands)	Mar 31, 2023	Dec 31, 2022
Origination Data
$ Total in-house origination(1)	$2,701,426	$2,975,912	$(274,486)	(9.2)%
# Total in-house origination	9	9	—	—%
$ Retail in-house origination	$2,558,801	$2,855,174	$(296,373)	(10.4)%
# Retail in-house origination	8	9	(1)	(11.1)%
$ Retail brokered origination(2)	$41,704	$35,435	$6,269	17.7%
Total originations	$2,743,130	$3,011,347	$(268,217)	(8.9)%
Gain on sale margin (bps)(3)	343	331	12	3.6%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	284	351	(67)	(19.1)%
30-year conventional conforming par rate(5)	6.4%	6.6%	(0.2)%	(3.0)%
Servicing Data
UPB (period end)	$79,916,577	$78,892,987	$1,023,590	1.3%
Loans serviced (period end)	328	324	4	1.2%
MSR multiple (period end)(6)	4.6	4.9	(0.3)	(6.1%)
Weighted average coupon rate	3.7%	3.6%	0.1%	2.8%
Loan payoffs(7)	$727,268	$858,755	$(131,487)	(15.3)%
Loan delinquency rate 60-plus days (period end)	1.5%	1.7%	(0.2)%	(11.8)%
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
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 84.0% and 93.4% as of March 31, 2023, and December 31, 2022, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume see “—Results of Operations for the Three Months Ended March 31, 2023 and December 31, 2022 —Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
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

Table of Contents1
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented in this Quarterly Report Adjusted Net Loss, Adjusted EBITDA and Adjusted Return on Equity, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.
Adjusted Net Income (Loss). We define Adjusted Net Income (Loss) as earnings attributable to Guild before the change in the fair value measurements related to our MSRs, contingent liabilities related to completed acquisitions due to changes in valuation assumptions, amortization of acquired intangible assets and stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted Net Income (Loss) is also adjusted by applying an estimated effective tax rate to these adjustments. In addition we exclude the change in the fair value of MSRs due to changes in model inputs and assumptions from Adjusted Net Income (Loss) and Adjusted EBITDA below because we believe this non-cash, non-realized adjustment to net revenues is not indicative of our operating performance or results of operations but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of our MSRs from period to period.
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

Table of Contents1
The following tables reconcile Adjusted Net Loss and Adjusted EBITDA to net loss and Adjusted Return on Equity to Return on Equity, the most directly comparable financial measures calculated and presented in accordance with GAAP:

Reconciliation of Net Loss to Adjusted Net Loss	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022
Net loss	$(37,195)	$(14,999)
Net (loss) income attributable to non-controlling interest	(5)	7
Net loss attributable to Guild	$(37,190)	$(15,006)
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	43,701	16,878
Change in fair value of contingent liabilities due to acquisitions	(10)	—
Amortization of acquired intangible assets	1,988	1,987
Stock-based compensation	1,756	2,405
Tax impact of adjustments(1)	(12,713)	(6,397)
Adjusted Net Loss	$(2,468)	$(133)
___________________________
(1)Calculated using the estimated effective tax rates of 26.8% and 35.4% for the three months ended March 31, 2023 and December 31, 2022, respectively.

Reconciliation of Net Loss to Adjusted EBITDA	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022
Net loss	$(37,195)	$(14,999)
Add adjustments:
Interest expense on non-funding debt	2,757	1,975
Income tax benefit	(13,605)	(8,226)
Depreciation and amortization	3,738	3,909
Change in fair value of MSRs due to model inputs and assumptions	43,701	16,878
Change in fair value of contingent liabilities due to acquisitions	(10)	—
Stock-based compensation	1,756	2,405
Adjusted EBITDA	$1,142	$1,942

Reconciliation of Return on Equity to Adjusted Return on Equity	Three Months Ended
($ in thousands, except where in percentages)	Mar 31, 2023	Dec 31, 2022
Income Statement Data:
Net loss attributable to Guild	$(37,190)	$(15,006)
Adjusted net loss	$(2,468)	$(133)

Denominator: Average stockholders' equity	$1,231,283	$1,257,439
Return on Equity	(12.1)%	(4.8)%
Adjusted Return on Equity	(0.8)%	—%
The following table reconciles the valuation adjustment of mortgage servicing rights from our Condensed Consolidated Statements of Income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Table of Contents1

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022
Valuation adjustment of mortgage servicing rights	$(54,871)	$(29,888)
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(11,170)	(13,010)
Change in fair value of MSRs due to model inputs and assumptions	$(43,701)	$(16,878)

Results of Operations for the Three Months Ended March 31, 2023 and December 31, 2022

Consolidated Statements of Income	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$92,651	$98,445	$(5,794)	(5.9)%
Loan servicing and other fees	60,087	57,984	2,103	3.6%
Valuation adjustment of mortgage servicing rights	(54,871)	(29,888)	(24,983)	83.6%
Interest income	18,245	20,483	(2,238)	(10.9)%
Interest expense	(12,262)	(12,829)	567	(4.4)%
Other income, net	35	107	(72)	(67.3)%
Net revenue	103,885	134,302	(30,417)	(22.6)%
Expenses
Salaries, incentive compensation and benefits	111,120	116,292	(5,172)	(4.4)%
General and administrative	20,883	17,932	2,951	16.5%
Occupancy, equipment and communication	17,430	17,120	310	1.8%
Depreciation and amortization	3,738	3,909	(171)	(4.4)%
Provision for foreclosure losses	1,514	2,274	(760)	(33.4)%
Total expenses	154,685	157,527	(2,842)	(1.8)%
Loss before income tax benefit	(50,800)	(23,225)	(27,575)	118.7%
Income tax benefit	(13,605)	(8,226)	(5,379)	65.4%
Net loss	$(37,195)	$(14,999)	$(22,196)	148.0%
Net (loss) income attributable to non-controlling interest	(5)	7	(12)	(171.4)%
Net loss attributable to Guild	$(37,190)	$(15,006)	$(22,184)	147.8%

Table of Contents1
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The table below provides additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented:

	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
Gain on sale of loans	$47,964	$83,499	$(35,535)	(42.6)%
Loan origination fees	7,940	11,118	(3,178)	(28.6)%
Fair value of originated MSRs	25,134	35,868	(10,734)	(29.9)%
Fair value adjustment to MLHS and IRLCs	18,150	49,554	(31,404)	(63.4)%
Changes in fair value of forward commitments	(4,635)	(75,397)	70,762	(93.9)%
Provision for investor reserves	(1,902)	(6,197)	4,295	(69.3)%
Total loan origination fees and gain on sale of loans, net	$92,651	$98,445	$(5,794)	(5.9)%
The table below provides additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented:

	Three Months Ended
($ and units in thousands)	Mar 31, 2023	Dec 31, 2022	Change	% Change
Loan origination volume by type:
Conventional conforming	$1,648,376	$1,811,602	$(163,226)	(9.0)%
Government	790,285	853,774	(63,489)	(7.4)%
State housing	210,918	232,680	(21,762)	(9.4)%
Non-agency	51,847	77,856	(26,009)	(33.4)%
Total in-house originations(1)	$2,701,426	$2,975,912	$(274,486)	(9.2)%
Brokered loans	$41,704	$35,435	$6,269	17.7%
Total originations	$2,743,130	$3,011,347	$(268,217)	(8.9)%
In-house loans closed	9	9	—	—%
Average loan amount	$315	$331	$(16)	(4.8)%
Purchase	92.1%	93.0%	(0.9)%	(1.0)%
Refinance	7.9%	7.0%	0.9%	12.9%
Service retained(2)	87.1%	89.1%	(2.0)%	(2.2)%
Service released(3)	12.9%	10.9%	2.0%	18.3%
Gain on sale margin (bps)(4)	343	331	12	3.6%
Total locked volume(5)	$3,879,760	$3,002,680	$877,080	29.2%
Pull-through adjusted locked volume(6)	$3,258,998	$2,804,503	$454,495	16.2%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	284	351	(67)	(19.1)%
Weighted average loan-to-value	85.3%	84.6%	0.7%	0.8%
Weighted average credit score	737	737	—	—%
Weighted average note rate	6.4%	6.4%	—%	—%
Days application to close	39	44	(5)	(11.4)%
Days close to purchase by investors	16	18	(2)	(11.1)%
Purchase recapture rate	24.0%	24.8%	(0.8)%	(3.2)%
Refinance recapture rate	30.1%	19.8%	10.3%	52.0%
___________________________
(1)Includes retail and correspondent loans and excludes brokered loans.
(2)Represents loans sold for which we continue to act as the servicer.

Table of Contents1
(3)Represents loans sold for which we do not continue to act as the servicer.
(4)Represents loan origination fees and gain on sales of loans, net divided by total in-house origination to derive basis points.
(5)Total locked volume represents the aggregate dollar value of the potential loans for which we have agreed to extend credit to consumers at specified rates for a specified period of time, subject to certain contingencies that are described in the IRLCs between us and each of those consumers. The total locked volume for a given period is representative of the IRLCs that we has initially entered into during that period.
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 84.0% and 93.4% as of March 31, 2023 and December 31, 2022, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. The decrease from the prior quarter is primarily due to reassessing our assumptions within the valuation model and is not indicative of a change in our operations.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
The decrease in gain on sale of loans for the three months ended March 31, 2023 compared to the sequential quarter was primarily driven by a decrease in loan sales of $370.0 million, or 12.1%. Loan sales decreased during the first quarter of 2023 due to the continued decline in loan origination volume. As mortgage rates have increased throughout 2022 and remained high through March 31, 2023 it has caused affordability issues amongst borrowers. These affordability issues have led to a decrease in demand for mortgage loans and a decline in the refinance market. The decline in industry origination volume has created increased competition amongst mortgagors to originate loans. This competition has put pressure on gain on sale margins as mortgagors have lowered their margins to try to attract borrowers.
Gain on sale margin on pull-through adjusted locked volume decreased from 351 basis points for the three months ended December 31, 2022 to 284 basis points for the three months ended March 31, 2023. This is primarily due to the timing gap between when the loans are originated versus sold.
The decrease in loan origination fees for the three months ended March 31, 2023 compared to the sequential quarter is due to the decrease in loan origination volume of 9.2% and a one-time gain of $1.8 million due to the receipt of insurance proceeds from a prior year insurance claim that was recognized during the three months ended December 31, 2022.
Loan Servicing and Other Fees
The table below provides additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
Servicing fee income	$58,980	$57,392	$1,588	2.8%
Other ancillary fees	1,590	1,412	178	12.6%
Loan modification fees	151	123	28	22.8%
Interest on impound accounts	(634)	(943)	309	32.8%
Total loan servicing and other fees	$60,087	$57,984	$2,103	3.6%

Table of Contents1
The table below provides additional details regarding our servicing portfolio composition and key performance indicators for the periods presented.

	Three Months Ended
($ and units in thousands)	Mar 31, 2023	Dec 31, 2022	Change	% Change
Beginning UPB of servicing portfolio	$78,892,987	$77,735,730	$1,157,257	1.5%
New UPB origination additions(1)	2,701,426	2,975,912	(274,486)	(9.2)%
Less:
UPB originations sold service released(2)	$330,193	$355,484	$(25,291)	(7.1)%
Loan payoffs	727,268	858,755	(131,487)	(15.3)%
Loan principal reductions	604,586	593,041	11,545	1.9%
Loan foreclosures	15,789	11,375	4,414	38.8%
Ending UPB of servicing portfolio	$79,916,577	$78,892,987	$1,023,590	1.3%
Average UPB of servicing portfolio	$79,404,782	$78,314,359	$1,090,423	1.4%
Weighted average servicing fee	0.30%	0.30%	—%	—%
Weighted average coupon rate	3.7%	3.6%	0.1%	2.8%
Weighted average prepayment speed(3)	8.4%	7.5%	0.9%	12.0%
Weighted average credit score	733	733	—	—%
Weighted average loan age (in months)	28.3	26.3	2.0	7.6%
Weighted average loan-to-value	80.5%	80.4%	0.1%	0.1%
MSR multiple (period end)(4)	4.6	4.9	(0.3)	(6.1)%
Loans serviced (period end)	328	324	4.0	1.2%
Loans delinquent 60-plus days (period end)	4.8	5.5	(0.7)	(12.7)%
Loan delinquency rate 60-plus days (period end)	1.5%	1.7%	(0.2)%	(11.8)%
___________________________
(1)Includes all in-house loans originated in the period, irrespective if it is eventually sold service retained or service released.
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
Total loan servicing and other fees increased for the three months ended March 31, 2023 compared to the sequential quarter due to the 1.4% increase in our average servicing portfolio and the increase in the number of loans serviced.
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
MSR valuation adjustment	$(54,871)	$(29,888)	$(24,983)	83.6%

The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. Average 30-year mortgage rates decreased by 20 basis points during the three months ended March 31, 2023 and increased by 90 basis points during the three months ended December 31, 2022. Additionally, the weighted average estimated prepayment speed of loans in our servicing portfolio was 8.4% at March 31, 2023 compared to 7.5% at December 31, 2022. A higher

Table of Contents1
estimated prepayment speed indicates that prepayments will increase in the future, which results in a decrease in the value of the MSR asset.
Interest Income

	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
Interest income, funding	$9,751	$12,586	$(2,835)	(22.5)%
Interest income and earnings credit	8,094	7,449	645	8.7%
Wire transfer fees	400	448	(48)	(10.7)%
Total interest income	$18,245	$20,483	$(2,238)	(10.9)%
Interest income, funding decreased primarily due to the reduction in origination volume and a decline in our daily loan inventory.
Interest Expense

	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
Interest expense, funding facilities	$(7,321)	$(8,217)	$896	(10.9)%
Interest expense, other financing	(3,093)	(2,347)	(746)	31.8%
Bank servicing charges	(1,529)	(1,882)	353	(18.8)%
Payoff interest expense	(319)	(380)	61	(16.1)%
Miscellaneous interest expense	—	(3)	3	NM
Total interest expense	$(12,262)	$(12,829)	$567	(4.4)%
There were no material changes for interest expense during the three months ended March 31, 2023 as compared to the sequential quarter.

Table of Contents1
Summary of Expenses

	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
Salaries, incentive compensation and benefits	$111,120	$116,292	$(5,172)	(4.4)%
General and administrative	20,883	17,932	2,951	16.5%
Occupancy, equipment and communication	17,430	17,120	310	1.8%
Depreciation and amortization	3,738	3,909	(171)	(4.4)%
Provision for foreclosure losses	1,514	2,274	(760)	(33.4)%
Total expenses	$154,685	$157,527	$(2,842)	(1.8)%
Salaries, Incentive Compensation and Benefits

	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
Incentive compensation	$28,736	$36,334	$(7,598)	(20.9)%
Salaries	63,651	67,554	(3,903)	(5.8)%
Benefits	18,733	12,404	6,329	51.0%
Total salaries, incentive compensation and benefits expense	$111,120	$116,292	$(5,172)	(4.4)%
Incentive compensation expense decreased for the three months ended March 31, 2023 as compared to the sequential quarter due to the decrease in origination volume of 9.2% and due to a decrease in production bonus compensation expense resulting from the realignment of actual results coming in lower than performance based targets primarily in the fourth quarter of 2022 and first quarter of 2023.
Salaries expense for the three months ended March 31, 2023 decreased compared to the sequential quarter primarily due to reestablishing our accrual for annual non-production bonuses of $1.7 million and the expense of approximately $0.9 million in retention bonuses in the three months ended December 31, 2022 related to our acquisition of Inlanta.
Benefits expense increased for the three months ended March 31, 2023; however, the three months ended December 31, 2022 includes a favorable adjustment of $5.2 million for lower group health insurance costs due to reduced headcount.
General and Administrative

	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
Contingent liability fair value adjustment	$(10)	$—	$(10)	NM
Professional fees	11,361	10,036	1,325	13.2%
Advertising and promotions	5,841	3,812	2,029	53.2%
Office supplies, travel and entertainment	2,779	2,651	128	4.8%
Miscellaneous	912	1,433	(521)	(36.4)%
Total general and administrative expense	$20,883	$17,932	$2,951	16.5%
Advertising and promotions increased for the three months ended March 31, 2023 compared to the sequential quarter primarily due to holding our annual sales meeting in February 2023.

Table of Contents1
Occupancy, Equipment and Communication

	Three Months Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	$ Change	% Change
Occupancy	$9,978	$9,853	$125	1.3%
Equipment	2,025	2,118	(93)	(4.4)%
Communication	5,427	5,149	278	5.4%
Total occupancy, equipment and communication expense	$17,430	$17,120	$310	1.8%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases or any decreases associated with downsizing office space due to lower headcount and employees working from home.
The nominal increase in total occupancy, equipment and communication expense for the three months ended March 31, 2023 compared to the sequential quarter was in line with expectations due to minimal new operating leases acquired in connection with acquisitions completed in December 2022 and February 2023.
Provision for Foreclosure Losses
Our 60-plus days delinquency rate decreased from 1.7% at December 31, 2022 to 1.5% at March 31, 2023 as a result of borrowers exiting forbearance through a loan workout or by reinstating their loan and the impact of seasonality as delinquencies tend to decrease in the first quarter of the year. The number of loans in foreclosure decreased during the three months ended March 31, 2023 compared to the sequential quarter, which aligns with the decrease in our 60-plus days delinquency rate; therefore, we decreased our provision for foreclosure losses accordingly. This decrease was partially offset by an increase to our estimated expected per-loan losses. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.

Table of Contents1
Segment Results for the Three Months Ended March 31, 2023 and December 31, 2022
We measure the performance of our segments primarily based on their net income (loss). These results do not include unallocated corporate costs. See Note 17, Segments, in Part I, Item 1 for additional information about our segments.
Origination

	Three Months Ended
($ and units in thousands)	Mar 31, 2023	Dec 31, 2022
Total in-house originations	$2,701,426	$2,975,912
Funded loans	9	9
Loan origination fees and gain on sale of loans, net	$92,276	$98,537
Interest income	1,300	2,932
Other income, net	(2)	—
Net revenue	93,574	101,469
Salaries, incentive compensation and benefits	93,257	97,826
General and administrative	14,494	11,794
Occupancy, equipment and communication	15,174	14,911
Depreciation and amortization	3,399	3,515
Total expenses	126,324	128,046
Net loss allocated to origination	$(32,750)	$(26,577)
The decrease in the origination segment's net revenue for the three months ended March 31, 2023 compared to the sequential quarter was primarily due to decline in origination volume of 9.2%.
The increase in general and administrative expenses for the three months ended March 31, 2023 compared to the sequential quarter was primarily due to holding our annual sales meeting in February 2023.
Servicing

	Three Months Ended
($ and units in thousands)	Mar 31, 2023	Dec 31, 2022
UPB of servicing portfolio (period end)	$79,916,577	$78,892,987
Loans serviced (period end)	328	324
Loan servicing and other fees	$60,087	$57,984
Loan origination fees and gain on sale of loans, net	375	(92)
Other income, net	52	92
Total revenue	60,514	57,984
Valuation adjustment of MSRs	(54,871)	(29,888)
Interest income	7,410	6,698
Net revenue	13,053	34,794
Salaries, incentive compensation and benefits	7,574	7,279
General and administrative	2,880	2,315
Occupancy, equipment and communication	1,258	1,220
Depreciation and amortization	142	171
Provision for foreclosure losses	1,514	2,274
Total expenses	13,368	13,259
Net (loss) income allocated to servicing	$(315)	$21,535
We recorded a $54.9 million downward adjustment to the fair value of our MSRs for the three months ended March 31, 2023 compared to $29.9 million in the sequential quarter. See discussion above under "Valuation Adjustment of Mortgage Servicing Rights".
Loan servicing and other fees increased due to the 1.4% increase in the UPB of our average servicing portfolio at March 31, 2023 and an increase in the number of loans serviced.

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

Table of Contents1
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
As discussed in Note 11, Warehouse Lines of Credit, to the condensed consolidated financial statements included in Part I, Item 1, as of March 31, 2023, we had ten different loan funding facilities in different amounts and with various maturities. As of March 31, 2023, the aggregate available amount under our loan facilities was approximately $1.9 billion, with combined outstanding balances of approximately $0.8 billion. We assess our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary.
As discussed in Note 12, Notes Payable, to the condensed consolidated financial statements included in Part I, Item 1, as of March 31, 2023, we had three different MSR notes payable in different amounts with different maturities. As of March 31, 2023, the aggregate available amount under our MSR notes payable was $475.0 million, with combined outstanding balances of $130.0 million. Subject to certain borrowing base limitations, we had $205.0 million of borrowing capacity available under our MSR notes payable. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of March 31, 2023, we had posted $5.6 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We also have an early buyout facility that is included in our warehouse lines of credit. This facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, as of March 31, 2023, the outstanding balance on the facility was $37.9 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of March 31, 2023 and December 31, 2022.

Table of Contents1
Our debt obligations are summarized below by facility as of March 31, 2023:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$95,618	$345,000		January 2024
	12,501	150,000		August 2023
	225,780	300,000		June 2023
	55,471	200,000	(1)	May 2023
	7,743	200,000		September 2023
	128,771	300,000	(2)	June 2023
	11,176	100,000		July 2023
	27,526	50,000	(3)	N/A
	161,749	200,000	(4)	N/A
	37,876	75,000	(5)	March 2025
MSR notes payable	100,000	175,000	(6)	March 2024
	—	200,000	(7)	August 2027
	30,000	100,000		June 2023
___________________________
(1)Subsequent to March 31, 2023, this facility was amended to extend the maturity date to March 2024 and revise the SOFR floor to 0.375%.
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
(6)Facility provides for committed amount of $100.0 million, which can be increased up to $175.0 million.
(7)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of March 31, 2023 and December 31, 2022.
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

Table of Contents1
Cash Flows
Our cash flows are summarized below:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(29,554)	$871,746
Net cash used in investing activities	(15,241)	(1,050)
Net cash provided by (used in) financing activities	52,061	(868,505)
Increase in cash, cash equivalents and restricted cash	$7,266	$2,191
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Loans held for sale	$(12,539)	$922,417
Other operating sources	(17,015)	(50,671)
Net cash (used in) provided by operating activities	$(29,554)	$871,746
For the three months ended March 31, 2023 loan originations and loan sales were flat at $2.7 billion. For the three months ended March 31, 2022 our loan sales exceeded our loan originations with loan sales at $7.0 billion compared to loan originations at $6.1 billion. When loan sales are higher than loan originations we typically experience a net cash inflow and when loan originations are higher than loan sales we typically experience a net cash outflow. Therefore, in the first quarter of the prior year we experienced a net cash inflow from our loans held for sale compared to the first quarter in the current year during which our cash used was minimal. The decrease in cash used by other operating sources was primarily due to decreases in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment. Cash used in investing activities increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to $2.9 million of cash used to fund the acquisition of Legacy in February 2023 and the issuance of a note receivable for $11.3 million for the acquisition of CCM that had not closed as of March 31, 2023.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Warehouse lines of credit	$49,410	$(770,630)
Other financing sources	2,651	(97,875)
Net cash provided by (used in) financing activities	$52,061	$(868,505)
Borrowings under warehouse lines of credit move directionally with our mortgage loans held for sale. When our loan originations are higher than our loan sales, then borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, then our repayments on those lines would typically be higher than our borrowings. As explained above, during the three months ended March 31, 2023 our loan originations and loan sales were essentially flat causing the cash provided by warehouse lines of

Table of Contents1
credit to be minimal as compared to the three months ended March 31, 2022 where our loan sales exceeded our loan originations which caused there to be a net cash outflow of repayments on our warehouse lines of credit. The decrease in cash used in other financing sources for the three months ended March 31, 2023 compared to the same period in 2022, was primarily driven by net borrowings of $3.8 million compared to net repayments of $90.0 million during the three months ended March 31, 2022 on our MSR notes payable. During the three months ended March 31, 2023 we used $0.6 million to repurchase shares of our Class A common stock. During the three months ended March 31, 2022, we made payments of $7.3 million on acquisition-related contingent liabilities.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. Through March 31, 2023, we repurchased and subsequently retired 594,030 shares of our Class A common stock at an average purchase price of $10.71 per share. As of March 31, 2023, $13.9 million remained available for repurchase.
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
Interest rate lock commitments, loan sale and forward commitments
We enter into IRLCs with borrowers who have applied for residential mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans, adjusted for pull-through, were approximately $1.3 billion and $0.8 billion as of March 31, 2023 and December 31, 2022, respectively.
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

Table of Contents1
given the circumstances at the time they were made, actual results could materially differ from those estimates.
Our critical accounting estimates primarily relate to the fair value estimates of our MSRs, IRLCs, goodwill and contingent liabilities due to acquisitions. See Note 1 – Business, Basis of Presentation, and Accounting Policies to the consolidated financial statements included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report") for information on our critical accounting policies related to these critical accounting estimates.
There have not been any material changes to the methods we used and judgments we made relating to critical accounting estimates during the three months ended March 31, 2023 from those disclosed in our 2022 Annual Report.
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
Our certifying officers, with the participation of our management, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon and as of the date of the evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
A disruption in the secondary home loan market or our ability to sell the loans that we originate may continue to have a detrimental effect on our business.
Demand in the secondary market for home loans and our ability to sell the mortgages that we originate depend on many factors that are beyond our control, including general economic conditions, the willingness of lenders to provide funding for and purchase home loans and changes in regulatory requirements. Our inability to sell the mortgages that we originate in the secondary market in a timely manner and on favorable terms could be detrimental to our business. In particular, we sell the majority of the mortgages that we originate to the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie MAC" and, together with Fannie Mae, the "GSEs") and Ginnie Mae, and the gain recognized from these sales represents a significant portion of our revenues and net earnings. If it is not possible or economical for us to continue selling mortgages to the GSEs or other loan purchasers, our business, prospects, financial condition and results of operations could be materially and adversely affected.
Macroeconomic and U.S. residential real estate market conditions have and may continue to materially and adversely affect our revenue and results of operations.
Our business has been, and will continue to be, affected by a number of factors that are beyond our control, including the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions. Furthermore, our clients’ and potential clients’ income, and thus their ability and willingness to make home purchases and mortgage payments, may be negatively affected by macroeconomic factors such as rising inflation rates and the responses by central banking authorities to control such inflation, rising interest rates, unemployment, wage deflation, changes in property values and taxes, recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and the availability and cost of credit. In addition, continuing low inventory levels of homes for sale and housing generally, together with high home prices have depressed and may continue to depress home loan purchase activity. These macroeconomic factors have and may continue to adversely affect our origination volume.
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

Table of Contents1
terminate us as servicer of the loans we service on their behalf, with or without cause. If we were to have our MSRs terminated on a material portion of our servicing portfolio, or if our costs related to servicing mortgages were increased by the way of additional fees, fines or penalties or an increase in related compliance costs, this could materially and adversely affect our business.
Our mortgage loan origination and servicing activities rely on our loan funding facilities to fund mortgage loans and otherwise operate our business. If one or more of those facilities are terminated other than in the ordinary course, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We depend upon several lenders to provide the primary funding facilities for our loans. In the ordinary course of our business, we manage the number and size of our mortgage warehouse lines of credit in light of various factors, including origination volumes and broader macroeconomic conditions. As of March 31, 2023, we had ten warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $1.9 billion. Our mortgage origination liquidity could also be affected if our lenders curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Additionally, as of March 31, 2023, we were party to (i) a term loan credit agreement with one of our warehouse banks, which agreement is collateralized by our Fannie Mae MSRs and provides for a term loan facility of $100.0 million (which can be increased to up to $175.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $100.0 million.
We believe that we maintain appropriate financing arrangements for our business needs; however, in the event that any of our loan funding facilities is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements were to decrease significantly, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. Further, if we are unable to refinance or obtain additional funds for borrowing, our ability to maintain or grow our business could be limited.
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

Table of Contents1
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
We have acquired and may in the future acquire or make investments in, complementary or what we view as strategic businesses, services or products. The ultimate success of these acquisitions and investments, as applicable will depend, in part, on our ability to successfully combine and integrate the acquired companies into our business, and realize the synergies and anticipated strategic, financial and other benefits from the acquisitions, as well as on changes in macroeconomic and U.S. residential real estate market conditions. If we are unable to achieve these objectives within the anticipated time frame, or at all, the value of our Class A common stock may decline.
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

Table of Contents1
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
Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Although we have expanded our presence in the Northeast, Midwest and Southwest United States with our acquisition of RMS in 2021, Inlanta in December 2022, Legacy Mortgage, LLC in February 2023 and Cherry Creek Mortgage, LLC in April 2023, respectively, we may face a competitive disadvantage as a result of our concentration primarily in the Northwest United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market. Furthermore, a cyclical decline in the industry’s overall loan origination volume, or decreased demand for loans due to a higher interest rate environment, which we believe will continue throughout the balance of 2023 as the Federal Reserve combats rising inflation, have led, and may in the future lead, to increased competition for remaining loan originations. Any increase in these competitive pressures could have an adverse effect on our business, prospects, financial condition, and results of operations.
Our failure to maintain or grow our historical referral relationships with our referral partners may materially and adversely affect our business, operating results, financial condition and prospects.
A substantial portion of our mortgage origination leads are sourced through an established network of referral partners with which we have longstanding relationships. We rely on being a

Table of Contents1
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
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the Coronavirus Air, Relief, and Economic Security Act (the "CARES Act"), enacted on March 27, 2020, and the temporary period of forbearance that was previously offered for clients unable to pay on certain mortgage loans, may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition, and results of operations could be materially and adversely affected as a result. As of March 31, 2023, loans representing approximately 0.8% of the loans in our servicing portfolio were in forbearance.
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

Table of Contents1
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

Table of Contents1
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

Table of Contents1
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
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. As of March 31, 2023, Ginnie Mae accounted for 28.6% of the UPB of our servicing portfolio.
As of March 31, 2023, we have a reserve of $16.7 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
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

Table of Contents1
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

Table of Contents1
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

Table of Contents1
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

Table of Contents1
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
Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and HUD could adversely affect our reverse mortgage business.
We acquired Cherry Creek Mortgage LLC in April 2023 and as a result now originate reverse mortgage loan products. The reverse mortgage industry is largely dependent upon the FHA and HUD, and there can be no guarantee that these entities will retain Congressional authorization to continue the Home Equity Conversion Mortgage (“HECM”) program or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The vast majority of reverse mortgage loan products we originate are HECMs, which are FHA-insured loans that must comply with the FHA’s and other regulatory requirements. Guild may also originate non-HECM reverse mortgage products, for which there is a limited secondary market. The FHA regulations governing the HECM products have changed from time to time. For example, FHA has

Table of Contents1
added disbursement limits that restrict the amount of loan proceeds that a borrower can receive during the first year of the loan, implemented collateral risk assessment guidelines that require HECM lenders to obtain a second property appraisal if FHA determines that additional support for the collateral value is needed, and added credit-based underwriting criteria designed to assess borrowers’ ability and willingness to meet their financial obligations. Our reverse mortgage business is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures and permissible fees. If we fail to comply with applicable laws and regulations relating to the origination of reverse mortgages, we could be subject to adverse regulatory actions, including potential fines, penalties or sanctions, and our business, reputation, and financial condition could be adversely affected. We continue to evaluate our reverse mortgage business and the future loan production under such business remains uncertain.
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

Table of Contents1
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
We are a “controlled company” within the meaning of the New York Stock Exchange ("NYSE") rules and, as a result, we are permitted to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
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
These requirements will not apply to us as long as we remain a controlled company. Accordingly, investors in our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. We have currently elected not to rely on the exemptions above, however we may choose to do so at any time.

Table of Contents1
Our directors and executive officers have significant control over our business.
Our directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 34.9% of the outstanding shares of our Class A common stock and 100% of the outstanding shares of our Class B common stock (to the extent the Chairman of our Board of Directors may be deemed to beneficially own all of the shares of our Class B common stock beneficially owned by MCMI), representing an aggregate of approximately 96.9% of the combined voting power of our outstanding common stock. As a result, in addition to their day-to-day management roles, our executive officers and directors will be able to exercise significant influence on our business as stockholders, including influence over election of members of the Board of Directors and the authorization of other corporate actions requiring stockholder approval.
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

Table of Contents1
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

Table of Contents1
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
We cannot predict the potential effects our dual class structure may have on our Class A common stock, such as a lower or more volatile market price. In 2017, S&P Dow Jones and FTSE Russell announced that they would begin excluding most newly public companies with multiple classes of shares of common stock from being added to certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-

Table of Contents1
traded funds and other investment vehicles that attempt to passively track these indices likely will not invest in our stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, however, it is possible that exclusion from such indices could make our Class A common stock less attractive to investors. As a result, the market price of our Class A common stock could be adversely affected.
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
During fiscal year 2022, we developed and executed measures designed to address the above-described material weakness and enhance our internal controls over financial reporting. These measures included the following: (1) investing in and continuing to hire additional finance,

Table of Contents1
accounting and IT resources with appropriate knowledge and expertise to effectively design, operate and document financial reporting processes and internal controls, (2) enhancing risk assessment, including over source systems to identify the appropriate complement of controls to address access and other information technology specific risks, (3) designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience, including over segregation of duties and information technology solutions, (4) implementing and monitoring our approach to remediation of control activities, (5) engaging third party specialists to conduct a comprehensive review, update and enhancement of the design and documentation of key business processes to ensure the components of internal control over financial reporting are present and functioning, and (6) reporting regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies.
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
We have devoted significant resources to develop our risk management policies and procedures and expect to continue to devote such resources to the risk management program in the future. Nonetheless, our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including market, interest rate, credit, liquidity, operational, cybersecurity, legal, regulatory and compliance risks, as well as other

Table of Contents1
risks that we may not have identified or anticipated. As our products and services change and grow and the markets in which we operate evolve, our risk management strategies may not always adapt to those changes in a timely or effective manner. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be different or significantly greater than the historical measures indicate. Although we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. Any of these circumstances could have an adverse effect on our business, financial condition and results of operations.
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

Table of Contents1
significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to repurchases of shares of our Class A common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
January 1, 2023 to January 31, 2023	16,346	$10.83	16,346	$14,241
February 1, 2023 to February 28, 2023	13,727	$11.56	13,727	$14,080
March 1, 2023 to March 31, 2023	20,093	$11.31	20,093	$13,851
Total	50,166	$11.26	50,166
(1)     Average price paid per share includes costs associated with the repurchases.
(2)    On May 5, 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. As of March 31, 2023, $13.9 million remained available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

Table of Contents1
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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

GUILD HOLDINGS COMPANY

Dated: May 9, 2023	By:	/s/ Mary Ann McGarry
	Name:	Mary Ann McGarry
	Title:	Chief Executive Officer

Dated: May 9, 2023	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer