Form 10-Q
period 2023-06-30
Guild Holdings Co
filed 2023-08-07
CIK 1821160

Table of Contents1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
As of August 2, 2023, the registrant had 20,625,581 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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

Table of Contents1
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

Table of Contents1
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$105,963	$137,891
Restricted cash	5,868	8,863
Mortgage loans held for sale	1,125,992	845,775
Reverse mortgage loans held for investment	36,709	—
Ginnie Mae loans subject to repurchase right	598,634	650,179
Accounts, notes and interest receivable	65,035	58,304
Derivative assets	13,702	3,120
Mortgage servicing rights, net	1,184,503	1,139,539
Intangible assets, net	29,100	33,075
Goodwill	184,894	176,769
Other assets	182,239	186,076
Total assets	$3,532,639	$3,239,591
Liabilities and stockholders’ equity
Warehouse lines of credit	$1,053,060	$713,151
Notes payable	123,750	126,250
Ginnie Mae loans subject to repurchase right	598,879	650,179
Accounts payable and accrued expenses	33,629	34,095
Accrued compensation and benefits	34,251	29,597
Investor reserves	18,364	16,094
Contingent liabilities due to acquisitions	7,793	526
Derivative liabilities	—	5,173
Operating lease liabilities	83,759	85,977
Note due to related party	—	530
Deferred compensation plan	94,873	95,769
Deferred tax liabilities	232,816	232,963
Total liabilities	2,281,174	1,990,304
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,645,142 and 20,583,130 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	206	206
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding as of June 30, 2023 and December 31, 2022	403	403
Additional paid-in capital	45,141	42,727
Retained earnings	1,205,654	1,205,885
Non-controlling interest	61	66
Total stockholders’ equity	1,251,465	1,249,287
Total liabilities and stockholders’ equity	$3,532,639	$3,239,591

See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenue
Loan origination fees and gain on sale of loans, net	$136,925	$207,972	$229,576	$450,611
Gain on reverse mortgage loans held for investment	2,306	—	2,306	—
Loan servicing and other fees	60,211	54,595	120,298	107,772
Valuation adjustment of mortgage servicing rights	27,890	21,074	(26,981)	205,675
Interest income	26,584	14,823	44,829	30,086
Interest expense	(17,329)	(10,949)	(29,591)	(25,087)
Other income, net	224	22	259	242
Net revenue	236,811	287,537	340,696	769,299
Expenses
Salaries, incentive compensation and benefits	144,903	178,192	256,023	365,521
General and administrative	20,448	6,371	41,331	741
Occupancy, equipment and communication	18,402	18,973	35,832	37,285
Depreciation and amortization	3,661	3,808	7,399	7,721
(Reversal of) provision for foreclosure losses	(1,044)	1,796	470	1,475
Total expenses	186,370	209,140	341,055	412,743
Income (loss) before income tax expense (benefit)	50,441	78,397	(359)	356,556
Income tax expense (benefit)	13,505	20,108	(100)	90,294
Net income (loss)	36,936	58,289	(259)	266,262
Net income (loss) attributable to non-controlling interest	—	17	(5)	32
Net income (loss) attributable to Guild	$36,936	$58,272	$(254)	$266,230

Net income (loss) per share attributable to Class A and Class B Common Stock:
Basic	$0.61	$0.95	$—	$4.36
Diluted	$0.60	$0.95	$—	$4.31
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,962	61,064	60,931	61,060
Diluted	61,801	61,650	60,931	61,779
See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2021	20,723,912	$207	40,333,019	$403	$42,175	$877,194	$34	$920,013
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(40)	40	—	—
Net income	—	—	—	—	—	207,958	15	207,973
Balance at March 31, 2022	20,723,912	$207	40,333,019	$403	$43,407	$1,085,192	$49	$1,129,258
Stock-based compensation	—	—	—	—	1,728	—	—	1,728
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(25)	25	—	—
Vesting of restricted stock units	34,055	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock	(141,952)	(1)	—	—	(1,444)	—	—	(1,445)
Net income	—	—	—	—	—	58,272	17	58,289
Balance at June 30, 2022	20,616,015	$206	40,333,019	$403	$43,666	$1,143,489	$66	1,187,830

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2022	20,583,130	$206	40,333,019	$403	$42,727	$1,205,885	$66	$1,249,287
Stock-based compensation	—	—	—	—	1,756	—	—	1,756
Vesting of restricted stock units	333	—	—	—	—	—	—	—
Shares of Class A common stock withheld related to net share settlement	(137)	—	—	—	(1)	—	—	(1)
Repurchase and retirement of Class A common stock	(50,166)	(1)	—	—	(567)	—	—	(568)
Net loss	—	—	—	—	—	(37,190)	(5)	(37,195)
Balance at March 31, 2023	20,533,160	$205	40,333,019	$403	$43,915	$1,168,695	$61	$1,213,279
Stock-based compensation	—	—	—	—	2,323	—	—	2,323
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(23)	23	—	—
Vesting of restricted stock units	211,733	2	—	—	(2)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(48,163)	—	—	—	(523)	—	—	(523)
Repurchase and retirement of Class A common stock	(51,588)	(1)	—	—	(549)	—	—	(550)
Net income	—	—	—	—	—	36,936	—	36,936
Balance at June 30, 2023	20,645,142	$206	40,333,019	$403	$45,141	$1,205,654	$61	$1,251,465

See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net (loss) income	$(259)	$266,262
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,399	7,721
Valuation adjustment of mortgage servicing rights	26,981	(205,675)
Valuation adjustment of mortgage loans held for sale	6,106	33,648
Valuation adjustment of reverse mortgage loans held for investment	(2,306)	—
Unrealized (gain) loss on derivatives	(15,755)	6,924
Amortization of right-of-use assets	10,888	8,531
Provision (relief) for investor reserves	5,018	(896)
Provision for foreclosure losses	470	1,475
Valuation adjustment of contingent liabilities, net due to acquisitions	1,248	(45,402)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(151,020)	(340,002)
Earnings from joint ventures	(165)	—
Deferred income taxes	(147)	85,257
Other	2,180	(4,938)
Benefit from investor reserves	(2,748)	(622)
Foreclosure loss reserve	(2,509)	(833)
Stock-based compensation	4,079	3,000
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(7,012,503)	(11,908,191)
Proceeds on sale of and payments from mortgage loans held for sale	6,877,200	13,168,952
Accounts, notes and interest receivable	9,618	44,200
Other assets	6,199	2,208
Mortgage servicing rights	(71,945)	(149,295)
Accounts payable and accrued expenses	(2,329)	(12,351)
Accrued compensation and benefits	3,939	(28,368)
Income taxes	2,225	7,056
Contingent liability payments	—	(5,241)
Operating lease liabilities	(11,579)	(8,028)
Deferred compensation plan liability	(5,262)	4,035
Real estate owned, net	(922)	21
Net cash (used in) provided by operating activities	(315,899)	929,448
Cash flows from investing activities
Acquisition of businesses	(5,480)	—
Origination of reverse mortgage loans held for investment	(34,402)	—
Investments in joint ventures	(854)	—
Issuance of note receivable	(11,250)	—
Proceeds from the sale of property and equipment	3	176
Purchases of property and equipment	(2,426)	(2,546)
Net cash used in investing activities	(54,409)	(2,370)
Cash flows from financing activities
Borrowings on warehouse lines of credit	6,954,199	11,756,682
Repayments on warehouse lines of credit	(6,614,142)	(12,536,045)
Borrowings on MSR notes payable	30,000	—
Repayments on MSR notes payable	(32,500)	(131,250)
Contingent liability payments	—	(7,300)
Net change in notes payable	(530)	(1,261)
Taxes paid related to net share settlement of equity awards	(524)	—
Repurchases of Class A common stock	(1,118)	(1,445)
Net cash provided by (used in) financing activities	335,385	(920,619)
(Decrease) increase in cash, cash equivalents and restricted cash	(34,923)	6,459

Table of Contents1

Cash, cash equivalents and restricted cash, beginning of period	146,754	248,120
Cash, cash equivalents and restricted cash, end of period	$111,831	$254,579

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$105,963	$248,987
Restricted cash	5,868	5,592
Total cash, cash equivalents and restricted cash	$111,831	$254,579
Supplemental information
Cash paid for interest, net	$7,173	$19,690
Cash paid for income taxes, net of refunds	$(2,144)	$(2,068)
Supplemental disclosure of non-cash investing activities:
Measurement period adjustments to goodwill	$760	$(1,710)
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
The Company consolidates one VIE. At June 30, 2023, the VIE had immaterial assets and liabilities.
All intercompany accounts and transactions have been eliminated in consolidation.
Investments in Joint Ventures
The Company has investments in joint ventures involved in the mortgage lending business, which are included in other assets in the Condensed Consolidated Balance Sheets. The Company's investments in these joint ventures are accounted for under the equity method of accounting as the Company does not have a majority voting interest, operational control or financial control. As a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. The Company's share of the net earnings or losses of the investee are included in other income, net in the Condensed Consolidated Statements of Income (Loss).
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

Table of Contents1
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $899.2 million and $580.2 million at June 30, 2023 and December 31, 2022, respectively.
Reverse Mortgage Loans Held for Investment
In April 2023, the Company acquired certain assets of Cherry Creek Mortgage, LLC ("CCM") (see Note 3 - Acquisitions), which expanded its range of services by offering reverse mortgages to its customers. Reverse mortgage loans are residential mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Reverse mortgage loans can have either fixed interest rates or adjustable interest rates. In the case of most fixed-rate reverse mortgage loans, the borrower must draw the loan proceeds up front in one lump sum, while many adjustable-rate mortgage loans provide the borrower with a line of credit that can be drawn over time.
The Company has elected to measure these loans at fair value, on a recurring basis, with changes in fair value recorded as a charge or credit to gain on reverse mortgage loans held for investment in the Condensed Consolidated Statements of Income (Loss). The reverse mortgage loan activity is included in the Company's origination segment.
Upfront costs and fees related to reverse mortgage loans held for investment, including broker fees, are recognized in gain on reverse mortgage loans held for investment in the Condensed Consolidated Statements of Income (Loss) as incurred and are not capitalized.
Recent Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules from December 31, 2022 to December 31, 2024. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. For contracts to which ASC Topic 470, Debt applies, the Company has applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. The Company transitioned its funding facilities and financing facilities that utilized LIBOR as the reference rate to alternative reference rates prior to the LIBOR cessation date of June 30, 2023 and there was no material impact on the Company's consolidated financial statements.
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

Table of Contents1
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At June 30, 2023 and December 31, 2022, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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
Notes Receivable — Notes receivable are classified within Level Three of the valuation hierarchy as the Company's valuation includes significant unobservable inputs, including consideration of estimates of future earn-out payments, discount rates and expectations about settlement.
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — "IRLCs" are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the

Table of Contents1
loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of June 30, 2023 and December 31, 2022, was 85.4% and 93.4%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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
Reverse Mortgage Loans Held for Investment — Reverse mortgage loans held for investment are carried at fair value and classified within Level Three of the valuation hierarchy. See Note 9 for additional information on the Company's reverse mortgage loans held for investment.
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
Investment in Warrants — The Company was a party to a joint marketing agreement with a private independent insurance carrier whereby the Company marketed their products and submitted leads for borrowers needing insurance. In connection with satisfying the conditions set forth under such agreement, the Company received warrants that may be exercised to

Table of Contents1
purchase shares of common stock of the private company. The Company’s equity investment in the warrants is carried at its estimated fair value, which was determined using the price per share paid by an investor in an equity sale transaction completed by the private company, resulting in a Level Three classification. The warrants are exercisable until June 2025. The Company’s investment in the warrants will be revalued at each balance sheet date with changes in the fair value reported in other income, net in the Condensed Consolidated Statements of Income (Loss) each reporting period. The Company's investment in warrants is included within other assets in the Condensed Consolidated Balance Sheets.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities, which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At June 30, 2023 and December 31, 2022 the range of the risk adjusted discount rate was 10.1% - 25.0%, with a median of 25.0%, and 14.5% - 25.0%, with a median of 15.0%, respectively. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2023:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$84	$—	$—	$84
Notes receivable	—	—	9,824	9,824
Derivative
Forward delivery commitments and best efforts sales commitments	—	8,089	—	8,089
Interest rate lock commitments	—	—	5,613	5,613
Mortgage loans held for sale	—	1,125,992	—	1,125,992
Reverse mortgage loans held for investment	—	—	36,709	36,709
Mortgage servicing rights	—	—	1,184,503	1,184,503
Investment in warrants	—	—	961	961
Total assets at fair value	$84	$1,134,081	$1,237,610	$2,371,775
Liabilities:
Contingent liabilities due to acquisitions	$—	$—	$7,793	$7,793
Total liabilities at fair value	$—	$—	$7,793	$7,793

Table of Contents1
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$96	$—	$—	$96
Derivative
Forward delivery commitments	—	1,602	—	1,602
Interest rate lock commitments	—	—	1,518	1,518
Mortgage loans held for sale	—	845,775	—	845,775
Mortgage servicing rights	—	—	1,139,539	1,139,539
Investment in warrants	—	—	961	961
Total assets at fair value	$96	$847,377	$1,142,018	$1,989,491
Liabilities:
Derivative
Forward delivery commitments and best efforts sales commitments	$—	$5,173	$—	$5,173
Contingent liabilities due to acquisitions	—	—	526	526
Total liabilities at fair value	$—	$5,173	$526	$5,699
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022:

	IRLCs	Contingent Liabilities	Note Receivable
Balance at March 31, 2023	$12,206	$2,218	$11,250
Net transfers and revaluation losses	(6,593)	—	—
Additions	—	4,401	—
Valuation adjustments	—	1,174	(1,426)
Balance at June 30, 2023	$5,613	$7,793	$9,824

Balance at December 31, 2022	$1,518	$526	$—
Net transfers and revaluation gains	4,095	—	—
Additions	—	6,103	11,250
Valuation adjustments	—	1,164	(1,426)
Balance at June 30, 2023	$5,613	$7,793	$9,824

Balance at March 31, 2022	$(11,851)	$20,438	$—
Net transfers and revaluation losses	26,451	—	—
Payments	—	(2,370)	—
Valuation adjustments	—	(16,511)
Balance at June 30, 2022	$14,600	$1,557	$—

Balance at December 31, 2021	$22,119	$59,500	$—
Net transfers and revaluation losses	(7,519)	—	—
Payments	—	(12,541)	—
Valuation adjustments	—	(45,402)
Balance at June 30, 2022	$14,600	$1,557	$—

Table of Contents1
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three and six months ended June 30, 2023 and 2022.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At June 30, 2023 and December 31, 2022, the Company had the following financial assets measured at fair value on a non-recurring basis:
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at June 30, 2023:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$598,634	$—	$598,634
Total assets at fair value	$—	$598,634	$—	$598,634
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$598,879	$—	$598,879
Total liabilities at fair value	$—	$598,879	$—	$598,879
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total assets at fair value	$—	$650,179	$—	$650,179
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total liabilities at fair value	$—	$650,179	$—	$650,179
Fair Value Option
The following is the estimated fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic

Table of Contents1
performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at June 30, 2023	$1,125,992	$1,155,240	$(29,248)
Balance at December 31, 2022	$845,775	$868,833	$(23,058)
_______________________________
(1)Represents the amount of losses included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.
NOTE 3 - ACQUISITIONS
Cherry Creek Mortgage, LLC.
On April 3, 2023, the Company acquired substantially all the assets of Cherry Creek Mortgage, LLC. (“CCM”) under the terms of an asset purchase agreement to expand the Company’s operations throughout the United States. The total fair value of consideration transferred was $8.3 million, which consisted of $2.6 million of cash, contingent consideration of $4.4 million and an original issuance discount on note receivable of $1.3 million. The note receivable issued to CCM in March 2023 represents advances made to CCM (see Note 4 for additional information on the note receivable).
CCM is entitled to earn-out payments for four years based on certain performance criteria. There is no guarantee CCM will achieve any earn-out payments during the earn-out period. Earn-out payments will be first allocated to repay the principal and accrued interest on the note receivable.
The acquisition has been accounted for as a business combination, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of CCM acquired in connection with the acquisition based on their preliminary fair values and are subject to change during the measurement period. Of the $8.3 million purchase price, we allocated $5.6 million to net assets and $2.7 million to goodwill. The goodwill resulting from the purchase price allocation reflects the expected synergistic benefits of expanding our geographic locations and the existing workforce. The acquired goodwill was allocated to the Origination segment and is deductible for tax purposes.
Legacy Mortgage, LLC
On February 13, 2023, the Company, acquired certain assets of Legacy Mortgage, LLC (“Legacy”) under the terms of an asset purchase agreement to expand the Company’s operations in the Southwest region. The total fair value of consideration transferred was $5.0 million, which consisted of $3.3 million of cash and contingent consideration of $1.7 million.
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
The results of CCM and Legacy are included in the Company’s condensed consolidated financial statements since the date of the acquisitions and did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. Transaction costs associated with these transactions were not material and were expensed as incurred within general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).

Table of Contents1
NOTE 4 - ACCOUNTS, NOTES AND INTEREST RECEIVABLE
Accounts, notes and interest receivable consisted of the following:

	June 30, 2023	December 31, 2022
Trust advances	$25,045	$44,164
Foreclosure advances, net	13,792	12,320
Receivables related to loan sales	4,219	562
Notes receivable	9,844	—
Accrued interest - notes receivable	313	—
Other	11,822	1,258
Total accounts, notes and interest receivable	$65,035	$58,304
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts, notes and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance — beginning of period	$8,665	$10,271	$8,698	$10,355
Utilization of foreclosure reserve	(962)	(1,070)	(2,509)	(833)
(Reversal of) provision for foreclosure losses	(1,044)	1,796	470	1,475
Balance — end of period	$6,659	$10,997	$6,659	$10,997
Notes Receivable
In March 2023, the Company issued a note receivable to CCM in the amount of $11.3 million in connection with the acquisition of CCM, which closed in April 2023. The Company recognized a discount on the note receivable of approximately $1.3 million on the date the acquisition closed. The note bears interest at a variable rate tied to the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. Also, pursuant to the acquisition, CCM will be entitled to earn-out payments for four years based on certain performance criteria. The earn-out payments will be first allocated to repay the interest and principal due on the note receivable. The note receivable matures in April 2027. If an earn-out payment is not due to CCM, 50% of the interest payment may be "paid-in-kind", and thereby added to the principal balance.
NOTE 5 - OTHER ASSETS
Other assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$25,431	$31,499
Company owned life insurance	40,237	37,871
Property and equipment, net	13,750	12,118
Right-of-use assets	73,133	74,660
Income tax receivable	24,306	26,531
Real estate owned	1,472	306
Land	1,969	2,034
Trading securities	84	96
Investments in joint ventures, net	896	—
Investment in warrants	961	961
Total other assets	$182,239	$186,076

Table of Contents1
Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Computer equipment	$30,543	$29,447
Furniture and equipment	25,725	25,072
Leasehold improvements	19,624	18,713
Internal-use software in production	1,998	772
Internal-use software	11,448	10,357
Property and equipment, gross	89,338	84,361
Accumulated depreciation	(75,588)	(72,243)
Property and equipment, net	$13,750	$12,118
Depreciation and amortization expense for property and equipment was $1.7 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively.
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
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized hedging gains (losses)	$9,703	$(46,957)	$15,755	$(6,924)
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at June 30, 2023 and December 31, 2022:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at June 30, 2023
IRLCs	$1,338,917	$5,613	$—
Forward delivery commitments and best efforts sales commitments	$1,621,954	$8,089	$—
Balance at December 31, 2022
IRLCs	$810,514	$1,518	$—
Forward delivery commitments and best efforts sales commitments	$1,127,154	$1,602	$5,173
The Company had an additional $273.7 million and $256.3 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at June 30, 2023 and December 31, 2022, respectively. The Company also had $325.0 million and $470.8 million in closed hedge instruments not yet settled at June 30, 2023 and December 31, 2022, respectively. See Note 2 for fair value disclosure of the derivative instruments.

Table of Contents1
The following table presents the quantitative information about IRLCs and the fair value measurements:

	June 30, 2023	December 31, 2022
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (85.4%)	0% - 100% (93.4%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and six months ended June 30, 2023 and 2022.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
June 30, 2023
Forward delivery commitments and best efforts sales commitments	$8,352	$(263)	$8,089
Total assets	$8,352	$(263)	$8,089

December 31, 2022
Forward delivery commitments	$1,887	$(285)	$1,602
Total assets	$1,887	$(285)	$1,602

Forward delivery commitments and best efforts sales commitments	$(11,399)	$4,959	$(6,440)
Margin calls	1,267	—	1,267
Total liabilities	$(10,132)	$4,959	$(5,173)
NOTE 7 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance — beginning of period	$1,112,161	$937,556	$1,139,539	$675,340
MSRs originated	44,452	71,680	71,945	149,295
Changes in fair value:
Due to collection/realization of cash flows	(15,890)	(25,827)	(27,060)	(50,721)
Due to changes in valuation model inputs or assumptions	43,780	46,901	79	256,396
Balance — end of period	$1,184,503	$1,030,310	$1,184,503	$1,030,310
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs:

Table of Contents1

	June 30, 2023	December 31, 2022
Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.6% (10.7%)	9.6% - 15.7% (10.6%)
Prepayment rate	6.5% - 27.6% (7.9%)	6.6% - 28.6% (7.5%)
Cost to service (per loan)	$72.0 - $273.4 ($91.8)	$66.7 - $330.4 ($92.0)
At June 30, 2023 and December 31, 2022, the MSRs had a weighted average life of approximately 8.3 years and 8.5 years, respectively. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Servicing fees from servicing portfolio	$59,410	$53,368	$118,390	$104,932
Late fees	1,619	1,368	3,287	2,883
Other ancillary servicing revenue and fees	(818)	(141)	(1,379)	(43)
Total loan servicing and other fees	$60,211	$54,595	$120,298	$107,772
At June 30, 2023 and December 31, 2022, the UPB of mortgage loans serviced totaled $82.0 billion and $78.9 billion, respectively. Conforming conventional loans serviced by the Company are sold to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the Federal Housing Association ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA").
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

Table of Contents1
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at June 30, 2023 and December 31, 2022, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2023
Mortgage servicing rights	$(37,298)	$(72,947)	$(50,152)	$(96,983)	$(11,744)	$(23,777)
December 31, 2022
Mortgage servicing rights	$(36,298)	$(70,878)	$(50,392)	$(96,848)	$(11,880)	$(24,162)
NOTE 8 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is set forth below:

	Six Months Ended June 30,
	2023	2022
Balance at the beginning of period	$845,775	$2,204,216
Origination of mortgage loans held for sale	7,012,503	11,908,191
Proceeds on sale of and payments from mortgage loans held for sale	(6,877,200)	(13,168,952)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	151,020	340,002
Valuation adjustment of mortgage loans held for sale	(6,106)	(33,648)
Balance at the end of period	$1,125,992	$1,249,809
At June 30, 2023, mortgage loans held for sale included UPB of the underlying loans of $1.2 billion and had a fair value of $1.1 billion. At December 31, 2022, mortgage loans held for sale included UPB of the underlying loans of $868.8 million and had a fair value of $845.8 million.
NOTE 9 - REVERSE MORTGAGE LOANS HELD FOR INVESTMENT

Three and Six Months Ended June 30, 2023
Beginning balance	$—
Originations	34,192
Additional funding	211
Fair value gain recognized in earnings(1)	2,306
Ending balance	$36,709

Unsecuritized loans	$36,709
Total	$36,709
______________________________
(1)See further breakdown in the table below

Table of Contents1
Gain on Reverse Mortgage Loans Held for Investment

Three and Six Months Ended June 30, 2023
Change in fair value of reverse mortgage loans held for investment	$2,306
Fair value gain recognized in earnings	2,306
Gain on reverse mortgage loans held for investment	$2,306
NOTE 10 - INVESTOR RESERVES
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance — beginning of period	$16,671	$17,380	$16,094	$18,437
Benefit from investor reserves	(1,423)	(2,192)	(2,748)	(622)
Provision for (relief from) investor reserves	3,116	1,731	5,018	(896)
Balance — end of period	$18,364	$16,919	$18,364	$16,919
NOTE 11 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

Balance at December 31, 2022	$176,769
Measurement period adjustments for Inlanta(1)	760
Goodwill acquired from Legacy (see Note 3)	4,621
Goodwill acquired from CCM (see Note 3)	2,744
Balance at June 30, 2023	$184,894
______________________________
(1)During the three months ended March 31, 2023, the Company recorded measurement period adjustments which increased goodwill by $1.5 million for certain retention bonuses and decreased goodwill by $0.8 million for the partial return of the purchase price required within 90 days of the acquisition based on a provision in the asset purchase agreement related to the Company's acquisition of Inlanta Mortgage, Inc. during December 2022. These adjustments did not impact the Company's statements of income (loss).

Table of Contents1
Intangible Assets
The following table presents our intangible assets, net as of June 30, 2023:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Referral network	$42,300	$14,100	$28,200	3.8
Non-compete agreements	2,700	1,800	900	0.1
	$45,000	$15,900	$29,100	3.8
Amortization expense related to intangible assets was $2.0 million for each of the three months ended June 30, 2023 and 2022, and $4.0 million for each of the six months ended June 30, 2023 and 2022.
NOTE 12 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at June 30, 2023 and December 31, 2022. Changes subsequent to June 30, 2023 have been described in the notes referenced with the below table.

	Maturity as of June 30, 2023	June 30, 2023	December 31, 2022
$345 million master repurchase facility agreement(1)	January 2024	$172,099	$47,565
$150 million master repurchase facility agreement(2)	August 2023	87,082	10,848
$300 million master repurchase facility agreement(3)	June 2024	201,382	189,512
$200 million master repurchase facility agreement(4)	May 2024	103,055	110,605
$200 million master repurchase facility agreement(5)	September 2023	96,035	16,131
$300 million master repurchase facility agreement(6)	September 2023	165,315	81,353
$100 million master repurchase facility agreement(7)	July 2023	5,371	56,237
$50 million master repurchase facility agreement(8)	N/A	33,178	—
$75 million master repurchase facility agreement(9)	March 2025	36,362	40,096
$200 million master repurchase facility agreement(10)	N/A	154,979	162,454
		1,054,858	714,801
Prepaid commitment fees		(1,798)	(1,650)
Net warehouse lines of credit		$1,053,060	$713,151
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
(4)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 0.375% plus the applicable interest rate margin.
(5)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.40%, plus the applicable interest rate margin.
(6)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.50%, plus the applicable interest rate margin.
(7)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.25%, plus the applicable interest rate margin. Subsequent to June 30, 2023, this facility was paid in full and terminated.

Table of Contents1
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
The weighted average interest rate for warehouse lines of credit was 7.02% and 3.31% at June 30, 2023 and December 31, 2022, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $6.9 million and $50.7 million in its warehouse buy down accounts as offsets to certain lines of credit at June 30, 2023 and December 31, 2022, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At June 30, 2023 and December 31, 2022, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled”. The Company can elect to assign FNMA Mortgage Backed Security ("MBS") trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of June 30, 2023 and December 31, 2022.
NOTE 13 - NOTES PAYABLE
Revolving Notes:
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At June 30, 2023 and December 31, 2022, the Company had no balance and $20.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $100.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2023. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 35% of the available combined warehouse and MSR facility. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At June 30, 2023 and December 31, 2022, the Company had $30.0 million and no balance, respectively, in outstanding borrowings on this credit facility.
Term Note:
The Company has a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. The term note has a committed amount of $125.0 million and the agreement

Table of Contents1
allows for the Company to increase the committed amount up to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note matures in March 2024. Interest on the principal is paid monthly and is based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 are due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also has an unused facility fee on the average unused balance, which is also paid quarterly. At June 30, 2023 and December 31, 2022, the Company had an outstanding balance of $93.8 million and $106.3 million, respectively, on this facility.
The minimum calendar year payments of the Company’s term note as of June 30, 2023 are as follows:

2023	$12,500
2024	81,250
Total	$93,750
NOTE 14 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
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
The following table sets forth the components of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Guild	$36,936	$58,272	$(254)	$266,230

Weighted-average shares outstanding, Class A Common Stock	20,629	20,731	20,598	20,727
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333	40,333	40,333
Weighted-average shares outstanding - basic	60,962	61,064	60,931	61,060

Add dilutive effects of non-vested shares of restricted stock - Class A	839	586	—	719
Weighted-average shares outstanding - diluted	61,801	61,650	60,931	61,779

Basic earnings per share:
Class A and Class B Common Stock	$0.61	$0.95	$—	$4.36
Diluted earnings per share:
Class A and Class B Common Stock	$0.60	$0.95	$—	$4.31
Approximately 0.8 million potential shares of Class A common stock related to unvested RSUs were excluded from the calculation of diluted loss per share for the six months ended June 30, 2023 because they were anti-dilutive due to the net loss. No shares of Class A common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the three months ended June 30, 2023 and the three and six months ended June 30, 2022.
Capital Stock
The Company has two classes of common stock: Class A and Class B. The Company's Class A common stock is traded on the New York Stock Exchange under the symbol “GHLD.” There is no public market for the Company’s Class B common stock. However, under the terms of the Company’s Certificate of Incorporation, the holder of Class B common stock may convert any portion or all of the

Table of Contents1
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
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the next 24 months from such date. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the three and six months ended June 30, 2023, the Company repurchased and subsequently retired 51,588 and 101,754 shares of the Company’s Class A common stock at an average purchase price of $10.58 per share and $10.88 per share, respectively. As of June 30, 2023, $13.3 million remained available for repurchase.
NOTE 15 - STOCK-BASED COMPENSATION
Stock-Based Compensation
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Omnibus Incentive Plan. The stock-based compensation costs recognized during the three and six months ended June 30, 2023 was $2.3 million and $4.1 million, respectively, and $1.7 million and $3.0 million for the three and six months ended June 30, 2022, and are included in salaries, incentive compensation and benefits. The income tax benefit recognized related to this expense was approximately $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $15.7 million of unrecognized compensation costs related to non-vested RSUs, which the Company expects to recognize over a weighted average period of 1.8 years.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at June 30, 2023 and December 31, 2022 were approximately $1.3 billion and $0.8 billion, respectively.

Table of Contents1
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at June 30, 2023 and December 31, 2022 were approximately $1.6 billion and $1.1 billion, respectively.
Legal
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 17 - MINIMUM NET WORTH REQUIREMENTS
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

Table of Contents1
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
NOTE 18 - SEGMENTS
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of June 30, 2023 the Company serviced at least one loan in forty-nine different states. The servicing segment provides a steady stream of cash flow to support the origination segment and more importantly it allows for the Company to build long standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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

Table of Contents1
The following table presents the financial performance and results by segment for the three months ended June 30, 2023:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$136,499	$426	$136,925	$—	$136,925
Gain on reverse mortgage loans held for investment	2,306	—	2,306	—	2,306
Loan servicing and other fees	—	60,249	60,249	(38)	60,211
Valuation adjustment of mortgage servicing rights	—	27,890	27,890	—	27,890
Interest income (expense)	1,331	10,266	11,597	(2,342)	9,255
Other income, net	168	49	217	7	224
Net revenue	140,304	98,880	239,184	(2,373)	236,811
Expenses
Salaries, incentive compensation and benefits	127,024	7,495	134,519	10,384	144,903
General and administrative	15,061	2,240	17,301	3,147	20,448
Occupancy, equipment and communication	16,187	1,223	17,410	992	18,402
Depreciation and amortization	3,364	218	3,582	79	3,661
Reversal of foreclosure losses	—	(1,044)	(1,044)	—	(1,044)
Income tax expense	—	—	—	13,505	13,505
Net (loss) income	$(21,332)	$88,748	$67,416	$(30,480)	$36,936
The following table presents the financial performance and results by segment for the six months ended June 30, 2023:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$228,775	$801	$229,576	$—	$229,576
Gain on reverse mortgage loans held for investment	2,306	—	2,306	—	2,306
Loan servicing and other fees	—	120,336	120,336	(38)	120,298
Valuation adjustment of mortgage servicing rights	—	(26,981)	(26,981)	—	(26,981)
Interest income (expense)	2,631	17,676	20,307	(5,069)	15,238
Other income, net	166	101	267	(8)	259
Net revenue	233,878	111,933	345,811	(5,115)	340,696
Expenses
Salaries, incentive compensation and benefits	220,281	15,069	235,350	20,673	256,023
General and administrative	29,555	5,120	34,675	6,656	41,331
Occupancy, equipment and communication	31,361	2,481	33,842	1,990	35,832
Depreciation and amortization	6,763	360	7,123	276	7,399
Provision for foreclosure losses	—	470	470	—	470
Income tax benefit	—	—	—	(100)	(100)
Net (loss) income	$(54,082)	$88,433	$34,351	$(34,610)	$(259)

Table of Contents1

The following table presents the financial performance and results by segment for the three months ended June 30, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$206,445	$1,527	$207,972	$—	$207,972
Loan servicing and other fees	—	54,595	54,595	—	54,595
Valuation adjustment of mortgage servicing rights	—	21,074	21,074	—	21,074
Interest income (expense)	5,678	(358)	5,320	(1,446)	3,874
Other income, net	(25)	56	31	(9)	22
Net revenue	212,098	76,894	288,992	(1,455)	287,537
Expenses
Salaries, incentive compensation and benefits	165,133	7,509	172,642	5,550	178,192
General and administrative	1,460	2,254	3,714	2,657	6,371
Occupancy, equipment and communication	16,495	1,293	17,788	1,185	18,973
Depreciation and amortization	3,395	162	3,557	251	3,808
Provision for foreclosure losses	—	1,796	1,796	—	1,796
Income tax expense	—	—	—	20,108	20,108
Net income (loss)	$25,615	$63,880	$89,495	$(31,206)	$58,289
The following table presents the financial performance and results by segment for the six months ended June 30, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$444,966	$5,645	$450,611	$—	$450,611
Loan servicing and other fees	—	107,772	107,772	—	107,772
Valuation adjustment of mortgage servicing rights	—	205,675	205,675	—	205,675
Interest income (expense)	12,795	(4,625)	8,170	(3,171)	4,999
Other income, net	(25)	75	50	192	242
Net revenue	457,736	314,542	772,278	(2,979)	769,299
Expenses
Salaries, incentive compensation and benefits	339,459	14,767	354,226	11,295	365,521
General and administrative	(10,251)	4,922	(5,329)	6,070	741
Occupancy, equipment and communication	32,602	2,397	34,999	2,286	37,285
Depreciation and amortization	6,876	324	7,200	521	7,721
Provision for foreclosure losses	—	1,475	1,475	—	1,475
Income tax expense	—	—	—	90,294	90,294
Net income (loss)	$89,050	$290,657	$379,707	$(113,445)	$266,262

Table of Contents1
NOTE 19 - SUBSEQUENT EVENT
On August 2, 2023, the Company's Board of Directors declared a special cash dividend of $0.50 per share on its Class A and Class B common stock, payable on September 7, 2023, to stockholders of record on August 23, 2023.

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
We operate our origination segment, from more than 320 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and, more importantly, positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.

Executive Summary
This executive summary highlights selected financial information that should be considered in the context of the additional discussions below.
•Originated $4.5 billion and $2.7 billion of mortgage loans in the three months ended June 30, 2023 and March 31, 2023, respectively, and originated $7.3 billion and $11.9 billion of

Table of Contents1
mortgage loans in the six months ended June 30, 2023 and 2022, respectively. Mortgage rates rose sharply during 2022 and remained high during the six months ended June 30, 2023. Rising mortgage rates, high home prices and low inventory have caused mortgage demand to drop, which has caused significant declines in origination volume across the U.S. mortgage market. Our recent talent acquisitions and the seasonal uptick in homebuying attributed to an increase in origination volume during the three months ended June 30, 2023.
•Purchase originations accounted for 94.0%, 92.1%, 93.3% and 74.7% of total originations for the three months ended June 30, 2023 and March 31, 2023 and for the six months ended June 30, 2023 and 2022, respectively. According to the Mortgage Bankers Association's ("MBA") July 2023 Mortgage Finance Forecast, purchase originations accounted for 80.1%, 80.2%, 80.2% and 62.8% of total originations for the three months ended June 30, 2023 and March 31, 2023 and for the six months ended June 30, 2023 and 2022, respectively.
•Servicing portfolio as of June 30, 2023 was $82.0 billion of unpaid principal balance ("UPB") compared to $75.9 billion of UPB as of June 30, 2022, with the average size of the portfolio increasing 9.6% since June 30, 2022.
•Generated $36.9 million of net income and $37.2 million of net loss for the three months ended June 30, 2023 and March 31, 2023, respectively, and net loss of $0.3 million and net income of $266.3 million for the six months ended June 30, 2023 and 2022, respectively.
•Generated $9.0 million of adjusted net income and $2.5 million of adjusted net loss for the three months ended June 30, 2023 and March 31, 2023, respectively, and $6.4 million and $46.0 million of adjusted net income for the six months ended June 30, 2023 and 2022, respectively.
•Generated $16.5 million and $1.1 million of adjusted EBITDA for the three months ended June 30, 2023 and March 31, 2023, respectively, and $17.7 million and $68.6 million of adjusted EBITDA for the six months ended June 30, 2023 and 2022, respectively.
•During the three months ended June 30, 2023, we had a 27% purchase recapture rate, a 22% refinance recapture rate and a 25% overall recapture rate, compared to 24%, 30%, and 26%, respectively, during the three months ended March 31, 2023. During the six months ended June 30, 2023, we had a 28% purchase recapture rate, a 26% refinance recapture rate and a 27% overall recapture rate, compared to 31%, 50%, and 43%, respectively, for the six months ended June 30, 2022.
Please see “—Non-GAAP Financial Measures” for further information regarding our use of non-GAAP measures and reconciliations to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Net income includes changes in the fair value of our MSRs of a gain of $27.9 million and a loss of $54.9 million for the three months ended June 30, 2023 and March 31, 2023, respectively, and a loss of $27.0 million and a gain of $205.7 million for the six months ended June 30, 2023 and 2022, respectively. These fair value adjustments are affected by changes in mortgage rates and assumptions used within the valuation model. According to the MBA's July 2023 Mortgage Finance Forecast, average 30-year mortgage rates increased by 10 basis points and decreased by 20 basis points during the three months ended June 30, 2023 and March 31, 2023, respectively, and decreased by 10 basis points and increased by 220 basis points during the six months ended June 30, 2023 and 2022, respectively. Increases in average mortgage rates generally result in lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
The increase in interest rates during 2022, continued high rates in 2023 and the tight housing supply have led to higher levels of competition and lower gain on sale margins. Margins may continue to decrease in the future due to higher interest rates, increasing competition among mortgage providers, which has placed additional pressure on pricing. However, such changes will depend on future market demand, capacity and other macroeconomic factors.

Table of Contents1
Recent Developments
Market and Economic Overview
The Federal Reserve aggressively raised the Federal Funds rate during 2022 by 425 basis points and has increased its key interest rate by an additional 100 basis points through July 31, 2023 in an effort to curb inflation and slow economic growth. While the softer rate hikes in 2023 may keep mortgage rates steady, additional rate hikes are expected during the remainder of 2023, though at a slower pace. Borrowing costs will most likely remain volatile if the Federal Reserve does not successfully tame inflation. While the Federal Reserve does not directly control mortgage rates, a higher Federal Funds rate and higher inflation usually lead to increases in the 10-year treasury yield, which leads to higher mortgage rates. During the three and six months ended June 30, 2023, the 10-year treasury yield remained flat at 3.6% and decreased 20 basis points, respectively, and during the three and six months ended June 30, 2022, the 10-year treasury yield increased 100 basis points and 140 basis points, respectively. The rise in interest rates since March 2022 has led to fewer refinancings and lower prepayment activity in 2022 and 2023. The MBA's July 2023 Mortgage Finance Forecast projects that throughout 2023, the 10-year treasury yield will decrease by 40 basis points and the 30-year mortgage rate will decrease by 70 basis points. The MBA is also forecasting mortgage originations for purchases to decrease 11.9% in 2023 to $1.4 trillion from $1.6 trillion in 2022 and are predicting refinance originations will remain slow throughout the remainder of 2023, decreasing by 44.8% to $400 billion from $700 billion in 2022.
Home-buying affordability challenges remain as high home prices and high mortgage rates cause some buyers to delay purchase plans. Many homeowners with mortgage rates well below the current rates are choosing not to sell, further tightening available inventory. As a result of the foregoing market and economic conditions, we have experienced lower origination volume through June 30, 2023. This trend may continue in future periods. We continue to experience intense competition in the mortgage market, and we expect this competition will continue to put pressure on gain on sale margins and profitability.
Recent Acquisitions
In April 2023, we acquired certain assets of Cherry Creek Mortgage, LLC ("CCM"), a privately held Colorado-based lender licensed in 45 states. The acquisition expanded our range of services by offering reverse mortgages to our customers. The acquisition was funded with cash on hand of approximately $2.6 million. See Note 3 - Acquisitions in Part I, Item 1 for additional information.
In February 2023, we acquired certain assets of Legacy Mortgage, LLC ("Legacy"), an independent New Mexico-based mortgage banker, which expanded our presence in the Southwest region. The acquisition was funded with cash on hand of approximately $3.3 million. See Note 3 - Acquisitions in Part I, Item 1 for additional information.
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

Table of Contents1
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
Gain on reverse mortgage loans held for investment — This represents all income recognized from the time when a reverse mortgage loan is originated until the time when a reverse mortgage loan is subsequently securitized and sold to an investor and includes cash and non-cash components. This includes the net fair value changes of securitized reverse mortgage loans held for investment.
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

Table of Contents1
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
Other income, net — Other income, net typically includes non-operating gains and losses and our pro rata share of net earnings from joint ventures.
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
In addition, within general and administrative expense, we record any adjustments to the fair value of the contingent liabilities related to our completed acquisitions, commonly known as “earn-out payments.” These payments are estimated based on the present value of future cash flows during the earn-out period. We also record within general and administrative expense the adjustment to the fair value of the note receivable issued in connection with the CCM acquisition, which is offset with its earn-out payment.
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

Table of Contents1
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

	Three Months Ended		Change	% Change
($ and units in thousands)	Jun 30, 2023	Mar 31, 2023
Origination Data
$ Total in-house origination(1)	$4,458,502	$2,701,426	$1,757,076	65.0%
# Total in-house origination	13	9	4	44.4%
$ Retail forward in-house origination	$4,125,328	$2,558,801	$1,566,527	61.2%
# Retail forward in-house origination	12	8	4	50.0%
$ Retail reverse in-house origination	$7,858	$—	7,858	NM
# Retail reverse in-house origination	—	—	—	—%
$ Retail brokered origination(2)	$64,240	$41,704	$22,536	54.0%
$ Wholesale reverse origination	$26,603	$—	$26,603	NM
Total originations	$4,549,345	$2,743,130	$1,806,215	65.8%
Gain on sale margin (bps)(3)	310	343	(33)	(9.6)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	314	284	30	10.6%
30-year conventional conforming par rate(5)	6.5%	6.4%	0.1%	1.6%
Servicing Data
UPB (period end)	$82,030,408	$79,916,577	$2,113,831	2.6%
Loans serviced (period end)	335	328	7	2.1%
MSR multiple (period end)(6)	4.8	4.6	0.2	4.3%
Weighted average coupon rate	3.8%	3.7%	0.1%	2.7%
Loan payoffs(7)	$1,048,266	$727,268	$320,998	44.1%
Loan delinquency rate 60-plus days (period end)	1.5%	1.5%	—%	—%

Table of Contents1

	Six Months Ended June 30,		Change	% Change
($ and units in thousands)	2023	2022
Origination Data
$ Total in-house origination(1)	$7,159,928	$11,783,484	$(4,623,556)	(39.2)%
# Total in-house origination	22	37	(15)	(40.5)%
$ Retail forward in-house origination	$6,684,129	$11,318,089	$(4,633,960)	(40.9)%
# Retail forward in-house origination	20	35	(15)	(42.9)%
$ Retail reverse in-house origination	$7,858	$—	7,858	NM
# Retail reverse in-house origination	—	—	—	—%
$ Retail brokered origination(2)	$105,944	$118,370	$(12,426)	(10.5)%
$ Wholesale reverse origination	$26,603	$—	$26,603	NM
Total originations	$7,292,475	$11,901,854	$(4,609,379)	(38.7)%
Gain on sale margin (bps)(3)	323	382	(59)	(15.4)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	299	347	(48)	(13.8)%
30-year conventional conforming par rate(5)	6.5%	5.3%	1.2%	22.6%
Servicing Data
UPB (period end)(6)	$82,030,408	$75,856,564	$6,173,844	8.1%
Loans serviced (period end)	335	314	21	6.7%
MSR multiple (period end)(7)	4.8	4.7	0.1	2.1%
Weighted average coupon rate	3.8%	3.4%	0.4%	11.8%
Loan payoffs(8)	$1,775,534	$4,254,702	$(2,479,168)	(58.3)%
Loan delinquency rate 60-plus days (period end)	1.5%	1.6%	(0.1)%	(6.3)%
__________________________
(1)Includes retail forward, correspondent and retail reverse and excludes wholesale reverse and brokered loans.
(2)Brokered loans are defined as loans we originate in the retail channel that are processed by us but underwritten and closed by another lender. These loans are typically for products we choose not to offer in-house.
(3)Represents loan origination fees and gain on sale of loans, net, including the fair value adjustment of reverse mortgage loans, divided by total originations, excluding brokered loans, to derive basis points.
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume, which excludes reverse loans. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 85.4%, 84.0% and 92.7% as of June 30, 2023, March 31, 2023 and June 30, 2022, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume see “—Results of Operations for the Three Months Ended June 30, 2023 and March 31, 2023 and Results of Operations for the Six Months Ended June 30, 2023 and 2022—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Excludes subserviced portfolio of $34.5 million as of June 30, 2023.
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

Table of Contents1
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented in this Quarterly Report Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted Return on Equity, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.
Adjusted Net Income (Loss). We define Adjusted Net Income (Loss) as earnings attributable to Guild before the change in the fair value measurements related to our MSRs, contingent liabilities and note receivable related to completed acquisitions due to changes in valuation assumptions, amortization of acquired intangible assets and stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted Net Income (Loss) is also adjusted by applying an estimated effective tax rate to these adjustments. In addition we exclude the change in the fair value of MSRs due to changes in model inputs and assumptions from Adjusted Net Income (Loss) and Adjusted EBITDA below because we believe this non-cash, non-realized adjustment to net revenues is not indicative of our operating performance or results of operations but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of our MSRs from period to period.
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
Our non-GAAP financial measures are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Net Income (Loss) and Adjusted EBITDA, and Return on Equity, which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Return on Equity. These limitations include that these non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and may be reflected in our financial results for the foreseeable future. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

Table of Contents1
The following tables reconcile Adjusted Net Income (Loss) and Adjusted EBITDA to net income (loss) and Adjusted Return on Equity to Return on Equity, the most directly comparable financial measures calculated and presented in accordance with GAAP:

Reconciliation of Net Income (Loss) Attributable to Guild to Adjusted Net Income (Loss)	Three Months Ended		Six Months Ended June 30,
($ in thousands)	Jun 30, 2023	Mar 31, 2023	2023	2022
Net income (loss)	$36,936	$(37,195)	$(259)	$266,262
Net income (loss) attributable to non-controlling interest	—	(5)	(5)	32
Net income (loss) attributable to Guild	$36,936	$(37,190)	$(254)	$266,230
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(43,780)	43,701	(79)	(256,396)
Change in fair value of contingent liabilities, net due to acquisitions	1,258	(10)	1,248	(45,402)
Amortization of acquired intangible assets	1,988	1,988	3,975	3,975
Stock-based compensation	2,323	1,756	4,079	3,000
Tax impact of adjustments(1)	10,241	(12,713)	(2,582)	74,590
Adjusted Net Income (Loss)	$8,966	$(2,468)	$6,387	$45,997
___________________________
(1)Calculated using the estimated effective tax rates of 26.8%, 26.8%, 28.0% and 25.3% for the three months ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022, respectively.

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three Months Ended		Six Months Ended June 30,
($ in thousands)	Jun 30, 2023	Mar 31, 2023	2023	2022
Net income (loss)	$36,936	$(37,195)	$(259)	$266,262
Add adjustments:
Interest expense on non-funding debt	2,625	2,757	5,382	3,170
Income tax expense	13,505	(13,605)	(100)	90,294
Depreciation and amortization	3,661	3,738	7,399	7,721
Change in fair value of MSRs due to model inputs and assumptions	(43,780)	43,701	(79)	(256,396)
Change in fair value of contingent liabilities, net due to acquisitions	1,258	(10)	1,248	(45,402)
Stock-based compensation	2,323	1,756	4,079	3,000
Adjusted EBITDA	$16,528	$1,142	$17,670	$68,649

Reconciliation of Return on Equity to Adjusted Return on Equity	Three Months Ended		Six Months Ended June 30,
($ in thousands, except where in percentages)	Jun 30, 2023	Mar 31, 2023	2023	2022
Income Statement Data:
Net income (loss) attributable to Guild	$36,936	$(37,190)	$(254)	$266,230
Adjusted net income (loss)	$8,966	$(2,468)	$6,387	$45,997

Denominator: Average stockholders' equity	$1,232,372	$1,231,283	$1,250,376	$1,053,922
Return on Equity	12.0%	(12.1)%	—%	50.5%
Adjusted Return on Equity	2.9%	(0.8)%	1.0%	8.7%

Table of Contents1
The following table reconciles the valuation adjustment of mortgage servicing rights from our Condensed Consolidated Statements of Income (Loss) to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended		Six Months Ended June 30,
($ in thousands)	Jun 30, 2023	Mar 31, 2023	2023	2022
Valuation adjustment of mortgage servicing rights	$27,890	$(54,871)	$(26,981)	$205,675
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(15,890)	(11,170)	(27,060)	(50,721)
Change in fair value of MSRs due to model inputs and assumptions	$43,780	$(43,701)	$79	$256,396

Results of Operations for the Three Months Ended June 30, 2023 and March 31, 2023

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$136,925	$92,651	$44,274	47.8%
Gain on reverse mortgage loans held for investment	2,306	—	2,306	NM
Loan servicing and other fees	60,211	60,087	124	0.2%
Valuation adjustment of mortgage servicing rights	27,890	(54,871)	82,761	150.8%
Interest income	26,584	18,245	8,339	45.7%
Interest expense	(17,329)	(12,262)	(5,067)	41.3%
Other income, net	224	35	189	540.0%
Net revenue	236,811	103,885	132,926	128.0%
Expenses
Salaries, incentive compensation and benefits	144,903	111,120	33,783	30.4%
General and administrative	20,448	20,883	(435)	(2.1)%
Occupancy, equipment and communication	18,402	17,430	972	5.6%
Depreciation and amortization	3,661	3,738	(77)	(2.1)%
(Reversal of) provision for foreclosure losses	(1,044)	1,514	(2,558)	(169.0)%
Total expenses	186,370	154,685	31,685	20.5%
Income (loss) before income tax expense (benefit)	50,441	(50,800)	101,241	199.3%
Income tax expense (benefit)	13,505	(13,605)	27,110	199.3%
Net income (loss)	$36,936	$(37,195)	$74,131	199.3%
Net income (loss) attributable to non-controlling interest	—	(5)	5	100.0%
Net income (loss) attributable to Guild	$36,936	$(37,190)	$74,126	199.3%

Table of Contents1

Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$229,576	$450,611	$(221,035)	(49.1)%
Gain on reverse mortgage loans held for investment	$2,306	$—	2,306	NM
Loan servicing and other fees	120,298	107,772	12,526	11.6%
Valuation adjustment of mortgage servicing rights	(26,981)	205,675	(232,656)	(113.1)%
Interest income	44,829	30,086	14,743	49.0%
Interest expense	(29,591)	(25,087)	(4,504)	18.0%
Other income, net	259	242	17	7.0%
Net revenue	340,696	769,299	(428,603)	(55.7)%
Expenses
Salaries, incentive compensation and benefits	256,023	365,521	(109,498)	(30.0)%
General and administrative	41,331	741	40,590	NM
Occupancy, equipment and communication	35,832	37,285	(1,453)	(3.9)%
Depreciation and amortization	7,399	7,721	(322)	(4.2)%
Provision for foreclosure losses	470	1,475	(1,005)	(68.1)%
Total expenses	341,055	412,743	(71,688)	(17.4)%
(Loss) income before income tax (benefit) expense	(359)	356,556	(356,915)	(100.1)%
Income tax (benefit) expense	(100)	90,294	(90,394)	(100.1)%
Net (loss) income	$(259)	$266,262	$(266,521)	(100.1)%
Net (loss) income attributable to non-controlling interest	(5)	32	(37)	(115.6)%
Net (loss) income attributable to Guild	$(254)	$266,230	$(266,484)	(100.1)%

Table of Contents1
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented:

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
Gain on sale of loans	$83,752	$47,964	$35,788	74.6%
Loan origination fees	15,696	7,940	7,756	97.7%
Fair value of originated MSRs	40,403	25,134	15,269	60.8%
Fair value adjustment to MLHS and IRLCs	(16,105)	18,150	(34,255)	(188.7)%
Changes in fair value of forward commitments	16,295	(4,635)	20,930	451.6%
Provision for investor reserves	(3,116)	(1,902)	(1,214)	63.8%
Total loan origination fees and gain on sale of loans, net	$136,925	$92,651	$44,274	47.8%

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Gain on sale of loans	$131,716	$315,741	$(184,025)	(58.3)%
Loan origination fees	23,637	31,426	(7,789)	(24.8)%
Fair value of originated MSRs	65,536	141,218	(75,682)	(53.6)%
Fair value adjustment to MLHS and IRLCs	2,045	(39,266)	41,311	(105.2)%
Changes in fair value of forward commitments	11,660	596	11,064	NM
Provision for investor reserves	(5,018)	896	(5,914)	(660.0)%
Total loan origination fees and gain on sale of loans, net	$229,576	$450,611	$(221,035)	(49.1)%
The $35.8 million increase in gain on sale of loans for the three months ended June 30, 2023 compared to the sequential quarter was driven by increases in loan sales of $1.5 billion, or 55.0%. The $184.0 million decrease in gain on sale of loans for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was driven by decreases in loan sales of $5.9 billion, or 46.4%. As mortgage rates have increased throughout 2022 and remained high through June 30, 2023 it has caused affordability issues amongst borrowers. These affordability issues have led to a decrease in demand for mortgage loans and a decline in the refinance market. The decline in industry origination volume has created increased competition amongst mortgagors to originate loans. This competition has put pressure on gain on sale margins as mortgagors have lowered their margins to try to attract borrowers.
The increase in loan origination fees for the three months ended June 30, 2023 compared to the sequential quarter and the decrease in loan origination fees for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 are directionally consistent with our loan origination volume increase of 65.0% and decrease of 39.2%, respectively, in the comparative periods. Our recent talent acquisitions and the seasonal uptick in homebuying attributed to an increase in origination volume during the three months ended June 30, 2023.
Gain on Reverse Loans Held for Investment
During the three and six months ended June 30, 2023, there was minimal activity related to our reverse mortgage portfolio. We recorded $2.3 million for the fair value adjustment of reverse mortgage loans held for investment.
The tables below provide additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented:

Table of Contents1

	Three Months Ended
($ and units in thousands)	Jun 30, 2023	Mar 31, 2023	Change	% Change
Loan origination volume by type:
Conventional conforming	$2,620,297	$1,648,376	$971,921	59.0%
Government	1,312,368	790,285	522,083	66.1%
State housing	431,893	210,918	220,975	104.8%
Non-agency	93,944	51,847	42,097	81.2%
Total in-house originations(1)	$4,458,502	$2,701,426	$1,757,076	65.0%
Wholesale reverse loans	$26,603	$—	$26,603	NM
Brokered loans	$64,240	$41,704	$22,536	54.0%
Total originations	$4,549,345	$2,743,130	$1,806,215	65.8%
In-house loans closed	13	9	4	44.4%
Average loan amount	$343	$315	$28	8.9%
Service retained(2)	83.7%	87.1%	(3.4)%	(3.9)%
Service released(3)	16.3%	12.9%	3.4%	26.4%
Gain on sale margin (bps)(4)	310	343	(33)	(9.6)%
Weighted average note rate	6.5%	6.4%	0.1%	1.6%

Excludes reverse and brokered loans:
Purchase	94.0%	92.1%	1.9%	2.1%
Refinance	6.0%	7.9%	(1.9)%	(24.1)%
Total locked volume(5)	$5,108,143	$3,879,760	$1,228,383	31.7%
Pull-through adjusted locked volume(6)	$4,362,354	$3,258,998	$1,103,356	33.9%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	314	284	30	10.6%
Weighted average loan-to-value	85.0%	85.3%	(0.3)%	(0.4)%
Weighted average credit score	741	737	4	0.5%
Days application to close	37	39	(2)	(5.1)%
Days close to purchase by investors	16	16	—	—%
Purchase recapture rate	26.5%	24.0%	2.5%	10.4%
Refinance recapture rate	22.4%	30.1%	(7.7)%	(25.6)%

Table of Contents1

	Six Months Ended June 30,
($ and units in thousands)	2023	2022	Change	% Change
Loan origination volume by type:
Conventional conforming	$4,268,673	$8,081,182	$(3,812,509)	(47.2)%
Government	2,102,653	2,627,487	(524,834)	(20.0)%
State housing	642,811	508,802	134,009	26.3%
Non-agency	145,791	566,013	(420,222)	(74.2)%
Total in-house originations(1)	$7,159,928	$11,783,484	$(4,623,556)	(39.2)%
Wholesale reverse loans	$26,603	$—	$26,603	NM
Brokered loans	$105,944	$118,370	$(12,426)	(10.5)%
Total originations	$7,292,475	$11,901,854	$(4,609,379)	(38.7)%
In-house loans closed	22	37	(15)	(40.5)%
Average loan amount	$325	$318	$7	2.2%
Service retained(2)	85.0%	89.0%	(4.0)%	(4.5)%
Service released(3)	15.0%	11.0%	4.0%	36.4%
Gain on sale margin (bps)(4)	323	382	(59)	(15.4)%
Weighted average note rate	6.5%	4.3%	2.2%	51.2%

Excludes reverse and brokered loans:
Purchase	93.3%	74.7%	18.6%	24.9%
Refinance	6.7%	25.3%	(18.6)%	(73.5)%
Total locked volume(5)	$8,987,903	$14,020,810	$(5,032,907)	(35.9)%
Pull-through adjusted locked volume(6)	$7,675,669	$12,997,291	$(5,321,622)	(40.9)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	299	347	(48)	(13.8)%
Weighted average loan-to-value	85.1%	80.8%	4.3%	5.3%
Weighted average credit score	740	738	2	0.3%
Days application to close	37	45	(8)	(17.8)%
Days close to purchase by investors	18	15	3	20.0%
Purchase recapture rate	27.6%	30.6%	(3.0)%	(9.8)%
Refinance recapture rate	26.0%	49.6%	(23.6)%	(47.6)%
___________________________
(1)Includes retail forward, correspondent and retail reverse and excludes wholesale reverse and brokered loans.
(2)Represents loans sold for which we continue to act as the servicer.
(3)Represents loans sold for which we do not continue to act as the servicer.
(4)Represents loan origination fees and gain on sale of loans, net, including the fair value adjustment of reverse mortgage loans, divided by total originations, excluding brokered loans, to derive basis points.
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
(6)Pull-through adjusted locked volume is equal to total locked volume, excluding reverse loans, multiplied by pull-through rates of 85.4%, 84.0% and 92.7% as of June 30, 2023, March 31, 2023 and June 30, 2022, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.

Table of Contents1
Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
Servicing fee income	$59,410	$58,980	$430	0.7%
Other ancillary fees	1,538	1,590	(52)	(3.3)%
Loan modification fees	374	151	223	147.7%
Interest on impound accounts	(1,111)	(634)	(477)	75.2%
Total loan servicing and other fees	$60,211	$60,087	$124	0.2%

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Servicing fee income	$118,390	$104,932	$13,458	12.8%
Other ancillary fees	3,128	2,911	217	7.5%
Loan modification fees	525	624	(99)	(15.9)%
Interest on impound accounts	(1,745)	(695)	(1,050)	151.1%
Total loan servicing and other fees	$120,298	$107,772	$12,526	11.6%
There were no material changes for total loan servicing and other fees during the three months ended June 30, 2023 as compared to the sequential quarter.
Total loan servicing and other fees increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the 9.6% increase in our average servicing portfolio and increase in the number of loans serviced.

Table of Contents1
The tables below provide additional details regarding our servicing portfolio composition and key performance indicators for the periods presented.

	Three Months Ended
($ and units in thousands)	Jun 30, 2023	Mar 31, 2023	Change	% Change
In-house servicing portfolio:
Beginning UPB of servicing portfolio	$79,916,577	$78,892,987	$1,023,590	1.3%
New UPB origination additions(1)	4,450,644	2,701,426	1,749,218	64.8%
Less:
UPB originations sold service released(2)	$650,469	$330,193	$320,276	97.0%
Loan payoffs	1,048,266	727,268	320,998	44.1%
Loan principal reductions	625,669	604,586	21,083	3.5%
Loan foreclosures	12,409	15,789	(3,380)	(21.4)%
Ending UPB of servicing portfolio(3)	$82,030,408	$79,916,577	$2,113,831	2.6%
Average UPB of servicing portfolio	$80,973,493	$79,404,782	$1,568,711	2.0%
Weighted average servicing fee	0.30%	0.30%	—%	—%
Weighted average coupon rate	3.8%	3.7%	0.1%	2.7%
Weighted average prepayment speed(4)	7.9%	8.4%	(0.5)%	(6.0)%
Weighted average credit score	733	733	—	—%
Weighted average loan age (in months)	30.0	28.3	1.7	6.0%
Weighted average loan-to-value	80.7%	80.5%	0.2%	0.2%
MSR multiple (period end)(5)	4.8	4.6	0.2	4.3%
Loans serviced (period end)	335	328	7.0	2.1%
Loans delinquent 60-plus days (period end)	4.9	4.8	0.1	2.1%
Loan delinquency rate 60-plus days (period end)	1.5%	1.5%	—%	—%

Reverse servicing portfolio	$34,461	$—	$34,461	NM

Table of Contents1

	Six Months Ended June 30,
($ and units in thousands)	2023	2022	Change	% Change
In-house servicing portfolio:
Beginning UPB of servicing portfolio	$78,892,987	$70,938,588	$7,954,399	11.2%
New UPB origination additions(1)	7,152,070	11,783,484	(4,631,414)	(39.3)%
Less:
UPB originations sold service released(2)	$980,662	$1,455,215	$(474,553)	(32.6)%
Loan payoffs	1,775,534	4,254,702	(2,479,168)	(58.3)%
Loan principal reductions	1,230,255	1,141,833	88,422	7.7%
Loan foreclosures	28,198	13,758	14,440	105.0%
Ending UPB of servicing portfolio(3)	$82,030,408	$75,856,564	$6,173,844	8.1%
Average UPB of servicing portfolio	$80,461,698	$73,397,576	$7,064,122	9.6%
Weighted average servicing fee	0.30%	0.30%	—%	—%
Weighted average coupon rate	3.8%	3.4%	0.4%	11.8%
Weighted average prepayment speed(4)	7.9%	8.4%	(0.5)%	(6.0)%
Weighted average credit score	733	734	(1)	(0.1)%
Weighted average loan age (in months)	30.0	22.7	7.3	32.2%
Weighted average loan-to-value	80.7%	80.0%	0.7%	0.9%
MSR multiple (period end)(5)	4.8	4.7	0.1	2.1%
Loans serviced (period end)	335	314	21	6.7%
Loans delinquent 60-plus days (period end)	4.9	4.9	—	—%
Loan delinquency rate 60-plus days (period end)	1.5%	1.6%	(0.1)%	(6.3)%

Reverse servicing portfolio	$34,461	$—	$34,461	NM

___________________________
(1)Includes all in-house loans originated in the period, irrespective if it is eventually sold service retained or service released.
(2)Represents loans sold for which we do not continue to act as the servicer of the loan.
(3)Excludes subserviced portfolio of $34.5 million as of June 30, 2023.
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
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
MSR valuation adjustment	$27,890	$(54,871)	$82,761	150.8%

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
MSR valuation adjustment	$(26,981)	$205,675	$(232,656)	(113.1)%

Table of Contents1
The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. Average 30-year mortgage rates increased by 10 basis points and decreased 20 basis points during the three months ended June 30, 2023 and March 31, 2023, respectively, and decreased by 10 basis points and increased 220 basis points during the six months ended June 30, 2023 and 2022, respectively. Additionally, the weighted average estimated prepayment speed of loans in our servicing portfolio was 7.9% at June 30, 2023 compared to 8.4% at March 31, 2023 and 8.4% at June 30, 2022. A lower prepayment speed indicates that prepayments will decrease in the future and a longer duration of future cash flows, which results in an increase in the value of the MSR asset.
Interest Income

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
Interest income, funding	$14,592	$9,751	$4,841	49.6%
Interest income earnings credit	11,372	8,094	3,278	40.5%
Wire transfer fees	620	400	220	55.0%
Total interest income	$26,584	$18,245	$8,339	45.7%

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Interest income, funding	$24,343	$27,090	$(2,747)	(10.1)%
Interest income earnings credit	19,466	1,215	18,251	NM
Wire transfer fees	1,020	1,781	(761)	(42.7)%
Total interest income	$44,829	$30,086	$14,743	49.0%
Interest income, funding increased during the three months ended June 30, 2023 compared to the sequential quarter primarily due to the increase in origination volume of $1.8 billion. Interest income earnings credit increased for the three months ended June 30, 2023 compared to the sequential quarter due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset, and an increase in our interest-bearing escrow deposits.
Interest income, funding decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the decrease in origination volume of $4.6 billion. Interest income, funding for the six months ended June 30, 2022 does not include $3.0 million of interest expense related to FHLMC loans which was recorded in payoff interest expense as described within the heading "Interest Expense" below. This expense occurs when we deliver a sold loan to FHLMC with a first due date a month after the borrower's first due date. In that scenario, we are obligated to remit to FHLMC interest in an amount determined based on the borrower's first due date. When we receive the borrower's interest payment, it is recorded as interest income, funding, which is then offset by the expense to be remitted to FHLMC. When including the $3.0 million of interest expense related to FHLMC loans for the six months ended June 30, 2022 interest income, funding was flat compared to the six months ended June 30, 2023 due to the decline in origination volume, which is offset by an increase in days close to purchase as well as average interest rates earned on loans held for sale during the six months ended June 30, 2023. Interest income earnings credit increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset.

Table of Contents1
Interest Expense

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
Interest expense, funding facilities	$(12,512)	$(7,321)	$(5,191)	70.9%
Interest expense, other financing	(2,960)	(3,093)	133	(4.3)%
Bank servicing charges	(1,369)	(1,529)	160	(10.5)%
Payoff interest expense	(488)	(319)	(169)	53.0%
Total interest expense	$(17,329)	$(12,262)	$(5,067)	41.3%

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Interest expense, funding facilities	$(19,833)	$(11,058)	$(8,775)	79.4%
Interest expense, other financing	(6,053)	(3,839)	(2,214)	57.7%
Bank servicing charges	(2,899)	(4,991)	2,092	(41.9)%
Payoff interest expense	(806)	(5,172)	4,366	(84.4)%
Miscellaneous interest expense	—	(27)	27	100.0%
Total interest expense	$(29,591)	$(25,087)	$(4,504)	18.0%
Total interest expense for the three months ended June 30, 2023 increased as compared to the sequential quarter primarily due to an increase in interest expense, funding facilities, which was due to increased borrowings on our warehouse lines of credit facilities due to the increase in origination volume and increased interest costs due to rising interest rates.
Interest expense, funding facilities increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in interest costs due to rising interest rates. As explained above under the heading "Interest Income", during the six months ended June 30, 2022, interest related to FHLMC loans of $3.0 million was included in payoff interest expense. When excluding FHLMC interest expense from payoff interest expense in the six months ended June 30, 2022 our payoff interest expense decreased year over year due to a reduction in runoff of our portfolio of $2.5 million.

Table of Contents1
Summary of Expenses

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
Salaries, incentive compensation and benefits	$144,903	$111,120	$33,783	30.4%
General and administrative	20,448	20,883	(435)	(2.1)%
Occupancy, equipment and communication	18,402	17,430	972	5.6%
Depreciation and amortization	3,661	3,738	(77)	(2.1)%
(Reversal of) provision for foreclosure losses	(1,044)	1,514	(2,558)	(169.0)%
Total expenses	$186,370	$154,685	$31,685	20.5%

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Salaries, incentive compensation and benefits	$256,023	$365,521	$(109,498)	(30.0)%
General and administrative	41,331	741	40,590	NM
Occupancy, equipment and communication	35,832	37,285	(1,453)	(3.9)%
Depreciation and amortization	7,399	7,721	(322)	(4.2)%
Provision for foreclosure losses	470	1,475	(1,005)	(68.1)%
Total expenses	$341,055	$412,743	$(71,688)	(17.4)%

Salaries, Incentive Compensation and Benefits

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
Incentive compensation	$50,196	$28,736	$21,460	74.7%
Salaries	73,117	63,651	9,466	14.9%
Benefits	21,590	18,733	2,857	15.3%
Total salaries, incentive compensation and benefits expense	$144,903	$111,120	$33,783	30.4%

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Incentive compensation	$78,933	$153,551	$(74,618)	(48.6)%
Salaries	136,768	166,651	(29,883)	(17.9)%
Benefits	40,322	45,319	(4,997)	(11.0)%
Total salaries, incentive compensation and benefits expense	$256,023	$365,521	$(109,498)	(30.0)%
Incentive compensation expense increased for the three months ended June 30, 2023 compared to the sequential quarter predominantly due to the increase in origination volume of 65.0%. Incentive compensation expense decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 predominantly due to the decrease in origination volume of 39.2%. Incentive compensation is variable in nature as it is dependent upon achievement of certain performance measures and is directionally consistent with our change in volume.
Salaries expense for the three months ended June 30, 2023 increased compared to the sequential quarter primarily due to an increase in the number of employees as a result of the acquisitions of CCM and Legacy during 2023. Salaries expense for the six months ended June 30, 2023 decreased compared to the six months ended June 30, 2022 due to a decrease of $31.9 million

Table of Contents1
for reduced costs resulting from lower origination volume, partially offset by an increase in the number of employees as a result of the acquisitions of CCM and Legacy during 2023.
Benefits expense increased for the three months ended June 30, 2023 compared to the sequential quarter primarily due to an increase of $1.2 million in payroll taxes and an increase of $1.4 million in 401(k) matching contributions driven by increases in compensation. Benefits expense decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease of $6.3 million in lower payroll taxes due to reduced incentive compensation, a $2.7 million decrease in 401(k) matching contributions and $3.1 million in lower group health insurance costs due to reduced headcount. These decreases were partially offset by an increase of $7.6 million on our deferred compensation plan driven by fluctuations in the fair market value of the underlying funds.
General and Administrative

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
Contingent liability fair value adjustment, net	$1,258	$(10)	$1,268	NM
Professional fees	10,671	11,361	(690)	(6.1)%
Advertising and promotions	4,221	5,841	(1,620)	(27.7)%
Office supplies, travel and entertainment	2,933	2,779	154	5.5%
Miscellaneous	1,365	912	453	49.7%
Total general and administrative expense	$20,448	$20,883	$(435)	(2.1)%

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Contingent liability fair value adjustment, net	$1,248	$(45,402)	$46,650	102.7%
Professional fees	22,032	25,671	(3,639)	(14.2)%
Advertising and promotions	10,062	12,192	(2,130)	(17.5)%
Office supplies, travel and entertainment	5,712	5,585	127	2.3%
Miscellaneous	2,277	2,695	(418)	(15.5)%
Total general and administrative expense	$41,331	$741	$40,590	5,477.7%
There were no material changes for total general and administrative expense during the three months ended June 30, 2023 as compared to the sequential quarter.
The increase to the contingent liability fair value adjustment, net during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to revisions made to the estimated fair value of earn-out obligations for CCM, Legacy and Inlanta based on revised forecasted amounts and the $44.9 million gain recognized during the six months ended June 30, 2022 from the write-down of the earn-out related to a prior acquisition.
Professional fees decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to decreases of $4.0 million in per loan verification fees, which is tied to origination volume.

Table of Contents1
Occupancy, Equipment and Communication

	Three Months Ended
($ in thousands)	Jun 30, 2023	Mar 31, 2023	$ Change	% Change
Occupancy	$10,807	$9,978	$829	8.3%
Equipment	1,936	2,025	(89)	(4.4)%
Communication	5,659	5,427	232	4.3%
Total occupancy, equipment and communication expense	$18,402	$17,430	$972	5.6%

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Occupancy	$20,785	$21,111	$(326)	(1.5)%
Equipment	3,961	4,383	(422)	(9.6)%
Communication	11,086	11,791	(705)	(6.0)%
Total occupancy, equipment and communication expense	$35,832	$37,285	$(1,453)	(3.9)%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases or any decreases associated with downsizing office space due to lower headcount and employees working from home.
The nominal changes in total occupancy, equipment and communication expense during the three and six months ended June 30, 2023 as compared to the sequential quarter and six months ended June 30, 2022, respectively, were in line with expectations as we acquired minimal new operating leases in connection with recent acquisitions and also reduced our facilities footprint during the three and six months ended June 30, 2023.
Provision for Foreclosure Losses
Our 60-plus days delinquency rate was 1.5%, 1.5% and 1.6% at June 30, 2023, March 31, 2023 and June 30, 2022, respectively. The reduction in our delinquency rate from June 30, 2022 to June 30, 2023 was a result of borrowers exiting forbearance through a loan workout or by reinstating their loan. The number of government loans in foreclosure decreased approximately 24% during the three months ended June 30, 2023 compared to the sequential quarter; therefore, we decreased our provision for foreclosure losses accordingly. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.

Table of Contents1
Segment Results for the Three Months Ended June 30, 2023 and March 31, 2023 and the Six Months Ended June 30, 2023 and 2022
We measure the performance of our segments primarily based on their net income (loss). Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. These results do not include unallocated corporate costs. See Note 18, Segments, in Part I, Item 1 for additional information about our segments.
Origination

	Three Months Ended		Six Months Ended June 30,
($ and units in thousands)	Jun 30, 2023	Mar 31, 2023	2023	2022
Total in-house originations	$4,458,502	$2,701,426	$7,159,928	$11,783,484
Funded loans	13	9	22	37
Loan origination fees and gain on sale, net	$136,499	$92,276	$228,775	$444,966
Gain on reverse mortgage loans held for investment	2,306	—	2,306	—
Interest income	1,331	1,300	2,631	12,795
Other income, net	168	(2)	166	(25)
Net revenue	140,304	93,574	233,878	457,736
Salaries, incentive compensation and benefits	127,024	93,257	220,281	339,459
General and administrative	15,061	14,494	29,555	(10,251)
Occupancy, equipment and communication	16,187	15,174	31,361	32,602
Depreciation and amortization	3,364	3,399	6,763	6,876
Total expenses	161,636	126,324	287,960	368,686
Net (loss) income allocated to origination	$(21,332)	$(32,750)	$(54,082)	$89,050
The increase in the origination segment's net revenue for the three months ended June 30, 2023 compared to the sequential quarter was primarily driven by increased revenue from loan origination fees and gain on sale of loans, net of $44.2 million, or 48%. The increase in gain on sale of loans was primarily driven by a $1.5 billion, or 55%, increase in loan sales. Gain on sale margins decreased 33 basis points due to increased competition among mortgage providers which has placed additional pressure on pricing.
The decrease in the origination segment's net revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by decreased revenue from loan origination fees and gain on sale of loans, net of $216.2 million, or 49%. The decrease in gain on sale of loans was primarily driven by a $5.9 billion, or 46%, decrease in loan sales and a decrease in gain on sale margins of 59 basis points.
Salaries, incentive compensation and benefits expense increased for the three months ended June 30, 2023 compared to the sequential quarter due to increased variable incentive compensation paid to our origination teams to support the increase in our origination volume. Salaries, incentive compensation and benefits expense decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to decreased variable incentive compensation paid to our origination teams and reduced headcount due to declines in origination volume.
The increase in general and administrative expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a gain of $45.1 million related to the valuation adjustment on our contingent earn-out liability during the six months ended June 30, 2022 compared to an expense of $1.2 million in the six months ended June 30, 2023.

Table of Contents1
Servicing

	Three Months Ended		Six Months Ended June 30,
($ and units in thousands)	Jun 30, 2023	Mar 31, 2023	2023	2022
UPB of servicing portfolio (period end)	$82,030,408	$79,916,577	$82,030,408	$75,856,564
Loans serviced (period end)	335	328	335	314
Loan servicing and other fees	$60,249	$60,087	$120,336	$107,772
Loan origination fees and gain on sale, net	426	375	801	5,645
Other income, net	49	52	101	75
Total revenue	60,724	60,514	121,238	113,492
Valuation adjustment of MSRs	27,890	(54,871)	(26,981)	205,675
Interest income (expense)	10,266	7,410	17,676	(4,625)
Net revenue	98,880	13,053	111,933	314,542
Salaries, incentive compensation and benefits	7,495	7,574	15,069	14,767
General and administrative	2,240	2,880	5,120	4,922
Occupancy, equipment and communication	1,223	1,258	2,481	2,397
Depreciation and amortization	218	142	360	324
(Reversal of) provision for foreclosure losses	(1,044)	1,514	470	1,475
Total expenses	10,132	13,368	23,500	23,885
Net income (loss) allocated to servicing	$88,748	$(315)	$88,433	$290,657
The increase in the servicing segment's net income for the three months ended June 30, 2023 compared to the sequential quarter was primarily driven by an upward adjustment to the fair value of our MSRs of $27.9 million compared to a downward adjustment to the fair value of our MSRs of $54.9 million in the sequential quarter. See discussion above under "Valuation Adjustment of Mortgage Servicing Rights".
Loan servicing and other fees increased due to the increases in the UPB of our servicing portfolio and the number of loans serviced at June 30, 2023 compared to March 31, 2023 and June 30, 2022.
Our delinquency rate and the number of loans delinquent has remained low during 2022 and 2023. As we complete loan workouts we are reassessing our expected per-loan losses and adjusting our provision for foreclosure losses accordingly. See discussion above under "Provision for Foreclosure Losses".

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
As discussed in Note 12, Warehouse Lines of Credit, to the condensed consolidated financial statements included in Part I, Item 1, as of June 30, 2023, we had ten different loan funding facilities in different amounts and with various maturities. As of June 30, 2023, the aggregate available amount under our loan facilities was approximately $1.9 billion, with combined outstanding balances of approximately $1.1 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary.
As discussed in Note 13, Notes Payable, to the condensed consolidated financial statements included in Part I, Item 1, as of June 30, 2023, we had three different MSR notes payable in different amounts with different maturities. As of June 30, 2023, the aggregate available amount under our MSR notes payable was $475.0 million, with combined outstanding balances of $123.8 million. Subject to certain borrowing base limitations, we had $205.0 million of borrowing capacity available under our MSR notes payable. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2023, we had posted $6.9 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
We also have an early buyout facility that is included in our warehouse lines of credit. This facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. The capacity of this uncommitted facility is $75.0 million and, as of June 30, 2023, the outstanding balance on the facility was $36.4 million.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of June 30, 2023 and December 31, 2022.

Table of Contents1
Our debt obligations are summarized below by facility as of June 30, 2023:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$172,099	$345,000		January 2024
	87,082	150,000		August 2023
	201,382	300,000		June 2024
	103,055	200,000		May 2024
	96,035	200,000		September 2023
	165,315	300,000	(1)	September 2023
	5,371	100,000	(2)	July 2023
	33,178	50,000	(3)	N/A
	154,979	200,000	(4)	N/A
	36,362	75,000	(5)	March 2025
MSR notes payable	93,750	175,000	(6)	March 2024
	—	200,000	(7)	August 2027
	30,000	100,000	(1)	September 2023
___________________________
(1)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.
(2)Subsequent to June 30, 2023, this facility was paid in full and terminated.
(3)This facility's maturity date is 30 days from written notice by either the financial institution or us.
(4)This facility agreement is due on demand.
(5)Each buyout transaction carries a maximum term of four years from the date of repurchase.
(6)Facility provides for committed amount of $93.8 million, which can be increased up to $175.0 million.
(7)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of June 30, 2023 and December 31, 2022.
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

Table of Contents1
Cash Flows
Our cash flows are summarized below:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(315,899)	$929,448
Net cash used in investing activities	(54,409)	(2,370)
Net cash provided by (used in) financing activities	335,385	(920,619)
(Decrease) increase in cash, cash equivalents and restricted cash	$(34,923)	$6,459
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Loans held for sale	$(280,217)	$954,407
Other operating sources	(35,682)	(24,959)
Net cash (used in) provided by operating activities	$(315,899)	$929,448
For the six months ended June 30, 2023 our loan sales were less than our loan originations with loan sales at $6.9 billion compared to loan originations at $7.3 billion. For the six months ended June 30, 2022 our loan sales exceeded our loan originations with loan sales at $12.8 billion compared to loan originations at $11.9 billion. When loan sales are higher than loan originations we typically experience a net cash inflow and when loan originations are higher than loan sales we typically experience a net cash outflow. Therefore, in the six months ended June 30, 2022 we experienced a net cash inflow from our loans held for sale compared to the six months ended June 30, 2023 during which our cash used was minimal. The increase in cash used by other operating sources was primarily due to changes in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of strategic acquisitions, originations and payment activity on loans held for investment and purchases of property and equipment. Cash used in investing activities increased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to $5.5 million used to fund the acquisitions of Legacy and CCM, the issuance of a note receivable for $11.3 million for the acquisition of CCM and $0.9 million used to purchase interests in joint ventures. Also, we originated $34.4 million in reverse mortgage loans held for investment as we entered the reverse mortgage originations business.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Six Months Ended June 30,
($ in thousands)	2023	2022
Warehouse lines of credit	$340,057	$(779,363)
Other financing sources	(4,672)	(141,256)
Net cash provided by (used in) financing activities	$335,385	$(920,619)
Borrowings under warehouse lines of credit move directionally with our mortgage loans held for sale. When our loan originations are higher than our loan sales, then borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, then our repayments on those lines would typically be higher than our

Table of Contents1
borrowings. As explained above, during the six months ended June 30, 2023 our loan originations exceeded our loan sales causing the net cash provided by warehouse lines of credit to be minimal as compared to the six months ended June 30, 2022 where our loan sales exceeded our loan originations which caused there to be a net cash outflow of repayments on our warehouse lines of credit. The decrease in cash used in other financing sources for the six months ended June 30, 2023 compared to the same period in 2022, was primarily driven by net repayments of $2.5 million compared to net repayments of $131.3 million during the six months ended June 30, 2022 on our MSR notes payable. During the six months ended June 30, 2023 and 2022 we used $1.1 million and $1.4 million, respectively, to repurchase shares of our Class A common stock. During the six months ended June 30, 2022, we made payments of $7.3 million on acquisition-related contingent liabilities.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. Through June 30, 2023, we repurchased and subsequently retired 645,618 shares of our Class A common stock at an average purchase price of $10.68 per share. As of June 30, 2023, $13.3 million remains available for repurchase.
Material Cash Requirements
Our material cash requirements include servicing our debt obligations as described above and the following contractual obligations.

Repurchase and indemnification obligations
In the ordinary course of business, we are exposed to liability with respect to certain representations and warranties that we make to the investors who purchase the loans that we originate. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of these representations and warranties, or in the case of early payment defaults. In addition, in the event of an early payment default, we are contractually obligated to refund certain premiums paid to us by the investors who purchased the related loan. See Note 16, Commitments and Contingencies to the condensed consolidated financial statements in Part I, Item 1.

Interest rate lock commitments, loan sale and forward commitments
We enter into IRLCs with borrowers who have applied for residential mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans, adjusted for pull-through, were approximately $1.1 billion and $0.8 billion as of June 30, 2023 and December 31, 2022, respectively.
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

Table of Contents1
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
There have not been any material changes to the methods we used and judgments we made relating to critical accounting estimates during the six months ended June 30, 2023 from those disclosed in our 2022 Annual Report.
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
Our certifying officers, with the participation of our management, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon and as of the date of the evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Contents1
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

Table of Contents1
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
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We depend upon several lenders to provide the primary funding facilities for our loans. In the ordinary course of our business, we manage the number and size of our mortgage warehouse lines of credit in light of various factors, including origination volumes and broader macroeconomic conditions. As of June 30, 2023, we had ten warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $1.9 billion. Our mortgage origination liquidity could also be affected if our lenders curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Additionally, as of June 30, 2023, we were party to (i) a term loan credit agreement with one of our warehouse banks, which agreement is collateralized by our Fannie Mae MSRs and provides for a term loan facility of $93.8 million (which can be increased to up to $175.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $100.0 million.
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

Table of Contents1
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
A substantial portion of our mortgage origination leads are sourced through an established network of referral partners with which we have longstanding relationships, including realtors, builders, and other partners. Our failure to maintain or grow these relationships could significantly decrease our origination volume and materially and adversely affect our business, operating results, financial condition, and prospects. In addition, changes in the real estate and home construction industries, or in the relationships between those industries and the mortgage industry, could adversely

Table of Contents1
affect our business and operating results, financial condition, and prospects. For example, in recent years, there has been an increase in products and services designed to facilitate home sales without the involvement of realtors, and if the role of realtors in the sales process declines, our business could be adversely affected if we are unable to adapt to that development in a manner that preserves our loan origination leads.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the Coronavirus Air, Relief, and Economic Security Act (the "CARES Act"), enacted on March 27, 2020, have in the past and may in the future increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition, and results of operations could be materially and adversely affected as a result. As of June 30, 2023, loans representing approximately 0.6% of the loans in our servicing portfolio were in forbearance.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities have, and continue to threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to distribute our services.
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

Table of Contents1
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
As a result of the COVID-19 pandemic, our workforce shifted from in-person to remote work environment. We have since transitioned to a hybrid work environment in which a portion of our workforce may work in-person. Many employees utilize network connections, and computers and devices outside our premises or network, including working at home, while in transit and in public locations. This transition to a prolonged hybrid work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and computer systems, increased risk of phishing, ransomware, and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal or confidential information.
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

Table of Contents1
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
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. As of June 30, 2023, Ginnie Mae accounted for 28.6% of the UPB of our servicing portfolio.

Table of Contents1
As of June 30, 2023, we have a reserve of $18.4 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
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

Table of Contents1
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
The mortgage industry is subject to a highly complex legal and regulatory framework. In addition to the licensing requirements for each of the jurisdictions in which we originate or service loans, we must comply with a number of federal, state, and local consumer protection and other laws including, among others, the Truth in Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act (“ECOA”), Fair Credit Reporting Act, Fair Housing Act, Telephone Consumer Protection Act ("TCPA"), Gramm-Leach-Bliley Act ("GLBA"), Electronic Fund Transfer Act of 1978, Servicemembers Civil Relief Act, Military Lending Act, Homeowners Protection Act, Home Mortgage Disclosure Act, Secure and Fair Enforcement for Mortgage Licensing Act, Federal Trade Commission Act ("FTCA"), Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, federal, state and local laws designed to discourage predatory lending and servicing practices, prohibit unfair, deceptive, or abusive acts or practices, protect customer privacy, and regulate debt collection and consumer credit reporting, and state foreclosure laws. These and other laws and regulations directly affect our business and require constant compliance monitoring, internal and external audits, and examinations by federal and state regulators. Changes to the laws, regulations, and guidelines relating to the origination and servicing of mortgages, including those already adopted and those that may in the future be adopted, their interpretation or the manner in which they are enforced, could render our current business practices non-compliant or make compliance more difficult or expensive.
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

Table of Contents1
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
Anti-discrimination statutes, such as the Fair Housing Act, ECOA, and other fair lending laws and regulations prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion, and national origin. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. As a result, various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative effect on a protected class of individuals). Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act and ECOA in the context of mortgage loan lending and servicing. Compliance with anti-discrimination prohibitions, and particularly the disparate impact theory, creates a significant administrative burden and potential liability for failure to comply. In addition, regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting fair lending, fair housing and other claims that the practices of lenders and loan servicers result in a disparate impact on protected classes. A successful regulatory challenge to our performance under these fair lending laws and regulations could result in a wide variety of sanctions, including damages, injunctive or equitable relief, and civil money penalties. In addition to reputational harm, such sanctions could have a material adverse effect on our business, financial condition, and results of operations. Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the Fair Housing Act and ECOA from claims of “redlining” and “reverse redlining.” Redlining is the practice of avoiding providing services to individuals living in communities of color because of the race or national origin of the people who live in those communities. Reverse redlining is targeting an applicant in a certain neighborhood for a higher cost products or services. In late 2021, the Department of Justice launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to crack down on discriminatory lending practices, making clear they are a high priority across the financial services regulatory ecosystem. In addition, the CFPB recently announced that it intends to use its authority under the Consumer Financial Protection Act to identify, prohibit, and prosecute discrimination as an unfair, deceptive, or abusive act or practices to target discriminatory conduct, even where fair lending laws such as the ECOA may not apply. More restrictive laws and regulations may be adopted in the

Table of Contents1
future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. Any such changes in laws, regulations or interpretations could have a detrimental effect on our business.
We are subject to state licensing and operational requirements. Our failure to obtain and maintain the appropriate state licenses would prohibit us from originating or servicing mortgages in those states and adversely affect our operations.
Because we are not a federally chartered depository institution, we do not benefit from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. In most states in which we operate, one or more regulatory agencies regulate and enforce laws relating to mortgage servicing companies and mortgage origination companies such as us. These rules and regulations generally require that we seek and maintain certain licenses and comply with certain business practice standards, including requirements as to the form and content of contracts and other documentation and the licensing of our employees. As a nonbank mortgage lender, we are subject to licensure, regulation, and supervision by every state and district in which we do business. States examine nonbank mortgage lenders and servicers periodically, depending on state law requirements and other factors such as the lender’s size and compliance history. These examinations may include a review of the nonbank lender’s compliance with all federal and state consumer protection laws, compliance management system, and internal controls. Complying with this regulatory framework requires a meaningful dedication of management and financial resources. Changes to existing state legislation or the adoption of new state legislation, as well as our entry into new markets in states in which we had not previously operated, could increase our compliance costs. This could render business in any one state or states cost-prohibitive and could materially affect our business and our growth strategy. Any failure to comply with these licensing and operational requirements could have a material and adverse effect on our business, operating results, financial condition, and prospects.
Changes in the guidelines of the GSEs, FHA, VA, USDA, and Ginnie Mae could adversely affect our business.
We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to credit standards for mortgage loans, our staffing levels, and other servicing practices, and the servicing and ancillary fees that we may charge. In addition, we are required to meet certain minimum financial requirements relating to our net worth, capital ratio, and liquidity in order to sell the loans that we originate to certain investors, including the GSEs. A change in these guidelines could require us to expend additional resources to originate and service mortgages or make it more difficult for us to do so profitably or at all, and a failure to meet applicable financial requirements could materially impair our ability to originate and service loans, any of which could have a material and adverse effect on our business, operating results, financial condition, and prospects. In August 2022, the Federal Housing Finance Agency ("FHFA") and Ginnie Mae announced updated minimum financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. In September 2022, at the direction of the FHFA, Fannie Mae and Freddie Mac announced similar revisions to minimum financial eligibility requirements. The majority of the requirements are effective on September 30, 2023 with origination liquidity and certain other capital requirements effective as of December 31, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. Certain of these new capital requirements may impact liquidity in Ginnie Mae markets and while the ultimate impact remains uncertain, such requirements could have the effect of devaluing certain Ginnie Mae MSRs. If we misjudge the magnitude of the costs and benefits of these updated minimum financial eligibility requirements and their impacts on our business, our financial results could be negatively impacted.
In addition, changes in the nature or extent of the guarantees provided by the GSEs, Ginnie Mae, the USDA or the VA, or the insurance provided by the FHA, or coverage provided by private mortgage insurers, could also have broad adverse market implications. Any future increases in guarantee fees or changes to their structure or increases in the premiums we are required to pay to

Table of Contents1
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
We acquired Cherry Creek Mortgage LLC in April 2023 and as a result now originate reverse mortgage loan products. The reverse mortgage industry is largely dependent upon the FHA and HUD, and there can be no guarantee that these entities will retain Congressional authorization to continue the Home Equity Conversion Mortgage (“HECM”) program or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The vast majority of reverse mortgage loan products we originate are HECMs, which are FHA-insured loans that must comply with the FHA’s and other regulatory requirements. Guild may also originate non-HECM reverse mortgage products, for which there is a limited secondary market. The FHA regulations governing the HECM products have changed from time to time. For example, FHA has added disbursement limits that restrict the amount of loan proceeds that a borrower can receive during the first year of the loan, implemented collateral risk assessment guidelines that require HECM lenders to obtain a second property appraisal if FHA determines that additional support for the collateral value is needed, and added credit-based underwriting criteria designed to assess borrowers’ ability and willingness to meet their financial obligations. Our reverse mortgage business is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures and permissible fees. If we fail to comply with applicable laws and regulations relating to the origination of reverse mortgages, we could be subject to adverse regulatory actions, including potential fines, penalties or sanctions, and our business, reputation, and financial condition could be adversely affected. We continue to evaluate our reverse mortgage business and the future loan production under such business remains uncertain.
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

Table of Contents1
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

Table of Contents1
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
Our directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 35.2% of the outstanding shares of our Class A common stock and 100% of the outstanding shares of our Class B common stock (to the extent the Chairman of our Board of Directors may be deemed to beneficially own all of the shares of our Class B common stock beneficially owned by MCMI), representing an aggregate of approximately 96.9% of the combined voting power of our outstanding common stock. As a result, in addition to their day-to-day management roles, our executive officers and directors will be able to exercise significant influence on our business as stockholders, including influence over election of members of the Board of Directors and the authorization of other corporate actions requiring stockholder approval.
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

Table of Contents1
future may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
Although we have paid dividends in the past, we do not currently intend to pay dividends in the foreseeable future.
Although we have paid some special dividends in the past and our Board of Directors recently announced its intention to pay a special dividend effective September 7, 2023 to stockholders of record as of August 23, 2023, we do not currently anticipate declaring or paying regular cash dividends on our Class A common stock in the foreseeable future. Instead, we anticipate that most of our future earnings will be retained to support our operations and finance the growth and development of our business. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our Board of Directors may deem relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from GMC, which may further restrict our ability to pay dividends. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends.
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

Table of Contents1
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
Our certificate of incorporation and bylaws contain exclusive forum provisions that may discourage lawsuits against us and our directors and officers.
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
Our bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions, and thus both state and federal courts have jurisdiction to entertain such claims. Our bylaws prevent having to litigate claims in multiple

Table of Contents1
jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Securities Exchange Act of 1934.
These exclusive forum provisions may limit the ability of Guild’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Guild or Guild’s directors or officers, which may discourage such lawsuits against Guild and Guild’s directors and officers. Alternatively, if a court were to find these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Guild may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect Guild’s business, financial condition or results of operations.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. Also, as a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded,

Table of Contents1
processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we reported having a material weakness because we did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. This resulted in ineffective general information technology controls over user access and change management within the general ledger and loan systems. The deficiencies also contributed to ineffective monitoring of consistent operation of internal control over financial reporting and ineffective evaluation of the reliability of information used in controls.
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

Table of Contents1
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

Table of Contents1
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to repurchases of shares of our Class A common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
April 1, 2023 to April 30, 2023	24,773	$10.81	24,773	$13,582
May 1, 2023 to May 31, 2023	15,489	$10.15	15,489	$13,424
June 1, 2023 to June 30, 2023	11,326	$10.81	11,326	$13,301
Total	51,588	$10.58	51,588
(1)     Average price paid per share includes costs associated with the repurchases.
(2)    On May 5, 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. As of June 30, 2023, $13.3 million remained available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

ITEM 5. OTHER INFORMATION

Amended and Restated Bylaws

On August 2, 2023, our Board of Directors approved and adopted amendments to our Amended and Restated Bylaws (the “Bylaws”), which became effective immediately. Among other things, the amendments:

•update the advance notice provisions that apply when a stockholder intends to propose a director nomination or other business at a stockholder meeting, including to address Rule 14a-19 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 14a-19”), by requiring:

◦any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 and to provide reasonable evidence that certain requirements of such rule have been satisfied;

Table of Contents1
◦the nomination of each proposed director nominee other than the Company’s nominees be disregarded (notwithstanding that the nominee is included as a nominee in the Company’s proxy statement, notice of meeting or other proxy materials for any stockholder meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by the Company (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 or fails to timely provide reasonable evidence that certain requirements of such rule have been satisfied;

◦that the number of nominees a stockholder may nominate for election at a stockholder meeting may not exceed the number of directors to be elected at such meeting;

◦certain representations with respect to a proposed nominee regarding the absence of certain voting commitments, disclosure of compensation for service and compliance with our corporate governance and other policies, and intent to serve the entire term;
◦additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies;

◦that whenever a document or information must be delivered to us under the advance notice provisions such document or information must be in writing exclusively (and not in an electronic transmission) and must be delivered exclusively by hand or by certified or registered mail, return receipt requested;

•require that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by our Board of Directors;

•adopt an exclusive forum provision designating the U.S. federal courts as the exclusive forum for all claims arising under the Securities Act of 1933, as amended; and

•Make certain other technical, modernizing and clarifying changes.

The above description of the amendments to the Bylaws does not purport to be complete, and is qualified in its entirety by reference to the full text of our Bylaws, which are attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Table of Contents1
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)

3.2*	Amended and Restated Bylaws of Guild Holdings Company
10.1†*	Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Terry L. Schmidt, effective as of July 1, 2023
10.2†*	Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and David Neylan, effective as of July 1, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
†    Indicates management contract or compensatory plan.
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

GUILD HOLDINGS COMPANY

Dated: August 4, 2023	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer

Dated: August 4, 2023	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer