Form 10-Q
period 2023-09-30
Guild Holdings Co
filed 2023-11-09
CIK 1821160

Table of Contents1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x
As of November 3, 2023, the registrant had 20,763,818 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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
•We depend on our ability to maintain and improve the technology infrastructure that supports our platforms, and any significant disruption in service on our platforms could harm us.
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

Table of Contents1
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$114,352	$137,891
Restricted cash	3,532	8,863
Mortgage loans held for sale	932,771	845,775
Reverse mortgage loans held for investment	81,457	—
Ginnie Mae loans subject to repurchase right	639,023	650,179
Accounts, notes and interest receivable	63,649	58,304
Derivative assets	24,401	3,120
Mortgage servicing rights, net	1,258,313	1,139,539
Intangible assets, net	27,113	33,075
Goodwill	186,183	176,769
Other assets	165,839	186,076
Total assets	$3,496,633	$3,239,591
Liabilities and stockholders’ equity
Warehouse lines of credit	$839,122	$713,151
HMBS-related borrowings	71,278	—
Notes payable	148,766	126,250
Ginnie Mae loans subject to repurchase right	639,370	650,179
Accounts payable and accrued expenses	33,194	34,095
Accrued compensation and benefits	33,600	29,597
Investor reserves	20,022	16,094
Contingent liabilities due to acquisitions	7,239	526
Derivative liabilities	—	5,173
Operating lease liabilities	80,287	85,977
Note due to related party	—	530
Deferred compensation plan	95,394	95,769
Deferred tax liabilities	251,384	232,963
Total liabilities	2,219,656	1,990,304
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,558,055 and 20,583,130 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	205	206
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding as of September 30, 2023 and December 31, 2022	403	403
Additional paid-in capital	47,529	42,727
Retained earnings	1,228,361	1,205,885
Non-controlling interests	479	66
Total stockholders’ equity	1,276,977	1,249,287
Total liabilities and stockholders’ equity	$3,496,633	$3,239,591

See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenue
Loan origination fees and gain on sale of loans, net	$158,126	$154,618	$387,702	$605,229
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,755	—	5,061	—
Loan servicing and other fees	61,941	57,647	182,239	165,419
Valuation adjustment of mortgage servicing rights	22,077	41,764	(4,904)	247,439
Interest income	31,348	17,575	76,177	47,661
Interest expense	(19,394)	(11,324)	(48,985)	(36,411)
Other income, net	404	940	663	1,182
Net revenue	257,257	261,220	597,953	1,030,519
Expenses
Salaries, incentive compensation and benefits	142,637	137,372	398,660	502,893
General and administrative	18,809	19,412	60,140	20,153
Occupancy, equipment and communication	18,536	17,302	54,368	54,587
Depreciation and amortization	3,664	3,895	11,063	11,616
Provision for (reversal of) foreclosure losses	84	(3,449)	554	(1,974)
Total expenses	183,730	174,532	524,785	587,275
Income before income tax expense	73,527	86,688	73,168	443,244
Income tax expense	19,284	9,321	19,184	99,615
Net income	54,243	77,367	53,984	343,629
Net (loss) income attributable to non-controlling interests	(6)	(7)	(11)	25
Net income attributable to Guild	$54,249	$77,374	$53,995	$343,604

Net income per share attributable to Class A and Class B Common Stock:
Basic	$0.89	$1.27	$0.89	$5.63
Diluted	$0.88	$1.26	$0.87	$5.56
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,956	60,893	60,940	61,004
Diluted	61,913	61,563	61,976	61,806
See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2021	20,723,912	$207	40,333,019	$403	$42,175	$877,194	$34	$920,013
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(40)	40	—	—
Net income	—	—	—	—	—	207,958	15	207,973
Balance at March 31, 2022	20,723,912	$207	40,333,019	$403	$43,407	$1,085,192	$49	$1,129,258
Stock-based compensation	—	—	—	—	1,728	—	—	1,728
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(25)	25	—	—
Vesting of restricted stock units	34,055	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock	(141,952)	(1)	—	—	(1,444)	—	—	(1,445)
Net income	—	—	—	—	—	58,272	17	58,289
Balance at June 30, 2022	20,616,015	$206	40,333,019	$403	$43,666	$1,143,489	$66	1,187,830
Stock-based compensation	—	—	—	—	1,917	—	—	1,917
Repurchase and retirement of Class A common stock	(138,962)	(1)	—	—	(1,522)	—	—	(1,523)
Net income (loss)	—	—	—	—	—	77,374	(7)	77,367
Balance at September 30, 2022	20,477,053	$205	40,333,019	$403	$44,061	$1,220,863	$59	$1,265,591

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2022	20,583,130	$206	40,333,019	$403	$42,727	$1,205,885	$66	$1,249,287
Stock-based compensation	—	—	—	—	1,756	—	—	1,756
Vesting of restricted stock units	333	—	—	—	—	—	—	—
Shares of Class A common stock withheld related to net share settlement	(137)	—	—	—	(1)	—	—	(1)
Repurchase and retirement of Class A common stock	(50,166)	(1)	—	—	(567)	—	—	(568)
Net loss	—	—	—	—	—	(37,190)	(5)	(37,195)
Balance at March 31, 2023	20,533,160	$205	40,333,019	$403	$43,915	$1,168,695	$61	$1,213,279
Stock-based compensation	—	—	—	—	2,323	—	—	2,323
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(23)	23	—	—
Vesting of restricted stock units	211,733	2	—	—	(2)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(48,163)	—	—	—	(523)	—	—	(523)
Repurchase and retirement of Class A common stock	(51,588)	(1)	—	—	(549)	—	—	(550)
Net income	—	—	—	—	—	36,936	—	36,936
Balance at June 30, 2023	20,645,142	$206	40,333,019	$403	$45,141	$1,205,654	$61	$1,251,465
Stock-based compensation	—	—	—	—	2,338	—	—	2,338
Dividends paid on Class A and Class B common stock ($0.50 per share)	—	—	—	—	—	(30,479)	—	(30,479)
Dividend equivalents on unvested restricted stock units, net of forfeitures	—	—	—	—	1,063	(1,063)	—	—
Repurchase and retirement of Class A common stock	(87,087)	(1)	—	—	(1,013)	—	—	(1,014)
Non-controlling interest related to consolidated joint venture	—	—	—	—	—	—	424	424
Net income (loss)	—	—	—	—	—	54,249	(6)	54,243
Balance at September 30, 2023	20,558,055	$205	40,333,019	$403	$47,529	$1,228,361	$479	$1,276,977
See accompanying notes to condensed consolidated financial statements

Table of Contents1
GUILD HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$53,984	$343,629
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,063	11,616
Valuation adjustment of mortgage servicing rights	4,904	(247,439)
Valuation adjustment of mortgage loans held for sale	3,611	65,297
Valuation adjustment of reverse mortgage loans held for investment and HMBS-related borrowings	(5,061)	—
Unrealized gain on derivatives	(26,454)	(22,366)
Amortization of right-of-use assets	16,219	12,408
Provision for investor reserves	8,047	679
Provision for (reversal of) foreclosure losses	554	(1,974)
Valuation adjustment of contingent liabilities, net due to acquisitions	865	(45,075)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(247,547)	(440,974)
Earnings from unconsolidated joint ventures, net of distributions received	(165)	—
Paid-in-kind interest income	(156)	—
Deferred income taxes	18,420	98,373
Other	1,637	(8,277)
Benefit from investor reserves	(4,119)	(3,101)
Foreclosure loss reserve	(3,058)	(1,436)
Stock-based compensation	6,417	4,917
Changes in operating assets and liabilities:
Origination of mortgage loans held for sale	(10,910,122)	(16,265,741)
Proceeds on sale of and payments from mortgage loans held for sale	11,067,062	17,916,073
Accounts, notes and interest receivable	17,212	39,674
Other assets	3,497	(2,945)
Mortgage servicing rights	(123,678)	(206,772)
Accounts payable and accrued expenses	(2,827)	(15,932)
Accrued compensation and benefits	3,602	(39,622)
Income taxes	18,210	4,938
Contingent liability payments	—	(7,125)
Operating lease liabilities	(16,810)	(12,075)
Deferred compensation plan liability	(4,663)	4,530
Real estate owned, net	(1,315)	(199)
Net cash (used in) provided by operating activities	(110,671)	1,181,081
Cash flows from investing activities
Acquisition of businesses	(8,030)	—
Origination and purchase of reverse mortgage loans held for investment	(77,297)	—
Principal payments received on reverse mortgage loans held for investment	734	—
Investments in unconsolidated joint ventures	(913)	—
Distributions received from unconsolidated joint ventures in excess of cumulative earnings	236	—
Excess cash received over cash paid for investment in consolidated joint venture	320	—
Issuance of notes receivable	(16,250)	—
Proceeds from the sale of property and equipment	3	177
Purchases of property and equipment	(4,647)	(3,158)
Net cash used in investing activities	(105,844)	(2,981)
Cash flows from financing activities
Borrowings on warehouse lines of credit	11,078,901	16,006,430
Repayments on warehouse lines of credit	(10,951,552)	(17,113,148)
Proceeds from sale of reverse mortgage loans (HECMs) accounted for as HMBS-related obligations	71,445	—
Borrowings on MSR notes payable	148,766	—

Table of Contents1

Repayments on MSR notes payable	(126,250)	(137,500)
Contingent liability payments	—	(7,300)
Net change in notes payable	(530)	(1,784)
Taxes paid related to net share settlement of equity awards	(524)	—
Repurchases of Class A common stock	(2,132)	(2,968)
Dividends paid	(30,479)	—
Net cash provided by (used in) financing activities	187,645	(1,256,270)
Decrease in cash, cash equivalents and restricted cash	(28,870)	(78,170)
Cash, cash equivalents and restricted cash, beginning of period	146,754	248,120
Cash, cash equivalents and restricted cash, end of period	$117,884	$169,950

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$114,352	$162,198
Restricted cash	3,532	7,752
Total cash, cash equivalents and restricted cash	$117,884	$169,950
Supplemental information
Cash paid for interest, net	$12,091	$26,291
Cash paid for income taxes, net of refunds	$(17,438)	$(3,745)
Supplemental disclosure of non-cash investing activities:
Measurement period adjustments to goodwill	$760	$(1,710)
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
Principles of Consolidation
The Company's condensed consolidated financial statements include the accounts of the Company, Guild Mortgage Company LLC ("GMC") and their consolidated subsidiaries, variable interest entities ("VIE") of which the Company is the primary beneficiary, and joint ventures in which the Company has a majority voting interest and control.
The Company evaluates its relationships and investments to determine if it is the primary beneficiary of a VIE. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Company's investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the Company's business activities and the business activities of the other investors.
The carrying amount of the consolidated VIEs' and consolidated joint ventures' assets and liabilities were immaterial as of September 30, 2023.
All intercompany accounts and transactions have been eliminated in consolidation.
Investments in Unconsolidated Joint Ventures
The Company has investments in unconsolidated joint ventures involved in the mortgage lending business, which are included in other assets in the Condensed Consolidated Balance Sheets. The Company's investments in these unconsolidated joint ventures are accounted for under the equity method of accounting as the Company does not have a majority voting interest, operational control or financial control. As a result, the Company does not recognize the assets and liabilities of these unconsolidated joint ventures in its financial statements. The Company's share of the net earnings or losses of the investee are included in other income, net in the Condensed Consolidated Statements of Income.
The Company classifies distributions received from its unconsolidated joint ventures using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds

Table of Contents1
cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $1.0 billion and $0.6 billion at September 30, 2023 and December 31, 2022, respectively.
Common Stock Cash Dividend
The Company declared and paid dividends of $0.50 per share on its Class A and Class B common stock during the third quarter of 2023 totaling $30.5 million.
Non-vested restricted stock units ("RSUs") under the 2020 Omnibus Incentive Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units ("DEUs"). DEUs will be credited as additional RSUs on the dividend payment date and will vest on the same date as the underlying RSUs and are forfeited if the underlying RSUs forfeit prior to vesting. The number of additional RSUs credited will equal (1) the per share cash dividend amount, multiplied by (2) the number of RSUs, divided by (3) the fair market value of a share of Class A common stock on the last trading day before the date of the dividend payment, rounded up to the nearest whole number of RSUs.
In conjunction with the payment of Guild's dividend, Guild issued 95,413 DEUs to holders of RSUs. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and a credit to additional paid-in capital.
Reverse Mortgage Loans Held for Investment and HMBS-Related Borrowings, Net
In April 2023, the Company acquired certain assets of Cherry Creek Mortgage, LLC ("CCM") (see Note 3 - Acquisitions), which expanded its range of services by offering reverse mortgages to its customers. Reverse mortgage loans are residential mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Reverse mortgage loans can have either fixed interest rates or adjustable interest rates. In the case of most fixed-rate reverse mortgage loans, the borrower must draw the loan proceeds up front in one lump sum, while many adjustable-rate mortgage loans provide the borrower with a line of credit that can be drawn over time.
The Company has elected to measure these loans at fair value, on a recurring basis, with changes in fair value recorded as a charge or credit to gain on reverse mortgage loans held for investment and HMBS-related borrowings, net in the Condensed Consolidated Statements of Income.
The Company securitizes home equity conversion mortgages ("HECM") into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which Ginnie Mae guarantees, and sells them in the secondary market while retaining the rights to service. The Company has determined that HECM loans transferred under the current Ginnie Mae HMBS securitization program do not meet the requirements for sale accounting under Accounting Standards Codification ("ASC 860"), Transfers and Servicing, and are therefore not derecognized upon date of transfer. The Ginnie Mae HMBS securitization program includes certain terms that do not meet the participating interest requirements and require or provide an option for the Company to reacquire the loans prior to maturity. Due to these terms, the transfer of the loans does not meet the requirements of sale accounting. As a result, the Company accounts for HECM loans transferred into HMBS securitizations as secured borrowings and continues to recognize the loans as held for investment, along with the corresponding liability for the HMBS related obligations.

Table of Contents1
As an issuer of HMBS, we are required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (“MCA”) (referred to as unpoolable loans). Performing repurchased loans are conveyed to the United States Department of Housing and Urban Development ("HUD") and payment is received from HUD typically within 75 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of the real estate owned, and claim submissions to HUD.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-Related Borrowings, Net
The Company has elected to measure the HECM loans held for investment and HMBS-related borrowings at fair value on a recurring basis. The fair value gains and losses of the HECM loans and HMBS-related borrowings and the gains and losses on tail securitization are included in gain on reverse mortgage loans held for investment and HMBS-related borrowings, net in the Condensed Consolidated Statements of Income. Tail securitizations are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit (scheduled and unscheduled), interest, servicing fees, and mortgage insurance premiums. In addition, gain on reverse mortgage loans held for investment and HMBS-related borrowings, net includes interest income on the securitized HECM loans, interest expense on the HMBS-related borrowings, together with the realized cash gains or losses on tail securitization and the fair value changes related to new reverse mortgage loans through the securitization date. The reverse mortgage loan activity is included in the Company's origination segment.
Recent Accounting Standards
In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-05—Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the new guidance on its financial statements.
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

Table of Contents1
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At September 30, 2023 and December 31, 2022, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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

Table of Contents1
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — "IRLCs" are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set (or "locked") prior to funding. The fair value of IRLCs recorded at lock inception is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of September 30, 2023 and December 31, 2022, was 84.3% and 93.4%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price. We regularly review our critical estimates and assumptions used in the valuation of our IRLCs.
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
Mortgage Loans Held for Sale — "MLHS" are carried at fair value. The fair value of MLHS is based on secondary market pricing for loans with similar characteristics, and as such, is classified as a Level Two measurement. Fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level and are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold. We regularly review our critical estimates and assumptions used in the valuation of our MLHS.
Reverse Mortgage Loans Held for Investment — Reverse mortgage loans held for investment are carried at fair value and classified within Level Three of the valuation hierarchy. Fair value is estimated using a present value methodology that discounts estimated projected cash flows over the life of the loan using unobservable inputs which include conditional prepayment rates and discount rates. The conditional prepayment rate assumption is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption used is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates. The Company engages a third-party valuation

Table of Contents1
expert to assist in estimating the fair value. See Note 9 for additional information on the Company's reverse mortgage loans held for investment.
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
Investment in Warrants — The Company was a party to a joint marketing agreement with a private independent insurance carrier whereby the Company marketed their products and submitted leads for borrowers needing insurance. In connection with satisfying the conditions set forth under such agreement, the Company received warrants that may be exercised to purchase shares of common stock of the private company. The Company’s equity investment in the warrants is carried at its estimated fair value, which was determined using the price per share paid by an investor in an equity sale transaction completed by the private company, resulting in a Level Three classification. The warrants are exercisable until June 2025. The warrants are initially and subsequently measured at fair value until they are exercised or expire, with material changes in the fair value reported in other income, net in the Condensed Consolidated Statements of Income each reporting period. The Company's investment in warrants is included within other assets in the Condensed Consolidated Balance Sheets.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities, which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At September 30, 2023 the risk adjusted discount rate was 25.0% and at December 31, 2022 the range of the risk adjusted discount rate was 14.5% - 25.0%, with a median of 15.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Income.
HMBS-Related Borrowings — HMBS-related borrowings are carried at fair value and classified within Level Three of the valuation hierarchy. These borrowings are not actively traded; therefore, quoted market prices are not available. The Company determines fair value using a discounted cash flow model, by discounting the projected payment of principal and interest over the estimated life of the borrowing at a market rate, due to significant unobservable inputs, including conditional prepayment rates and discount rates. The discount rate assumption used is primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value. See Note 9 for additional information on the Company's HMBS-related borrowings.

Table of Contents1
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$89	$—	$—	$89
Notes receivable	—	—	14,809	14,809
Derivative
Forward delivery commitments and best efforts sales commitments	—	12,182	—	12,182
Interest rate lock commitments	—	—	12,219	12,219
Mortgage loans held for sale	—	932,771	—	932,771
Reverse mortgage loans held for investment	—	—	81,457	81,457
Mortgage servicing rights	—	—	1,258,313	1,258,313
Investment in warrants	—	—	961	961
Total assets at fair value	$89	$944,953	$1,367,759	$2,312,801
Liabilities:
HMBS-related borrowings	$—	$—	$71,278	$71,278
Contingent liabilities due to acquisitions	—	—	7,239	7,239
Total liabilities at fair value	$—	$—	$78,517	$78,517

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$96	$—	$—	$96
Derivative
Forward delivery commitments	—	1,602	—	1,602
Interest rate lock commitments	—	—	1,518	1,518
Mortgage loans held for sale	—	845,775	—	845,775
Mortgage servicing rights	—	—	1,139,539	1,139,539
Investment in warrants	—	—	961	961
Total assets at fair value	$96	$847,377	$1,142,018	$1,989,491
Liabilities:
Derivative
Forward delivery commitments and best efforts sales commitments	$—	$5,173	$—	$5,173
Contingent liabilities due to acquisitions	—	—	526	526
Total liabilities at fair value	$—	$5,173	$526	$5,699

Table of Contents1
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022:

	IRLCs	Contingent Liabilities	Notes Receivable
Balance at June 30, 2023	$5,613	$7,793	$9,824
Net transfers and revaluation gains	6,606	—	—
Additions	—	—	5,156
Valuation adjustments	—	(554)	(171)
Balance at September 30, 2023	$12,219	$7,239	$14,809

Balance at December 31, 2022	$1,518	$526	$—
Net transfers and revaluation gains	10,701	—	—
Additions	—	6,103	16,406
Valuation adjustments	—	610	(1,597)
Balance at September 30, 2023	$12,219	$7,239	$14,809

Balance at June 30, 2022	$14,600	$1,557	$—
Net transfers and revaluation losses	(38,177)	—	—
Payments	—	(1,884)	—
Valuation adjustments	—	327
Balance at September 30, 2022	$(23,577)	$—	$—

Balance at December 31, 2021	$22,119	$59,500	$—
Net transfers and revaluation losses	(45,696)	—	—
Payments	—	(14,425)	—
Valuation adjustments	—	(45,075)
Balance at September 30, 2022	$(23,577)	$—	$—

Table of Contents1
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the three and nine months ended September 30, 2023 and 2022.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At September 30, 2023 and December 31, 2022, the Company had the following financial assets measured at fair value on a non-recurring basis:
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2023:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$639,023	$—	$639,023
Total assets at fair value	$—	$639,023	$—	$639,023
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$639,370	$—	$639,370
Total liabilities at fair value	$—	$639,370	$—	$639,370
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total assets at fair value	$—	$650,179	$—	$650,179
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total liabilities at fair value	$—	$650,179	$—	$650,179

Table of Contents1
Fair Value Option
The following is the estimated fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects their expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference (1)
Balance at September 30, 2023	$932,771	$959,523	$(26,752)
Balance at December 31, 2022	$845,775	$868,833	$(23,058)
_______________________________
(1)Represents the amount of losses included in loan origination fees and gain on sale of loans, net due to changes in fair value of items accounted for using the fair value option.
NOTE 3 - ACQUISITIONS
First Centennial Mortgage Corporation
On September 11, 2023, the Company acquired certain assets of First Centennial Mortgage Corporation (“FCM”) under the terms of an asset purchase agreement to expand the Company’s operations in the Midwest region. The total fair value of consideration transferred was $2.1 million, which was paid in cash.
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
The Company does not consider these acquisitions to be material, individually or in the aggregate. The acquisitions were accounted for as business combinations, under which the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values and the excess was recorded as goodwill. The preliminary fair values are subject to subsequent adjustments during the measurement period, not to exceed one year from the date of acquisition. The goodwill resulting from the purchase price allocation reflects the expected synergistic benefits of expanding the Company's geographic locations and the existing workforce. The acquired goodwill was allocated to the Origination segment and is deductible for tax purposes.
The results of FCM, CCM and Legacy have been included in the Company’s condensed consolidated financial statements since the date of the acquisitions and did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. Transaction costs associated with these transactions were not material and were expensed as incurred within general and administrative expenses in the Condensed Consolidated Statements of Income.

Table of Contents1
NOTE 4 - ACCOUNTS, NOTES AND INTEREST RECEIVABLE
Accounts, notes and interest receivable consisted of the following:

	September 30, 2023	December 31, 2022
Trust advances	$20,814	$44,164
Foreclosure advances, net	18,669	12,320
Receivables related to loan sales	2,316	562
Notes receivable and advances	16,604	—
Accrued interest - notes receivable	512	—
Other	4,734	1,258
Total accounts, notes and interest receivable	$63,649	$58,304
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts, notes and interest receivable amounts are collectible and, accordingly, no allowance for doubtful accounts is necessary.
The activity of the foreclosure loss reserve was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance — beginning of period	$6,659	$10,997	$8,698	$10,355
Utilization of foreclosure reserve	(549)	(603)	(3,058)	(1,436)
Provision for (reversal of) foreclosure losses	84	(3,449)	554	(1,974)
Balance — end of period	$6,194	$6,945	$6,194	$6,945
Note Receivable
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
NOTE 5 - OTHER ASSETS
Other assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$27,913	$31,499
Company owned life insurance	39,731	37,871
Property and equipment, net	14,568	12,118
Right-of-use assets	69,560	74,660
Income tax receivable	8,320	26,531
Real estate owned	1,968	306
Land	1,973	2,034
Trading securities	89	96
Investments in unconsolidated joint ventures, net	756	—
Investment in warrants	961	961
Total other assets	$165,839	$186,076

Table of Contents1
Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Computer equipment	$30,813	$29,447
Furniture and equipment	25,768	25,072
Leasehold improvements	20,296	18,713
Internal-use software in production	3,523	772
Internal-use software	11,448	10,357
Property and equipment, gross	91,848	84,361
Accumulated depreciation	(77,280)	(72,243)
Property and equipment, net	$14,568	$12,118
Depreciation and amortization expense for property and equipment was $1.7 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and $5.1 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized hedging gains	$10,699	$29,290	$26,454	$22,366
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at September 30, 2023 and December 31, 2022:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at September 30, 2023
IRLCs	$1,212,847	$12,219	$—
Forward delivery commitments and best efforts sales commitments	$1,387,849	$12,182	$—
Balance at December 31, 2022
IRLCs	$810,514	$1,518	$—
Forward delivery commitments and best efforts sales commitments	$1,127,154	$1,602	$5,173
The Company had an additional $233.0 million and $256.3 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at September 30, 2023 and December 31, 2022, respectively. The Company also had $375.0 million and $470.8 million in closed hedge instruments not yet settled at September 30, 2023 and December 31, 2022, respectively. See Note 2 for fair value disclosure of the derivative instruments.

Table of Contents1
The following table presents the quantitative information about IRLCs and the fair value measurements:

	September 30, 2023	December 31, 2022
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% -100% (84.3%)	0% - 100% (93.4%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and nine months ended September 30, 2023 and 2022.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
September 30, 2023
Forward delivery commitments and best efforts sales commitments	$12,609	$(427)	$12,182
Total assets	$12,609	$(427)	$12,182

December 31, 2022
Forward delivery commitments	$1,887	$(285)	$1,602
Total assets	$1,887	$(285)	$1,602

Forward delivery commitments and best efforts sales commitments	$(11,399)	$4,959	$(6,440)
Margin calls	1,267	—	1,267
Total liabilities	$(10,132)	$4,959	$(5,173)
NOTE 7 - MORTGAGE SERVICING RIGHTS
The activity of mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance — beginning of period	$1,184,503	$1,030,310	$1,139,539	$675,340
MSRs originated	51,733	57,477	123,678	206,772
Changes in fair value:
Due to collection/realization of cash flows	(16,127)	(19,659)	(43,187)	(70,380)
Due to changes in valuation model inputs or assumptions	38,204	61,423	38,283	317,819
Balance — end of period	$1,258,313	$1,129,551	$1,258,313	$1,129,551

Table of Contents1
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs:

	September 30, 2023	December 31, 2022
Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.5% (10.8%)	9.6% - 15.7% (10.6%)
Prepayment rate	6.3% - 28.0% (7.4%)	6.6% - 28.6% (7.5%)
Cost to service (per loan)	$71.8 - $305.2 ($94.4)	$66.7 - $330.4 ($92.0)
At September 30, 2023 and December 31, 2022, the MSRs had a weighted average life of approximately 8.5 years. See Note 2 for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Servicing fees from servicing portfolio	$60,992	$56,410	$179,382	$161,342
Late fees	1,729	1,486	5,016	4,369
Other ancillary servicing revenue and fees	(780)	(249)	(2,159)	(292)
Total loan servicing and other fees	$61,941	$57,647	$182,239	$165,419
At September 30, 2023 and December 31, 2022, the UPB of mortgage loans serviced totaled $83.7 billion and $78.9 billion, respectively. Conforming conventional loans serviced by the Company are sold to the Federal National Mortgage Association ("FNMA" or "Fannie Mae") or the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the Federal Housing Association ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA").
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

Table of Contents1
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at September 30, 2023 and December 31, 2022, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2023
Mortgage servicing rights	$(38,165)	$(74,836)	$(53,571)	$(103,720)	$(11,965)	$(24,189)
December 31, 2022
Mortgage servicing rights	$(36,298)	$(70,878)	$(50,392)	$(96,848)	$(11,880)	$(24,162)
NOTE 8 - MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service these loans upon sale through ownership of servicing rights. A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the Condensed Consolidated Statements of Cash Flows is set forth below:

	Nine Months Ended September 30,
	2023	2022
Balance — beginning of period	$845,775	$2,204,216
Origination of mortgage loans held for sale	10,910,122	16,265,741
Proceeds on sale of and payments from mortgage loans held for sale	(11,067,062)	(17,916,073)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	247,547	440,974
Valuation adjustment of mortgage loans held for sale	(3,611)	(65,297)
Balance — end of period	$932,771	$929,561
At September 30, 2023, mortgage loans held for sale included UPB of the underlying loans of $959.5 million and had a fair value of $932.8 million. At December 31, 2022, mortgage loans held for sale included UPB of the underlying loans of $868.8 million and had a fair value of $845.8 million.
NOTE 9 - REVERSE MORTGAGE LOANS HELD FOR INVESTMENT AND HMBS-RELATED BORROWINGS

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$36,709	$—	$—	$—
Originations and purchases	42,894		77,297
Securitization of HECM loans accounted for as a financing (including realized fair value changes)	—	(71,445)	—	(71,445)
Repayments (principal payments received)	(734)	—	(734)	—
Change in fair value recognized in earnings	2,588	167	4,894	167
Balance — end of period	$81,457	$(71,278)	$81,457	$(71,278)

Securitized loans (pledged to HMBS-related borrowings)	$73,443	$(71,278)	$73,443	$(71,278)
Unsecuritized loans	8,014		8,014
Total	$81,457		$81,457
______________________________

Table of Contents1
(1)HMBS-related borrowings represent the issuance of pools of HMBS, which are guaranteed by GNMA, to third-party security holders. The Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in the Condensed Consolidated Balance Sheet as reverse mortgage loans held for investment and recording the pooled HMBS as HMBS-related borrowings.
Below are the significant unobservable inputs used to value the reverse mortgage loans held for investment and HMBS-related borrowings:

Unobservable Input	September 30, 2023
Life in years
Range	0.4 to 9.4
Weighted average	7.8
Weighted average interest rate	7.7%
Discount rate	12.0%
Conditional prepayment rate including voluntary and involuntary prepayments
Range	2.0% to 44.5%
Weighted average	12.6%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance — beginning of period	$18,364	$16,919	$16,094	$18,437
Benefit from investor reserves	(1,371)	(2,479)	(4,119)	(3,101)
Provision for investor reserves	3,029	1,575	8,047	679
Balance — end of period	$20,022	$16,015	$20,022	$16,015
NOTE 11 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

Balance at December 31, 2022	$176,769
Measurement period adjustments for Inlanta(1)	760
Goodwill acquired from Legacy	4,621
Goodwill acquired from CCM	2,744
Goodwill acquired from FCM	1,289
Balance at September 30, 2023	$186,183
______________________________

Table of Contents1
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
Intangible Assets
The following table presents our intangible assets, net as of September 30, 2023:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Referral network	$42,300	$15,862	$26,438	3.5
Non-compete agreements	2,700	2,025	675	0.1
	$45,000	$17,887	$27,113	3.6
Amortization expense related to intangible assets was $2.0 million for each of the three months ended September 30, 2023 and 2022, and $6.0 million for each of the nine months ended September 30, 2023 and 2022.
NOTE 12 - WAREHOUSE LINES OF CREDIT
Warehouse lines of credit consisted of the following at September 30, 2023 and December 31, 2022. Changes subsequent to September 30, 2023 have been described in the notes referenced with the below table.

	Maturity as of September 30, 2023	September 30, 2023	December 31, 2022
$345 million master repurchase facility agreement(1)	January 2024	$107,912	$47,565
$150 million master repurchase facility agreement(2)	August 2024	113,126	10,848
$300 million master repurchase facility agreement(3)	June 2024	173,377	189,512
$200 million master repurchase facility agreement(4)	May 2024	84,020	110,605
$200 million master repurchase facility agreement(5)	November 2023	82,721	16,131
$300 million master repurchase facility agreement(6)	September 2024	128,197	81,353
$100 million master repurchase facility agreement(7)	N/A	—	56,237
$50 million master repurchase facility agreement(8)	N/A	30,851	—
$75 million master repurchase facility agreement(9)	March 2025	35,041	40,096
$200 million master repurchase facility agreement(10)	N/A	86,906	162,454
		842,151	714,801
Prepaid commitment fees		(3,029)	(1,650)
Net warehouse lines of credit		$839,122	$713,151
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

Table of Contents1
(6)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.50%, plus the applicable interest rate margin.
(7)This facility matured in July 2023 and was not renewed.
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
The weighted average interest rate for warehouse lines of credit was 6.98% and 3.31% at September 30, 2023 and December 31, 2022, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $9.2 million and $50.7 million in its warehouse buy down accounts as offsets to certain lines of credit at September 30, 2023 and December 31, 2022, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, positive quarterly income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At September 30, 2023 and December 31, 2022, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled”. The Company can elect to assign FNMA Mortgage Backed Security ("MBS") trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of September 30, 2023 and December 31, 2022.
NOTE 13 - NOTES PAYABLE
Revolving Notes:
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2023 and December 31, 2022, the Company had $31.0 million balance and $20.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $100.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2024. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also had an unused facility fee on the average unused balance, which was also paid quarterly. The unused facility fee was waived if the average outstanding balance exceeded 35% of the available combined warehouse and MSR facility. In September 2023 the revolving note was amended to remove the unused facility fee. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2023 and December 31, 2022, the Company had $30.0 million and no balance, respectively, in outstanding borrowings on this credit facility.

Table of Contents1
In September 2023, the Company entered into a new revolving note agreement, which it can draw upon as needed. The agreement currently expires in September 2028. Borrowings on the revolving note are collateralized by the Company’s FNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 2.0%. The revolving note has a committed amount of $250.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $400.0 million. At September 30, 2023, the Company had $87.8 million in outstanding borrowings on this credit facility.
Term Note:
The Company had a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. The term note had a committed amount of $125.0 million and the agreement allowed for the Company to increase the committed amount up to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note had a maturity date of March 2024. Interest on the principal was paid monthly and was based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 were due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also had an unused facility fee on the average unused balance, which was also paid quarterly. In September 2023, the Company paid in full the $87.5 million remaining balance due on the term note with funds borrowed under a new revolving note agreement with a different lender (see section above describing the new revolving note agreement). At September 30, 2023 and December 31, 2022, the Company had no outstanding balance and $106.3 million, respectively, on this facility.

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
The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Guild	$54,249	$77,374	$53,995	$343,604

Weighted-average shares outstanding, Class A Common Stock	20,623	20,560	20,607	20,671
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333	40,333	40,333
Weighted-average shares outstanding - basic	60,956	60,893	60,940	61,004

Add dilutive effects of non-vested shares of restricted stock - Class A	957	670	1,036	802
Weighted-average shares outstanding - diluted	61,913	61,563	61,976	61,806

Basic earnings per share:
Class A and Class B Common Stock	$0.89	$1.27	$0.89	$5.63
Diluted earnings per share:
Class A and Class B Common Stock	$0.88	$1.26	$0.87	$5.56
No shares of Class A common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the three and nine months ended September 30, 2023 and 2022.

Table of Contents1
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
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the next 24 months from such date. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the three and nine months ended September 30, 2023, the Company repurchased and subsequently retired 87,087 and 188,841 shares of the Company’s Class A common stock at an average purchase price of $11.74 per share and $11.20 per share, respectively. As of September 30, 2023, $12.3 million remained available for repurchase.
NOTE 15 - STOCK-BASED COMPENSATION
Stock-Based Compensation
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Omnibus Incentive Plan. The stock-based compensation costs recognized during the three and nine months ended September 30, 2023 was $2.3 million and $6.4 million, respectively, and $1.9 million and $4.9 million for the three and nine months ended September 30, 2022, and are included in salaries, incentive compensation and benefits. The income tax benefit recognized related to this expense was approximately $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million for each of the nine months ended September 30, 2023 and 2022. As of September 30, 2023, there was approximately $14.0 million of unrecognized compensation costs related to non-vested RSUs, which the Company expects to recognize over a weighted average period of 1.6 years.

Table of Contents1
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans at September 30, 2023 and December 31, 2022 were approximately $1.2 billion and $0.8 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at September 30, 2023 and December 31, 2022 were approximately $1.4 billion and $1.1 billion, respectively.
Legal
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 17 - REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS
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
The Company is subject to certain minimum net worth, minimum capital ratio and minimum liquidity requirements established by the Federal Housing Finance Agency ("FHFA") for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $249,327 and $86,951 as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company was in compliance with this requirement.
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of September 30, 2023 the Company serviced at least one loan in forty-nine different states. The servicing segment provides a steady stream of cash flow to support the origination segment, and more importantly it allows for the Company to build long-standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments,

Table of Contents1
managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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
The following table presents the financial performance and results by segment for the three months ended September 30, 2023:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$158,812	$(686)	$158,126	$—	$158,126
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,755	—	2,755	—	2,755
Loan servicing and other fees	—	61,941	61,941	—	61,941
Valuation adjustment of mortgage servicing rights	—	22,077	22,077	—	22,077
Interest income (expense)	1,388	13,208	14,596	(2,642)	11,954
Other income, net	341	49	390	14	404
Net revenue	163,296	96,589	259,885	(2,628)	257,257
Expenses
Salaries, incentive compensation and benefits	123,978	8,104	132,082	10,555	142,637
General and administrative	12,696	2,953	15,649	3,160	18,809
Occupancy, equipment and communication	15,995	1,406	17,401	1,135	18,536
Depreciation and amortization	3,435	17	3,452	212	3,664
Provision for foreclosure losses	—	84	84	—	84
Income tax expense	—	—	—	19,284	19,284
Net income (loss)	$7,192	$84,025	$91,217	$(36,974)	$54,243

Table of Contents1
The following table presents the financial performance and results by segment for the nine months ended September 30, 2023:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$387,587	$115	$387,702	$—	$387,702
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,061	—	5,061	—	5,061
Loan servicing and other fees	—	182,277	182,277	(38)	182,239
Valuation adjustment of mortgage servicing rights	—	(4,904)	(4,904)	—	(4,904)
Interest income (expense)	4,019	30,884	34,903	(7,711)	27,192
Other income, net	507	150	657	6	663
Net revenue	397,174	208,522	605,696	(7,743)	597,953
Expenses
Salaries, incentive compensation and benefits	344,259	23,173	367,432	31,228	398,660
General and administrative	42,251	8,073	50,324	9,816	60,140
Occupancy, equipment and communication	47,356	3,887	51,243	3,125	54,368
Depreciation and amortization	10,198	377	10,575	488	11,063
Provision for foreclosure losses	—	554	554	—	554
Income tax expense	—	—	—	19,184	19,184
Net (loss) income	$(46,890)	$172,458	$125,568	$(71,584)	$53,984

Table of Contents1
The following table presents the financial performance and results by segment for the three months ended September 30, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$154,319	$299	$154,618	$—	$154,618
Loan servicing and other fees	—	57,647	57,647	—	57,647
Valuation adjustment of mortgage servicing rights	—	41,764	41,764	—	41,764
Interest income (expense)	4,388	3,392	7,780	(1,529)	6,251
Other income, net	(32)	979	947	(7)	940
Net revenue	158,675	104,081	262,756	(1,536)	261,220
Expenses
Salaries, incentive compensation and benefits	124,909	6,955	131,864	5,508	137,372
General and administrative	13,706	2,420	16,126	3,286	19,412
Occupancy, equipment and communication	15,043	1,202	16,245	1,057	17,302
Depreciation and amortization	3,498	159	3,657	238	3,895
Reversal of foreclosure losses	—	(3,449)	(3,449)	—	(3,449)
Income tax expense	—	—	—	9,321	9,321
Net income (loss)	$1,519	$96,794	$98,313	$(20,946)	$77,367
The following table presents the financial performance and results by segment for the nine months ended September 30, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$599,285	$5,944	$605,229	$—	$605,229
Loan servicing and other fees	—	165,419	165,419	—	165,419
Valuation adjustment of mortgage servicing rights	—	247,439	247,439	—	247,439
Interest income (expense)	17,183	(1,233)	15,950	(4,700)	11,250
Other income, net	(57)	1,054	997	185	1,182
Net revenue	616,411	418,623	1,035,034	(4,515)	1,030,519
Expenses
Salaries, incentive compensation and benefits	464,368	21,722	486,090	16,803	502,893
General and administrative	3,455	7,342	10,797	9,356	20,153
Occupancy, equipment and communication	47,645	3,599	51,244	3,343	54,587
Depreciation and amortization	10,374	483	10,857	759	11,616
Reversal of foreclosure losses	—	(1,974)	(1,974)	—	(1,974)
Income tax expense	—	—	—	99,615	99,615
Net income (loss)	$90,569	$387,451	$478,020	$(134,391)	$343,629

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
We operate our origination segment, from more than 340 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and, more importantly, positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.

Executive Summary
This executive summary highlights selected financial information that should be considered in the context of the additional discussions below.
•Originated $4.3 billion and $4.5 billion of mortgage loans in the three months ended September 30, 2023 and June 30, 2023, respectively, and originated $11.6 billion and $16.3 billion of mortgage loans in the nine months ended September 30, 2023 and 2022, respectively.

Table of Contents1
Mortgage rates rose sharply during 2022 and remained elevated during the nine months ended September 30, 2023. Rising mortgage rates, high home prices and low inventory have caused mortgage demand to drop, which has caused significant declines in origination volume across the U.S. mortgage market.
•Purchase originations accounted for 94.0%, 94.0%, 93.6% and 79.0% of total originations for the three months ended September 30, 2023 and June 30, 2023 and for the nine months ended September 30, 2023 and 2022, respectively. According to the Mortgage Bankers Association's ("MBA") October 2023 Mortgage Finance Forecast, purchase originations accounted for 81.8%, 80.1%, 80.7% and 67.5% of total originations for the three months ended September 30, 2023 and June 30, 2023 and for the nine months ended September 30, 2023 and 2022, respectively.
•Servicing portfolio as of September 30, 2023 was $83.7 billion of unpaid principal balance ("UPB") compared to $77.7 billion of UPB as of September 30, 2022, with the average size of the portfolio increasing 9.4% since September 30, 2022.
•Generated $54.2 million and $36.9 million of net income for the three months ended September 30, 2023 and June 30, 2023, respectively, and net income of $54.0 million and $343.6 million for the nine months ended September 30, 2023 and 2022, respectively.
•Generated $29.0 million and $9.0 million of adjusted net income for the three months ended September 30, 2023 and June 30, 2023, respectively, and $35.5 million and $70.1 million of adjusted net income for the nine months ended September 30, 2023 and 2022, respectively.
•Generated $43.9 million and $16.5 million of adjusted EBITDA for the three months ended September 30, 2023 and June 30, 2023, respectively, and $61.6 million and $101.6 million of adjusted EBITDA for the nine months ended September 30, 2023 and 2022, respectively.
•During the three months ended September 30, 2023, we changed certain of our assumptions through enhancements to the models used in the valuation of our interest rate lock commitments and mortgage loans held for sale, which resulted in a $17.4 million increase to gain on sale of loans.
•During the three months ended September 30, 2023, we had a 25% purchase recapture rate, a 22% refinance recapture rate and a 24% overall recapture rate, compared to 27%, 22%, and 25%, respectively, during the three months ended June 30, 2023. During the nine months ended September 30, 2023, we had a 28% purchase recapture rate, a 26% refinance recapture rate and a 27% overall recapture rate, compared to 31%, 45%, and 40%, respectively, for the nine months ended September 30, 2022.
Please see “—Non-GAAP Financial Measures” for further information regarding our use of non-GAAP measures and reconciliations to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Net income includes changes in the fair value of our MSRs of a gain of $22.1 million and $27.9 million for the three months ended September 30, 2023 and June 30, 2023, respectively, and a loss of $4.9 million and a gain of $247.4 million for the nine months ended September 30, 2023 and 2022, respectively. These fair value adjustments are affected by changes in mortgage rates and assumptions used within the valuation model. According to the MBA's October 2023 Mortgage Finance Forecast, average 30-year mortgage rates increased by 50 basis points and by 10 basis points during the three months ended September 30, 2023 and June 30, 2023, respectively, and increased by 40 basis points and by 250 basis points during the nine months ended September 30, 2023 and 2022, respectively. Increases in average mortgage rates generally result in lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio. See discussion below under "Valuation Adjustment of Mortgage Servicing Rights".
The increase in interest rates during 2022, continued elevated rates in 2023 and the tight housing supply have led to higher levels of competition and lower gain on sale margins. Margins may continue to decrease in the future due to higher interest rates, increasing competition among

Table of Contents1
mortgage providers, which has placed additional pressure on pricing. However, such changes will depend on future market demand, capacity and other macroeconomic factors.
Recent Developments
Market and Economic Overview
The Federal Reserve aggressively raised the Federal Funds rate during 2022 by 425 basis points and further raised it by an additional 100 basis points through July 2023 in an effort to curb inflation and slow economic growth. While the Federal Reserve has left rates unchanged since July 2023, the timing and extent of future changes in interest rates by the Federal Reserve remains uncertain. Borrowing costs will most likely remain volatile and mortgage rates may remain higher for longer if the Federal Reserve does not successfully tame inflation. While the Federal Reserve does not directly control mortgage rates, a higher Federal Funds rate and higher inflation usually lead to increases in the 10-year treasury yield, which leads to higher mortgage rates. During the three and nine months ended September 30, 2023, the 10-year treasury yield increased 60 bps and increased 40 basis points, respectively, and during the three and nine months ended September 30, 2022, the 10-year treasury yield increased 20 basis points and 160 basis points, respectively. The rise in interest rates since March 2022 has led to fewer refinancings and lower prepayment activity in 2022 and 2023. As refinances continue to decline, we expect we will remain in a purchase-focused environment, consistent with industry trends. The MBA's October 2023 Mortgage Finance Forecast projects that throughout the remainder of 2023, the 10-year treasury yield will remain flat at 4.2% and the 30-year mortgage rate will increase by 20 basis points. The MBA is also forecasting mortgage originations for purchases to decrease 18.2% in 2023 to $1.3 trillion from $1.6 trillion in 2022 and is predicting refinance originations will remain slow throughout the remainder of 2023, decreasing by 54.2% to $300 billion from $700 billion in 2022.
Home-buying affordability challenges remain as elevated home prices and mortgage rates cause some buyers to delay purchase plans. Many homeowners with mortgage rates well below the current rates are choosing not to sell, further tightening available inventory. As a result of the foregoing market and economic conditions, we have experienced lower origination volume through September 30, 2023. This trend may continue in future periods. We continue to experience intense competition in the mortgage market, and we expect this competition will continue to put pressure on gain on sale margins and profitability.
Recent Acquisitions
Guild continues to focus on retail channel expansion both organically and via acquisitions that support our national footprint. The mortgage market is contracting which we believe provides us more opportunity to acquire sales talent at reasonable or discounted pricing levels.
In September 2023, we acquired certain assets of First Centennial Mortgage Corporation (“FCM”), a privately held Illinois-based mortgage lender, which further expanded our presence in the Midwest region. The acquisition was funded with cash on hand of approximately $2.1 million. See Note 3 - Acquisitions in Part I, Item 1 for additional information.
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
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net — This represents certain cash and non-cash components recognized related to our reverse mortgage business including the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings and unsecuritized reverse loans.
Loan servicing and other fees — Loan servicing and other fees consist of:

Table of Contents1
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
Other income, net — Other income, net typically includes non-operating gains and losses and our pro rata share of net earnings from unconsolidated joint ventures.
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
General and administrative — General and administrative expense primarily includes costs associated with professional services, marketing and advertising, loan-related verification fees office expenses, liability insurance, business licenses and other miscellaneous costs.
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

Table of Contents1
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

Table of Contents1

	Three Months Ended		Change	% Change
($ and units in thousands)	Sep 30, 2023	Jun 30, 2023
Origination Data
$ Total in-house origination(1)	$4,263,841	$4,458,502	$(194,661)	(4.4)%
# Total in-house origination	13	13	—	—%
$ Retail forward in-house origination	$4,087,820	$4,125,328	$(37,508)	(0.9)%
# Retail forward in-house origination	13	12	1	8.3%
$ Retail reverse in-house origination	$19,984	$7,858	$12,126	154.3%
# Retail reverse in-house origination	—	—	—	—%
$ Retail brokered origination(2)	$74,517	$64,240	$10,277	16.0%
$ Wholesale reverse origination	$8,948	$26,603	$(17,655)	(66.4)%
Total originations	$4,347,306	$4,549,345	$(202,039)	(4.4)%
Gain on sale margin (bps)(3)	377	310	67	21.6%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	389	314	75	23.9%
30-year conventional conforming par rate(5)	7.0%	6.5%	0.5%	7.7%
Servicing Data
UPB (period end)(6)	$83,705,731	$82,030,408	$1,675,323	2.0%
Loans serviced (period end)	340	335	5	1.5%
MSR multiple (period end)(7)	5.0	4.8	0.2	4.2%
Weighted average coupon rate	4.0%	3.8%	0.2%	5.3%
Loan payoffs(8)	$1,032,488	$1,048,266	$(15,778)	(1.5)%
Loan delinquency rate 60-plus days (period end)	1.6%	1.5%	0.1%	6.7%

Table of Contents1

	Nine Months Ended September 30,		Change	% Change
($ and units in thousands)	2023	2022
Origination Data
$ Total in-house origination(1)	$11,423,769	$16,147,287	$(4,723,518)	(29.3)%
# Total in-house origination	35	50	(15)	(30.0)%
$ Retail forward in-house origination	$10,771,949	$15,458,986	$(4,687,037)	(30.3)%
# Retail forward in-house origination	33	47	(14)	(29.8)%
$ Retail reverse in-house origination	$27,842	$—	$27,842	NM
# Retail reverse in-house origination	—	—	—	—%
$ Retail brokered origination(2)	$180,461	$161,279	$19,182	11.9%
$ Wholesale reverse origination	$35,551	$—	$35,551	NM
Total originations	$11,639,781	$16,308,566	$(4,668,785)	(28.6)%
Gain on sale margin (bps)(3)	343	375	(32)	(8.5)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	333	342	(9)	(2.6)%
30-year conventional conforming par rate(5)	7.0%	5.6%	1.4%	25.0%
Servicing Data
UPB (period end)(6)	$83,705,731	$77,735,730	$5,970,001	7.7%
Loans serviced (period end)	340	320	20	6.3%
MSR multiple (period end)(7)	5.0	4.9	0.1	2.0%
Weighted average coupon rate	4.0%	3.5%	0.5%	14.3%
Loan payoffs(8)	$2,808,022	$5,603,182	$(2,795,160)	(49.9)%
Loan delinquency rate 60-plus days (period end)	1.6%	1.6%	—%	—%
__________________________
(1)Includes retail forward, correspondent and retail reverse and excludes wholesale reverse and brokered loans.
(2)Brokered loans are defined as loans we originate in the retail channel that are processed by us but underwritten and closed by another lender. These loans are typically for products we choose not to offer in-house.
(3)Represents loan origination fees and gain on sale of loans, net plus gain on reverse mortgage loans held for investment and HMBS-related borrowings, net divided by total originations, excluding brokered loans, to derive basis points. This includes a $17.4 million increase in the valuation of our interest rate lock commitments and mortgage loans held for sale recognized in the three months ended September 30, 2023 due to model enhancements.
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume, which excludes reverse loans. This includes a $17.4 million increase in the valuation of our interest rate lock commitments and mortgage loans held for sale recognized in the three months ended September 30, 2023 due to model enhancements. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 84.3%, 85.4% and 94.6% as of September 30, 2023, June 30, 2023 and September 30, 2022, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume see “—Results of Operations for the Three Months Ended September 30, 2023 and June 30, 2023 and Results of Operations for the Nine Months Ended September 30, 2023 and 2022—Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Excludes reverse mortgage loans of $73.7 million and $34.5 million as of September 30, 2023 and June 30, 2023, respectively.

Table of Contents1
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
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest (without adjustment for net warehouse interest related to loan fundings and payoff interest related to loan prepayments), taxes, depreciation and amortization and net income attributable to the non-controlling interests exclusive of any change in the fair value measurements of our MSRs due to valuation assumptions, contingent liabilities and note receivable related to completed acquisitions due to changes in valuation assumptions and stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations.
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
Our non-GAAP financial measures are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Net Income and Adjusted EBITDA, and Return on Equity, which is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Return on Equity. These limitations include that these non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and may be reflected in our financial results for the foreseeable future. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

Table of Contents1
The following tables reconcile Adjusted Net Income and Adjusted EBITDA to net income and Adjusted Return on Equity to Return on Equity, the most directly comparable financial measures calculated and presented in accordance with GAAP:

Reconciliation of Net Income to Adjusted Net Income	Three Months Ended		Nine Months Ended September 30,
($ in thousands)	Sep 30, 2023	Jun 30, 2023	2023	2022
Net income	$54,243	$36,936	$53,984	$343,629
Net (loss) income attributable to non-controlling interests	(6)	—	(11)	25
Net income attributable to Guild	$54,249	$36,936	$53,995	$343,604
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(38,204)	(43,780)	(38,283)	(317,819)
Change in fair value of contingent liabilities, net due to acquisitions	(383)	1,258	865	(45,075)
Amortization of acquired intangible assets	1,988	1,988	5,963	5,963
Stock-based compensation	2,338	2,323	6,417	4,917
Tax impact of adjustments(1)	9,011	10,241	6,585	78,499
Adjusted Net Income	$28,999	$8,966	$35,542	$70,089
___________________________
(1)Calculated using the estimated effective tax rates of 26.3%, 26.8%, 26.3% and 22.3% for the three months ended September 30, 2023 and June 30, 2023 and the nine months ended September 30, 2023 and 2022, respectively.

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended		Nine Months Ended September 30,
($ in thousands)	Sep 30, 2023	Jun 30, 2023	2023	2022
Net income	$54,243	$36,936	$53,984	$343,629
Add adjustments:
Interest expense on non-funding debt	2,998	2,625	8,381	4,700
Income tax expense	19,284	13,505	19,184	99,615
Depreciation and amortization	3,664	3,661	11,063	11,616
Change in fair value of MSRs due to model inputs and assumptions	(38,204)	(43,780)	(38,283)	(317,819)
Change in fair value of contingent liabilities, net due to acquisitions	(383)	1,258	865	(45,075)
Stock-based compensation	2,338	2,323	6,417	4,917
Adjusted EBITDA	$43,940	$16,528	$61,611	$101,583

Reconciliation of Return on Equity to Adjusted Return on Equity	Three Months Ended		Nine Months Ended September 30,
($ in thousands, except where in percentages)	Sep 30, 2023	Jun 30, 2023	2023	2022
Income Statement Data:
Net income attributable to Guild	$54,249	$36,936	$53,995	$343,604
Adjusted net income	$28,999	$8,966	$35,542	$70,089

Denominator: Average stockholders' equity	$1,264,221	$1,232,372	$1,263,132	$1,092,802
Return on Equity	17.2%	12.0%	5.7%	41.9%
Adjusted Return on Equity	9.2%	2.9%	3.8%	8.6%

Table of Contents1
The following table reconciles the valuation adjustment of mortgage servicing rights from our Condensed Consolidated Statements of Income to the change in fair value of MSRs due to model inputs and assumptions included in the reconciliation tables above.

Reconciliation of valuation adjustment of mortgage servicing rights to change in fair value of MSRs due to model inputs and assumptions	Three Months Ended		Nine Months Ended September 30,
($ in thousands)	Sep 30, 2023	Jun 30, 2023	2023	2022
Valuation adjustment of mortgage servicing rights	$22,077	$27,890	$(4,904)	$247,439
Subtract adjustment:
Change in fair value of MSRs due to collection/realization of cash flows	(16,127)	(15,890)	(43,187)	(70,380)
Change in fair value of MSRs due to model inputs and assumptions	$38,204	$43,780	$38,283	$317,819

Results of Operations for the Three Months Ended September 30, 2023 and June 30, 2023

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$158,126	$136,925	$21,201	15.5%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,755	2,306	449	19.5%
Loan servicing and other fees	61,941	60,211	1,730	2.9%
Valuation adjustment of mortgage servicing rights	22,077	27,890	(5,813)	(20.8)%
Interest income	31,348	26,584	4,764	17.9%
Interest expense	(19,394)	(17,329)	(2,065)	11.9%
Other income, net	404	224	180	80.4%
Net revenue	257,257	236,811	20,446	8.6%
Expenses
Salaries, incentive compensation and benefits	142,637	144,903	(2,266)	(1.6)%
General and administrative	18,809	20,448	(1,639)	(8.0)%
Occupancy, equipment and communication	18,536	18,402	134	0.7%
Depreciation and amortization	3,664	3,661	3	0.1%
Provision for (reversal of) foreclosure losses	84	(1,044)	1,128	108.0%
Total expenses	183,730	186,370	(2,640)	(1.4)%
Income before income tax expense	73,527	50,441	23,086	45.8%
Income tax expense	19,284	13,505	5,779	42.8%
Net income	$54,243	$36,936	$17,307	46.9%
Net loss attributable to non-controlling interests	(6)	—	(6)	NM
Net income attributable to Guild	$54,249	$36,936	$17,313	46.9%

Table of Contents1

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$387,702	$605,229	$(217,527)	(35.9)%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,061	—	5,061	NM
Loan servicing and other fees	182,239	165,419	16,820	10.2%
Valuation adjustment of mortgage servicing rights	(4,904)	247,439	(252,343)	(102.0)%
Interest income	76,177	47,661	28,516	59.8%
Interest expense	(48,985)	(36,411)	(12,574)	34.5%
Other income, net	663	1,182	(519)	(43.9)%
Net revenue	597,953	1,030,519	(432,566)	(42.0)%
Expenses
Salaries, incentive compensation and benefits	398,660	502,893	(104,233)	(20.7)%
General and administrative	60,140	20,153	39,987	198.4%
Occupancy, equipment and communication	54,368	54,587	(219)	(0.4)%
Depreciation and amortization	11,063	11,616	(553)	(4.8)%
Provision for (reversal of) foreclosure losses	554	(1,974)	2,528	128.1%
Total expenses	524,785	587,275	(62,490)	(10.6)%
Income before income tax expense	73,168	443,244	(370,076)	(83.5)%
Income tax expense	19,184	99,615	(80,431)	(80.7)%
Net income	$53,984	$343,629	$(289,645)	(84.3)%
Net (loss) income attributable to non-controlling interests	(11)	25	(36)	NM
Net income attributable to Guild	$53,995	$343,604	$(289,609)	(84.3)%

Table of Contents1
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented:

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
Gain on sale of loans	$89,076	$83,752	$5,324	6.4%
Loan origination fees	14,779	15,696	(917)	(5.8)%
Fair value of originated MSRs	46,389	40,403	5,986	14.8%
Fair value adjustment to MLHS and IRLCs	6,818	(16,105)	22,923	142.3%
Changes in fair value of forward commitments	4,093	16,295	(12,202)	(74.9)%
Provision for investor reserves	(3,029)	(3,116)	87	(2.8)%
Total loan origination fees and gain on sale of loans, net	$158,126	$136,925	$21,201	15.5%

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Gain on sale of loans	$220,792	$406,867	$(186,075)	(45.7)%
Loan origination fees	38,416	44,432	(6,016)	(13.5)%
Fair value of originated MSRs	111,925	194,532	(82,607)	(42.5)%
Fair value adjustment to MLHS and IRLCs	8,863	(107,986)	116,849	108.2%
Changes in fair value of forward commitments	15,753	68,063	(52,310)	(76.9)%
Provision for investor reserves	(8,047)	(679)	(7,368)	NM
Total loan origination fees and gain on sale of loans, net	$387,702	$605,229	$(217,527)	(35.9)%
The $5.3 million increase in gain on sale of loans for the three months ended September 30, 2023 compared to the sequential quarter was driven by increases in loan sales of $0.3 million, or 7.9%. During the three months ended September 30, 2023, we changed certain of our assumptions through enhancements to the models used in the valuation of our interest rate lock commitments and mortgage loans held for sale, which resulted in a $17.4 million increase to gain on sale of loans. The $186.1 million decrease in gain on sale of loans for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was driven by decreases in loan sales of $6.1 billion, or 34.8%. Increased mortgage rates throughout 2022 that remain elevated through September 30, 2023, along with high home prices and a sizable shortage of housing inventory, have caused affordability issues amongst borrowers. These affordability issues have led to a decrease in demand for mortgage loans and a decline in the refinance market. The decline in industry origination volume has created increased competition amongst mortgagors to originate loans. This competition has put pressure on gain on sale margins as mortgagors have lowered their margins to try to attract borrowers.
The decrease in loan origination fees for the three months ended September 30, 2023 compared to the sequential quarter and the decrease in loan origination fees for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 are directionally consistent with our loan origination volume decreases of 4.4% and 29.3%, respectively, in the comparative periods.
Gain on Reverse Loans Held for Investment and HMBS-related Borrowings, Net
During the three and nine months ended September 30, 2023, there was minimal origination and securitization activity related to our reverse mortgage portfolio:

Table of Contents1

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended June, 2023	Nine Months Ended September 30, 2023
Total gain on reverse loans held for investment and HMBS-related borrowings, net	$2,755	$2,306	$5,061
The tables below provide additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented:

	Three Months Ended
($ and units in thousands)	Sep 30, 2023	Jun 30, 2023	Change	% Change
Loan origination volume by type:
Conventional conforming	$2,507,248	$2,620,297	$(113,049)	(4.3)%
Government	1,219,696	1,312,368	(92,672)	(7.1)%
State housing	427,807	431,893	(4,086)	(0.9)%
Non-agency	109,090	93,944	15,146	16.1%
Total in-house originations(1)	$4,263,841	$4,458,502	$(194,661)	(4.4)%
Wholesale reverse loans	$8,948	$26,603	$(17,655)	(66.4)%
Brokered loans	$74,517	$64,240	$10,277	16.0%
Total originations	$4,347,306	$4,549,345	$(202,039)	(4.4)%
In-house loans closed	13	13	—	—%
Average loan amount	$328	$343	$(15)	(4.4)%
Service retained(2)	80.1%	83.7%	(3.6)%	(4.3)%
Service released(3)	19.9%	16.3%	3.6%	22.1%
Gain on sale margin (bps)(4)	377	310	67	21.6%
Weighted average note rate	6.9%	6.5%	0.4%	6.2%

Excludes reverse and brokered loans:
Purchase	94.0%	94.0%	—%	—%
Refinance	6.0%	6.0%	—%	—%
Total locked volume(5)	$4,824,599	$5,108,143	$(283,544)	(5.6)%
Pull-through adjusted locked volume(6)	$4,067,137	$4,362,354	$(295,217)	(6.8)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	389	314	75	23.9%
Weighted average loan-to-value	84.3%	85.0%	(0.7)%	(0.8)%
Weighted average credit score	742	741	1	0.1%
Days application to close	37	37	—	—%
Days close to purchase by investors	17	16	1	6.3%
Purchase recapture rate	25.3%	26.5%	(1.2)%	(4.5)%
Refinance recapture rate	21.5%	22.4%	(0.9)%	(4.0)%

Table of Contents1

	Nine Months Ended September 30,
($ and units in thousands)	2023	2022	Change	% Change
Loan origination volume by type:
Conventional conforming	$6,775,921	$10,764,986	$(3,989,065)	(37.1)%
Government	3,322,349	3,846,910	(524,561)	(13.6)%
State housing	1,070,618	758,836	311,782	41.1%
Non-agency	254,881	776,555	(521,674)	(67.2)%
Total in-house originations(1)	$11,423,769	$16,147,287	$(4,723,518)	(29.3)%
Wholesale reverse loans	$35,551	$—	$35,551	NM
Brokered loans	$180,461	$161,279	$19,182	11.9%
Total originations	$11,639,781	$16,308,566	$(4,668,785)	(28.6)%
In-house loans closed	35	50	(15)	(30.0)%
Average loan amount	$326	$323	$3	0.9%
Service retained(2)	83.1%	89.0%	(5.9)%	(6.6)%
Service released(3)	16.9%	11.0%	5.9%	53.6%
Gain on sale margin (bps)(4)	343	375	(32)	(8.5)%
Weighted average note rate	6.6%	4.6%	2.0%	43.5%

Excludes reverse and brokered loans:
Purchase	93.6%	79.0%	14.6%	18.5%
Refinance	6.4%	21.0%	(14.6)%	(69.5)%
Total locked volume(5)	$13,812,502	$18,702,039	$(4,889,537)	(26.1)%
Pull-through adjusted locked volume(6)	$11,643,939	$17,692,129	$(6,048,190)	(34.2)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	333	342	(9)	(2.6)%
Weighted average loan-to-value	84.8%	81.6%	3.2%	3.9%
Weighted average credit score	740	738	2	0.3%
Days application to close	37	44	(7)	(15.9)%
Days close to purchase by investors	18	16	2	12.5%
Purchase recapture rate	27.9%	30.7%	(2.8)%	(9.1)%
Refinance recapture rate	25.9%	45.3%	(19.4)%	(42.8)%
___________________________
(1)Includes retail forward, correspondent and retail reverse and excludes wholesale reverse and brokered loans.
(2)Represents loans sold for which we continue to act as the servicer.
(3)Represents loans sold for which we do not continue to act as the servicer.
(4)Represents loan origination fees and gain on sale of loans, net plus gain on reverse mortgage loans held for investment and HMBS-related borrowings, net divided by total originations, excluding brokered loans, to derive basis points. This includes a $17.4 million increase in the valuation of our interest rate lock commitments and mortgage loans held for sale recognized in the three months ended September 30, 2023 due to model enhancements.
(5)Total locked volume represents the aggregate dollar value of the potential loans for which we have agreed to extend credit to consumers at specified rates for a specified period of time, subject to certain contingencies that are described in the IRLCs between us and each of those consumers. The total locked volume for a given period is representative of the IRLCs that we have initially entered into during that period.
(6)Pull-through adjusted locked volume is equal to total locked volume, excluding reverse loans, multiplied by pull-through rates of 84.3%, 85.4% and 94.6% as of September 30, 2023, June 30, 2023 and September 30, 2022, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.

Table of Contents1
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. This includes a $17.4 million increase in the valuation of our interest rate lock commitments and mortgage loans held for sale recognized in the three months ended September 30, 2023 due to model enhancements.
Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
Servicing fee income	$60,992	$59,410	$1,582	2.7%
Other ancillary fees	1,644	1,538	106	6.9%
Loan modification fees	645	374	271	72.5%
Interest on impound accounts	(1,340)	(1,111)	(229)	20.6%
Total loan servicing and other fees	$61,941	$60,211	$1,730	2.9%

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Servicing fee income	$179,382	$161,342	$18,040	11.2%
Other ancillary fees	4,772	4,354	418	9.6%
Loan modification fees	1,170	797	373	46.8%
Interest on impound accounts	(3,085)	(1,074)	(2,011)	187.2%
Total loan servicing and other fees	$182,239	$165,419	$16,820	10.2%
There were no material changes for total loan servicing and other fees during the three months ended September 30, 2023 as compared to the sequential quarter.
Total loan servicing and other fees increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the 9.4% increase in our average servicing portfolio and increase in the number of loans serviced.

Table of Contents1
The tables below provide additional details regarding our servicing portfolio composition and key performance indicators for the periods presented.

	Three Months Ended
($ and units in thousands)	Sep 30, 2023	Jun 30, 2023	Change	% Change
In-house servicing portfolio:
Beginning UPB of servicing portfolio	$82,030,408	$79,916,577	$2,113,831	2.6%
New UPB origination additions(1)	4,243,857	4,450,644	(206,787)	(4.6)%
Less:
UPB originations sold service released(2)	$890,941	$650,469	$240,472	37.0%
Loan payoffs	1,032,488	1,048,266	(15,778)	(1.5)%
Loan principal reductions	631,877	625,669	6,208	1.0%
Loan foreclosures	13,228	12,409	819	6.6%
Ending UPB of servicing portfolio(3)	$83,705,731	$82,030,408	$1,675,323	2.0%
Average UPB of servicing portfolio	$82,868,070	$80,973,493	$1,894,577	2.3%
Weighted average servicing fee	0.30%	0.30%	—%	—%
Weighted average coupon rate	4.0%	3.8%	0.2%	5.3%
Weighted average prepayment speed(4)	7.5%	7.9%	(0.4)%	(5.1)%
Weighted average credit score	733	733	—	—%
Weighted average loan age (in months)	31.0	30.0	1.0	3.3%
Weighted average loan-to-value	80.8%	80.7%	0.1%	0.1%
MSR multiple (period end)(5)	5.0	4.8	0.2	4.2%
Loans serviced (period end)	340	335	5.0	1.5%
Loans delinquent 60-plus days (period end)	5.4	4.9	0.5	10.2%
Loan delinquency rate 60-plus days (period end)	1.6%	1.5%	0.1%	6.7%

Table of Contents1

	Nine Months Ended September 30,
($ and units in thousands)	2023	2022	Change	% Change
In-house servicing portfolio:
Beginning UPB of servicing portfolio	$78,892,987	$70,938,588	$7,954,399	11.2%
New UPB origination additions(1)	11,395,927	16,147,287	(4,751,360)	(29.4)%
Less:
UPB originations sold service released(2)	$1,871,603	$1,989,910	$(118,307)	(5.9)%
Loan payoffs	2,808,022	5,603,182	(2,795,160)	(49.9)%
Loan principal reductions	1,862,132	1,735,615	126,517	7.3%
Loan foreclosures	41,426	21,438	19,988	93.2%
Ending UPB of servicing portfolio(3)	$83,705,731	$77,735,730	$5,970,001	7.7%
Average UPB of servicing portfolio	$81,299,359	$74,337,159	$6,962,200	9.4%
Weighted average servicing fee	0.30%	0.30%	—%	—%
Weighted average coupon rate	4.0%	3.5%	0.5%	14.3%
Weighted average prepayment speed(4)	7.5%	8.2%	(0.7)%	(8.5)%
Weighted average credit score	733	733	—	—%
Weighted average loan age (in months)	31.0	24.3	6.7	27.6%
Weighted average loan-to-value	80.8%	80.2%	0.6%	0.7%
MSR multiple (period end)(5)	5.0	4.9	0.1	2.0%
Loans serviced (period end)	340	320	20	6.3%
Loans delinquent 60-plus days (period end)	5.4	5.0	0.4	8.0%
Loan delinquency rate 60-plus days (period end)	1.6%	1.6%	—%	—%
___________________________
(1)Includes all in-house loans originated in the period, excluding reverse mortgage loans, irrespective if it is eventually sold service retained or service released.
(2)Represents loans sold for which we do not continue to act as the servicer of the loan.
(3)Excludes reverse mortgage loans of $73.7 million and $34.5 million as of September 30, 2023 and June 30, 2023, respectively.
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
Valuation Adjustment of Mortgage Servicing Rights
The table below presents our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
MSR valuation adjustment	$22,077	$27,890	$(5,813)	(20.8)%

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
MSR valuation adjustment	$(4,904)	$247,439	$(252,343)	(102.0)%

Table of Contents1
The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. Average 30-year mortgage rates increased by 50 basis points and 10 basis points during the three months ended September 30, 2023 and June 30, 2023, respectively, and increased by 40 basis points and 250 basis points during the nine months ended September 30, 2023 and 2022, respectively. Additionally, the weighted average estimated prepayment speed of loans in our servicing portfolio was 7.5% at September 30, 2023 compared to 7.9% at June 30, 2023 and 8.2% at September 30, 2022. A lower prepayment speed indicates that prepayments will decrease in the future and a longer duration of future cash flows, which results in an increase in the value of the MSR asset. Prepayments during the nine months ended September 30, 2023 were down 49.9% compared to the nine months ended September 30, 2022, leading to a decrease from collection/realization of cash flows from MSRs, although the downward fair value change from prepayments still exceeded the upward fair value change from model inputs and assumptions.
Interest Income

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
Interest income, funding	$16,328	$14,592	$1,736	11.9%
Interest income earnings credit	14,416	11,372	3,044	26.8%
Wire transfer fees	604	620	(16)	(2.6)%
Total interest income	$31,348	$26,584	$4,764	17.9%

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Interest income, funding	$40,671	$39,624	$1,047	2.6%
Interest income earnings credit	33,882	5,602	28,280	NM
Wire transfer fees	1,624	2,435	(811)	(33.3)%
Total interest income	$76,177	$47,661	$28,516	59.8%
Interest income earnings credit increased for the three months ended September 30, 2023 compared to the sequential quarter due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset.
Interest income, funding for the nine months ended September 30, 2022 does not include $3.0 million of interest expense related to FHLMC loans which was recorded in payoff interest expense as described within the heading "Interest Expense" below. This expense occurs when we deliver a sold loan to FHLMC with a first due date a month after the borrower's first due date. In that scenario, we are obligated to remit to FHLMC interest in an amount determined based on the borrower's first due date. When we receive the borrower's interest payment, it is recorded as interest income, funding, which is then offset by the expense to be remitted to FHLMC. When including the $3.0 million of interest expense related to FHLMC loans for the nine months ended September 30, 2022 interest income, funding increased compared to the prior year by $4.0 million or 11.1%. This increase was due to higher weighted average note rates on loans originated, offset by declines in volume of 29.3%. The weighted average note rate of originated loans increased from 4.6% during the nine months ended September 30, 2022 to 6.6% for the nine months ended September 30, 2023. Interest income earnings credit increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset, and an increase in our interest-bearing escrow deposits.

Table of Contents1
Interest Expense

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
Interest expense, funding facilities	$(13,996)	$(12,512)	$(1,484)	11.9%
Interest expense, other financing	(3,457)	(2,960)	(497)	16.8%
Bank servicing charges	(1,516)	(1,369)	(147)	10.7%
Payoff interest expense	(425)	(488)	63	(12.9)%
Total interest expense	$(19,394)	$(17,329)	$(2,065)	11.9%

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Interest expense, funding facilities	$(33,829)	$(18,134)	$(15,695)	86.6%
Interest expense, other financing	(9,510)	(5,766)	(3,744)	64.9%
Bank servicing charges	(4,415)	(6,707)	2,292	(34.2)%
Payoff interest expense	(1,231)	(5,769)	4,538	(78.7)%
Miscellaneous interest expense	—	(35)	35	100.0%
Total interest expense	$(48,985)	$(36,411)	$(12,574)	34.5%
There were no material changes for total interest expense during the three months ended September 30, 2023 as compared to the sequential quarter.
Interest expense, funding facilities increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in interest costs due to rising interest rates. Interest expense, other financing increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in interest costs related to the increase in our MSR borrowings. As explained above under the heading "Interest Income", during the nine months ended September 30, 2022, interest related to FHLMC loans of $3.0 million was included in payoff interest expense. When excluding FHLMC interest expense from payoff interest expense in the nine months ended September 30, 2022 our payoff interest expense decreased year over year by $1.5 million primarily due to a reduction in runoff of our portfolio of $2.8 million.

Table of Contents1
Summary of Expenses

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
Salaries, incentive compensation and benefits	$142,637	$144,903	$(2,266)	(1.6)%
General and administrative	18,809	20,448	(1,639)	(8.0)%
Occupancy, equipment and communication	18,536	18,402	134	0.7%
Depreciation and amortization	3,664	3,661	3	0.1%
Provision for (reversal of) foreclosure losses	84	(1,044)	1,128	108.0%
Total expenses	$183,730	$186,370	$(2,640)	(1.4)%

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Salaries, incentive compensation and benefits	$398,660	$502,893	$(104,233)	(20.7)%
General and administrative	60,140	20,153	39,987	198.4%
Occupancy, equipment and communication	54,368	54,587	(219)	(0.4)%
Depreciation and amortization	11,063	11,616	(553)	(4.8)%
Provision for (reversal of) foreclosure losses	554	(1,974)	2,528	128.1%
Total expenses	$524,785	$587,275	$(62,490)	(10.6)%

Salaries, Incentive Compensation and Benefits

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
Incentive compensation	$48,182	$50,196	$(2,014)	(4.0)%
Salaries	74,318	73,117	1,201	1.6%
Benefits	20,137	21,590	(1,453)	(6.7)%
Total salaries, incentive compensation and benefits expense	$142,637	$144,903	$(2,266)	(1.6)%

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Incentive compensation	$127,115	$205,110	$(77,995)	(38.0)%
Salaries	211,086	235,837	(24,751)	(10.5)%
Benefits	60,459	61,946	(1,487)	(2.4)%
Total salaries, incentive compensation and benefits expense	$398,660	$502,893	$(104,233)	(20.7)%
There were no material changes for total salaries, incentive compensation and benefits expense during the three months ended September 30, 2023 as compared to the sequential quarter.
Incentive compensation expense decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 predominantly due to the decrease in origination volume of 29.3%. Incentive compensation is variable in nature as it is dependent upon achievement of certain performance measures and is directionally consistent with our change in volume.
Salaries expense for the nine months ended September 30, 2023 decreased compared to the nine months ended September 30, 2022 due to a decrease of $28.8 million for reduced costs resulting

Table of Contents1
from lower origination volume and lower headcount, partially offset by an increase in employee salaries after acquisitions during 2023.
General and Administrative

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
Contingent liability fair value adjustment, net	$(383)	$1,258	$(1,641)	NM
Professional fees	11,546	10,671	875	8.2%
Advertising and promotions	3,116	4,221	(1,105)	(26.2)%
Office supplies, travel and entertainment	3,116	2,933	183	6.2%
Miscellaneous	1,414	1,365	49	3.6%
Total general and administrative expense	$18,809	$20,448	$(1,639)	(8.0)%

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Contingent liability fair value adjustment, net	$865	$(45,075)	$45,940	101.9%
Professional fees	33,578	38,479	(4,901)	(12.7)%
Advertising and promotions	13,178	14,849	(1,671)	(11.3)%
Office supplies, travel and entertainment	8,828	8,136	692	8.5%
Miscellaneous	3,691	3,764	(73)	(1.9)%
Total general and administrative expense	$60,140	$20,153	$39,987	198.4%
There were no material changes for total general and administrative expense during the three months ended September 30, 2023 as compared to the sequential quarter.
The increase to the contingent liability fair value adjustment, net during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to revisions made to the estimated fair value of earn-out obligations related to our acquisitions based on revised forecasted amounts and the $45.1 million gain recognized during the nine months ended September 30, 2022 from the write-down of the earn-out related to a prior acquisition.
Professional fees decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decreases of $4.5 million in per loan verification fees, which is tied to origination volume.
Occupancy, Equipment and Communication

	Three Months Ended
($ in thousands)	Sep 30, 2023	Jun 30, 2023	$ Change	% Change
Occupancy	$10,442	$10,807	$(365)	(3.4)%
Equipment	2,126	1,936	190	9.8%
Communication	5,968	5,659	309	5.5%
Total occupancy, equipment and communication expense	$18,536	$18,402	$134	0.7%

Table of Contents1

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Occupancy	$31,227	$30,805	$422	1.4%
Equipment	6,087	6,547	(460)	(7.0)%
Communication	17,054	17,235	(181)	(1.1)%
Total occupancy, equipment and communication expense	$54,368	$54,587	$(219)	(0.4)%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases or any decreases associated with downsizing office space due to lower headcount and employees working from home.
The nominal changes in total occupancy, equipment and communication expense during the three and nine months ended September 30, 2023 as compared to the sequential quarter and nine months ended September 30, 2022, respectively, were in line with expectations as we acquired new operating leases in connection with recent acquisitions, while simultaneously reducing our facilities footprint as noted above during the three and nine months ended September 30, 2023.
Provision for Foreclosure Losses
Our 60-plus days delinquency rate was 1.6%, 1.5% and 1.6% at September 30, 2023, June 30, 2023 and September 30, 2022, respectively. The number of loans in foreclosure increased slightly during the three months ended September 30, 2023 compared to the sequential quarter due to seasonality as loans in default typically increase during the second half of the year, which aligns with the increase in our 60-plus days delinquency rate; therefore, we adjusted our provision for foreclosure losses accordingly. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.

Table of Contents1
Segment Results for the Three Months Ended September 30, 2023 and June 30, 2023 and the Nine Months Ended September 30, 2023 and 2022
We measure the performance of our segments primarily based on their net income (loss). Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. These results do not include unallocated corporate costs. See Note 18, Segments, in Part I, Item 1 for additional information about our segments.
Origination

	Three Months Ended		Nine Months Ended September 30,
($ and units in thousands)	Sep 30, 2023	Jun 30, 2023	2023	2022
Total in-house originations	$4,263,841	$4,458,502	$11,423,769	$16,147,287
Funded loans	13	13	35	50
Loan origination fees and gain on sale, net	$158,812	$136,499	$387,587	$599,285
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,755	2,306	5,061	—
Interest income	1,388	1,331	4,019	17,183
Other income, net	341	168	507	(57)
Net revenue	163,296	140,304	397,174	616,411
Salaries, incentive compensation and benefits	123,978	127,024	344,259	464,368
General and administrative	12,696	15,061	42,251	3,455
Occupancy, equipment and communication	15,995	16,187	47,356	47,645
Depreciation and amortization	3,435	3,364	10,198	10,374
Total expenses	156,104	161,636	444,064	525,842
Net income (loss) allocated to origination	$7,192	$(21,332)	$(46,890)	$90,569
The increase in the origination segment's net revenue for the three months ended September 30, 2023 compared to the sequential quarter was primarily driven by increased revenue from loan origination fees and gain on sale of loans, net of $22.3 million, or 16.3%. The increase in gain on sale of loans was primarily driven by a $0.3 million, or 7.9%, increase in loan sales and an increase in gain on sale margins of 67 basis points. During the three months ended September 30, 2023, we changed certain of our assumptions through enhancements to the models used in the valuation of our interest rate lock commitments and mortgage loans held for sale, which resulted in a $17.4 million increase to gain on sale of loans.
The decrease in the origination segment's net revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by decreased revenue from loan origination fees and gain on sale of loans, net of $211.7 million, or 35.3%. The decrease in gain on sale of loans was primarily driven by a $6.1 billion, or 34.8%, decrease in loan sales and a decrease in gain on sale margins of 32 basis points.
Salaries, incentive compensation and benefits expense decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to decreased variable incentive compensation paid to our origination teams and reduced headcount due to declines in origination volume.
The increase in general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a gain of $45.1 million related to the valuation adjustment on our contingent earn-out liability during the nine months ended September 30, 2022 compared to an expense of $0.9 million in the nine months ended September 30, 2023.

Table of Contents1
Servicing

	Three Months Ended		Nine Months Ended September 30,
($ and units in thousands)	Sep 30, 2023	Jun 30, 2023	2023	2022
UPB of servicing portfolio (period end)	$83,705,731	$82,030,408	$83,705,731	$77,735,730
Loans serviced (period end)	340	335	340	320
Loan servicing and other fees	$61,941	$60,249	$182,277	$165,419
Loan origination fees and gain on sale, net	(686)	426	115	5,944
Other income, net	49	49	150	1,054
Total revenue	61,304	60,724	182,542	172,417
Valuation adjustment of MSRs	22,077	27,890	(4,904)	247,439
Interest income (expense)	13,208	10,266	30,884	(1,233)
Net revenue	96,589	98,880	208,522	418,623
Salaries, incentive compensation and benefits	8,104	7,495	23,173	21,722
General and administrative	2,953	2,240	8,073	7,342
Occupancy, equipment and communication	1,406	1,223	3,887	3,599
Depreciation and amortization	17	218	377	483
Provision for (reversal of) foreclosure losses	84	(1,044)	554	(1,974)
Total expenses	12,564	10,132	36,064	31,172
Net income allocated to servicing	$84,025	$88,748	$172,458	$387,451
For the three and nine months ended September 30, 2023 there was a decrease in the servicing segment's net income compared to the sequential quarter and prior year, respectively, primarily driven by valuation adjustments of our MSRs. For the three months ended September 30, we recorded a smaller upward adjustment to the fair value of our MSRs of $22.1 million compared to $27.9 million in the sequential quarter. For the nine months ended September 30, 2023 we recorded a $4.9 million downward adjustment compared to a significantly higher upward adjustment of $247.4 million in the prior year. See discussion above under "Valuation Adjustment of Mortgage Servicing Rights".
Loan servicing and other fees increased due to the increases in the UPB of our servicing portfolio and the number of loans serviced at September 30, 2023 compared to June 30, 2023 and September 30, 2022.
Our delinquency rate and number of loans in foreclosure increased slightly during the three months ended September 30, 2023; therefore, we have adjusted our provision for foreclosure losses accordingly. See discussion above under "Provision for Foreclosure Losses".

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
As discussed in Note 12, Warehouse Lines of Credit, to the condensed consolidated financial statements included in Part I, Item 1, as of September 30, 2023, we had nine different loan funding facilities in different amounts and with various maturities, including an early buyout facility. The early buyout facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. As of September 30, 2023, the aggregate available amount under our loan facilities was approximately $1.8 billion, with combined outstanding balances of approximately $0.8 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary.
As discussed in Note 13, Notes Payable, to the condensed consolidated financial statements included in Part I, Item 1, as of September 30, 2023, we had three different MSR notes payable in different amounts with different maturities. As of September 30, 2023, the aggregate available amount under our MSR notes payable was $700.0 million, with combined outstanding balances of $148.8 million. Subject to certain borrowing base limitations, we had $336.2 million of borrowing capacity available under our MSR notes payable. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2023, we had posted $9.2 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and satisfying certain pre-tax net income requirements. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of September 30, 2023 and December 31, 2022.

Table of Contents1
Our debt obligations are summarized below by facility as of September 30, 2023:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$107,912	$345,000		January 2024
	113,126	150,000		August 2024
	173,377	300,000		June 2024
	84,020	200,000		May 2024
	82,721	200,000		November 2023
	128,197	300,000	(1)	September 2024
	30,851	50,000	(2)	N/A
	86,906	200,000	(3)	N/A
	35,041	75,000	(4)	March 2025
MSR notes payable	87,766	400,000	(5)	September 2028
	31,000	200,000	(6)	August 2027
	30,000	100,000	(1)	September 2024
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
(5)Facility provides for committed amount of $250.0 million, which can be increased up to $400.0 million.
(6)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of September 30, 2023 and December 31, 2022.
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

Table of Contents1
Cash Flows
Our cash flows are summarized below:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(110,671)	$1,181,081
Net cash used in investing activities	(105,844)	(2,981)
Net cash provided by (used in) financing activities	187,645	(1,256,270)
Decrease in cash, cash equivalents and restricted cash	$(28,870)	$(78,170)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Loans held for sale	$(86,996)	$1,274,655
Other operating sources	(23,675)	(93,574)
Net cash (used in) provided by operating activities	$(110,671)	$1,181,081
For the nine months ended September 30, 2023 our loan sales were less than our loan originations with loan sales at $11.4 billion and loan originations at $11.6 billion. For the nine months ended September 30, 2022 our loan sales exceeded our loan originations with loan sales at $17.5 billion compared to loan originations at $16.3 billion. When loan sales are higher than loan originations we typically experience a net cash inflow and when loan originations are higher than loan sales we typically experience a net cash outflow. Therefore, in the nine months ended September 30, 2022 we experienced a net cash inflow from our loans held for sale compared to the nine months ended September 30, 2023 during which our cash used was minimal. The decrease in cash used by other operating sources was primarily due to changes in valuation adjustments of mortgage servicing rights.
Investing activities
Our investing activities primarily consist of strategic acquisitions, originations and payment activity on loans held for investment and purchases of property and equipment. Cash used in investing activities increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to $8.0 million used to fund the acquisitions of Legacy, CCM and FCM, the issuance of a note receivable for $11.3 million in connection with the acquisition of CCM, $5.0 million in advances under a revolving note and $0.9 million used to purchase interests in unconsolidated joint ventures. Also, we originated $77.3 million in reverse mortgage loans held for investment as we recently entered the reverse mortgage business.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Warehouse lines of credit	$127,349	$(1,106,718)
Other financing sources	60,296	(149,552)
Net cash provided by (used in) financing activities	$187,645	$(1,256,270)

Table of Contents1
Borrowings under warehouse lines of credit move directionally with our mortgage loans held for sale. When our loan originations are higher than our loan sales, then borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, then our repayments on those lines would typically be higher than our borrowings. As explained above, during the nine months ended September 30, 2023 our loan originations slightly exceeded our loan sales causing the net cash provided by warehouse lines of credit to be minimal as compared to the nine months ended September 30, 2022 where our loan sales exceeded our loan originations which caused there to be a net cash outflow of repayments on our warehouse lines of credit. The decrease in cash used in other financing sources for the nine months ended September 30, 2023 compared to the same period in 2022, was primarily driven by net borrowings of $22.5 million compared to net repayments of $137.5 million during the nine months ended September 30, 2022 on our MSR notes payable. In addition, we borrowed $71.4 million in connection with our reverse mortgage securitizations. During the nine months ended September 30, 2023 and 2022 we used $2.1 million and $3.0 million, respectively, to repurchase shares of our Class A common stock. During the nine months ended September 30, 2023, we paid $30.5 million in cash dividends. During the nine months ended September 30, 2022, we made payments of $7.3 million on acquisition-related contingent liabilities.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. Through September 30, 2023, we repurchased and subsequently retired 732,705 shares of our Class A common stock at an average purchase price of $10.53 per share. As of September 30, 2023, $12.3 million remains available for repurchase.
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
Interest rate lock commitments, loan sale and forward commitments
We enter into IRLCs with borrowers who have applied for residential mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans, adjusted for pull-through, were approximately $1.0 billion and $0.8 billion as of September 30, 2023 and December 31, 2022, respectively.

Table of Contents1
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
There have not been any material changes to the methods we used and judgments we made relating to critical accounting estimates during the nine months ended September 30, 2023 from those disclosed in our 2022 Annual Report.
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
Our certifying officers, with the participation of our management, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon and as of the date of the evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Contents1
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

Table of Contents1
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
A substantial portion of the loans we originate are loans eligible for sale to the GSEs, and government insured or guaranteed loans, such as loans backed by the FHA, the VA and the USDA, eligible for Ginnie Mae securities issuance. The future of GSEs is uncertain, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. If the operation of the GSEs is discontinued or reduced, if there is a significant change in their organization, capital structure, financial condition, pricing and underwriting criteria, activity levels or roles in the primary or secondary mortgage markets, or if we lose approvals with those agencies or our relationships with those agencies is otherwise adversely affected, our business, financial condition and results of operations could be adversely affected.
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

Table of Contents1
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
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We depend upon several lenders to provide the primary funding facilities for our loans. In the ordinary course of our business, we manage the number and size of our mortgage warehouse lines of credit in light of various factors, including origination volumes and broader macroeconomic conditions. As of September 30, 2023, we had nine warehouse lines of credit pursuant to master repurchase agreements, which provide us with an aggregate maximum borrowing capacity of approximately $1.8 billion. Our mortgage origination liquidity could also be affected if our lenders curtail access to uncommitted mortgage warehouse financing capacity or impose higher costs to access such capacity. Additionally, as of September 30, 2023, we were party to (i) a line of credit agreement, which agreement is collateralized by our Fannie Mae MSRs and provides for a facility of $250 million (which can be increased to up to $400.0 million), (ii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Ginnie Mae MSRs and provides for a revolving facility of up to $135.0 million (which can be increased to up to $200.0 million) and (iii) a loan and security agreement with one of our warehouse banks, which agreement is collateralized by our Freddie Mac MSRs and provides for a revolving facility of up to $100.0 million.
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

Table of Contents1
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
Our ability to serve our clients depends on the reliable performance of our technology infrastructure. Interruptions, delays or failures in these systems, whether due to adverse weather conditions, natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, hardware failures, errors in our software or otherwise, could be prolonged and could affect the security or availability of our platform and our ability to originate and service mortgages. Furthermore, we incur ongoing substantial expense maintaining, updating, and adapting our technology, and cybersecurity infrastructure. However, our infrastructure and disaster recovery planning may be insufficient to prevent or mitigate these and other events or occurrences. The reliability and security of our systems, and those of certain third parties, is important not only to facilitating our origination and servicing of mortgages, but also to maintaining our reputation and ensuring the proper protection of our confidential and proprietary information and the data of mortgage borrowers and other third parties that we possess or control or to which we have access. Operational failures or prolonged disruptions or delays in the availability of our systems could harm our business, brand, reputation, operating results, financial condition, and prospects.
Acquisitions and investments have in the past, and may in the future, cause our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated benefits from such acquisitions or investments.
We have acquired and may in the future acquire or make investments in, complementary or what we view as strategic businesses, services or products. The ultimate success of these acquisitions

Table of Contents1
and investments, as applicable, will depend, in part, on our ability to successfully combine and integrate the acquired companies into our business, and realize the synergies and anticipated strategic, financial and other benefits from the acquisitions, as well as on changes in macroeconomic and U.S. residential real estate market conditions. If we are unable to achieve these objectives within the anticipated time frame, or at all, the value of our Class A common stock may decline.
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
Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Although we have expanded our presence in the Northeast, with our acquisition of RMS in 2021, the Midwest with our acquisition of Inlanta in December 2022 and our acquisition of FCM in September 2023, the Southwest with our acquisition of Legacy Mortgage in February 2023, and throughout the United States with our acquisition of Cherry Creek Mortgage, LLC

Table of Contents1
in April 2023, we may face a competitive disadvantage as a result of our concentration primarily in the Northwest United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market. Furthermore, a cyclical decline in the industry’s overall loan origination volume, or decreased demand for loans due to a higher interest rate environment, which we believe will continue throughout the balance of 2023 as the Federal Reserve combats rising inflation, have led, and may in the future lead, to increased competition for remaining loan originations. Any increase in these competitive pressures could have an adverse effect on our business, prospects, financial condition, and results of operations.
Our failure to maintain or grow our historical referral relationships with our referral partners may materially and adversely affect our business, operating results, financial condition and prospects.
A substantial portion of our mortgage origination leads are sourced through an established network of referral partners with which we have longstanding relationships, including realtors, builders, and other partners. Our failure to maintain or grow these relationships could significantly decrease our origination volume and materially and adversely affect our business, operating results, financial condition, and prospects. In addition, changes in the real estate and home construction industries, or in the relationships between those industries and the mortgage industry, could adversely affect our business and operating results, financial condition, and prospects. For example, in recent years, there has been an increase in products and services designed to facilitate home sales without the involvement of realtors, as well as the recent antitrust lawsuits challenging the buyers’ broker commissions which may further impact the industry, and if the role of realtors in the sales process declines as a result of these developments, our business could be adversely affected if we are unable to adapt to such developments in a manner that preserves our loan origination leads.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the Coronavirus Air, Relief, and Economic Security Act (the "CARES Act"), enacted on March 27, 2020, have in the past and may in the future increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition, and results of operations could be materially and adversely affected as a result. As of September 30, 2023, loans representing approximately 0.4% of the loans in our servicing portfolio were in forbearance.
A substantial portion of our assets are measured at fair value. From time to time our estimates of their value prove to be inaccurate and we are required to write them down.
We record the value of our MSRs, IRLCs, MLHS, the contingent liabilities related to our completed acquisitions, and our inventory of loans for which we have repurchase rights at fair value. Fair value determinations require many assumptions and complex analyses for which we cannot control many of the underlying factors. From time to time our estimates may change or prove to be incorrect and we are required to write down the value of these assets, which could adversely affect our earnings, financial condition, and liquidity.

Table of Contents1
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
In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, such as financial information.
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
To the extent we or our systems rely on third-party service providers through either a connection to, or an integration with, those third-parties’ systems, the risk of cybersecurity attacks and loss, corruption or unauthorized publication of our information or the confidential information of our clients, employees, and others, may increase. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Other third-party risks may include data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate. Any damage or failure that causes an interruption in the operations of our third-party service providers could have an adverse effect on our business, operating results, financial condition and prospects. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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

Table of Contents1
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
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. As of September 30, 2023, Ginnie Mae accounted for 28.8% of the UPB of our servicing portfolio.
As of September 30, 2023, we have a reserve of $20.0 million for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
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
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, pandemics, floods, droughts, fires, and other environmental conditions can adversely impact properties that we own or that collateralize loans we own or service, as well as properties where we conduct business. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Terrorist attacks and other acts of violence, including the Russia-Ukraine conflict and the Israel-Hamas war, have caused and may continue to cause consumer confidence and spending to decrease or result

Table of Contents1
in disruptions in U.S. financial markets and negatively impact the U.S. economy in general. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition, and results of operations.
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

Table of Contents1
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

Table of Contents1
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
We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to credit standards for mortgage loans, our staffing levels, and other servicing practices, and the servicing and ancillary fees that we may charge. In addition, we are required to meet certain minimum financial requirements relating to our net worth, capital ratio, and liquidity in order to sell the loans that we originate to certain investors, including the GSEs. A change in these guidelines could require us to expend additional resources to originate and service mortgages or make it more difficult for us to do so profitably or at all, and a failure to meet applicable financial requirements could materially impair our ability to originate and service loans, any of which could have a material and adverse effect on our business, operating results, financial condition, and prospects. In August 2022, the Federal Housing Finance Agency ("FHFA") and Ginnie Mae announced updated minimum financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. In September 2022, at the direction of the FHFA, Fannie Mae and Freddie Mac announced similar revisions to minimum financial eligibility requirements. The majority of the requirements became effective on September 30, 2023 with origination liquidity

Table of Contents1
and certain other capital requirements effective as of December 31, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. Certain of these new capital requirements may impact liquidity in Ginnie Mae markets and while the ultimate impact remains uncertain, such requirements could have the effect of devaluing certain Ginnie Mae MSRs. If we misjudge the magnitude of the costs and benefits of these updated minimum financial eligibility requirements and their impacts on our business, our financial results could be negatively impacted.
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

Table of Contents1
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

Table of Contents1
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
Our directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 35.4% of the outstanding shares of our Class A common stock and 100% of the outstanding shares of our Class B common stock (to the extent the Chairman of our Board of Directors may be deemed to beneficially own all of the shares of our Class B common stock beneficially owned by MCMI), representing an aggregate of approximately 96.9% of the combined voting power of our outstanding common stock. As a result, in addition to their day-to-day management roles, our executive officers and directors will be able to exercise significant influence on our business as stockholders, including influence over election of members of the Board of Directors and the authorization of other corporate actions requiring stockholder approval.
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

Table of Contents1
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
Although we have paid dividends in the past, there is no assurance that we will pay dividends in the foreseeable future.
Although we have paid some special dividends in the past, including a special dividend effective September 7, 2023 to stockholders of record as of August 23, 2023, there is no assurance that we will pay cash dividends on our Class A common stock in the foreseeable future. We anticipate that most of our future earnings will be retained to support our operations and finance the growth and development of our business. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our Board of Directors may deem relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from GMC, which may further restrict our ability to pay dividends. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends.
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

Table of Contents1
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

Table of Contents1
claims, and the enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find this exclusive forum provision to be inapplicable or unenforceable.
Our bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933, as amended (the "Securities Act"). Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions, and thus both state and federal courts have jurisdiction to entertain such claims. Our bylaws prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Securities Exchange Act of 1934.
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

Table of Contents1
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

Table of Contents1
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

Table of Contents1
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to repurchases of shares of our Class A common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
July 1, 2023 to July 31, 2023	18,055	$11.51	18,055	$13,093
August 1, 2023 to August 31, 2023	29,226	$12.27	29,226	$12,734
September 1, 2023 to September 30, 2023	39,806	$11.28	39,806	$12,286
Total	87,087	$11.74	87,087
(1)     Average price paid per share includes costs associated with the repurchases.
(2)    On May 5, 2022, our Board of Directors approved a stock repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. As of September 30, 2023, $12.3 million remained available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

Table of Contents1
ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39645) filed on October 26, 2020)

3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-39645) filed on August 7, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

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

Table of Contents1
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUILD HOLDINGS COMPANY

Dated: November 8, 2023	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer

Dated: November 8, 2023	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer