Form 10-K
period 2023-12-31
Guild Holdings Co
filed 2024-03-14
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the
Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $151.9 million based upon the closing price reported for such date on the New York Stock Exchange.
As of March 7, 2024, the registrant had 20,771,607 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated herein by reference in responses to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

GUILD HOLDINGS COMPANY
Annual Report on Form 10-K for the Year Ended December 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Guild Holdings Company, a Delaware corporation, together with its subsidiaries, is referred to in this Annual Report on Form 10-K (this “Annual Report”) as “Guild,” “we,” “us,” “our,” and the “Company.” This Annual Report contains forward looking statements that reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results, events or circumstances could differ materially from the results, events or circumstances expressed or implied by the forward-looking statements.
Important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those factors described below under Part I, Item 1A. “Risk Factors” in this Annual Report. In addition, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report.
We disclaim any obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

SUMMARY OF RISK FACTORS

Below is a summary of the material factors that make an investment in our Class A common stock speculative or risky. A discussion of the risks summarized in this risk factor summary can be found below under Part I, Item 1A. “Risk Factors.” These risk factors should be together with other information in this Annual Report before making an investment decision regarding our Class A common stock.

Risks Related to Our Business
●A disruption in the secondary home loan market or our ability to sell the loans that we originate could have a detrimental effect on our business.
●Macroeconomic and U.S. residential real estate market conditions have and may continue to materially and adversely affect our revenue and results of operations.
●Because we are highly dependent on certain U.S. government-sponsored entities and government agencies, we may be adversely impacted by any organizational or pricing changes or changes in our relationship with these entities and agencies.
●Changes in prevailing interest rates or U.S. monetary policies have had and may continue to have a detrimental effect on our business.
●Our servicing rights are subject to termination with or without cause.
●If a significant number of our warehouse lines of credit, on which we are highly dependent, are terminated or reduced, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.
●Our existing and any future indebtedness could adversely affect our ability to operate our business, our financial condition or the results of our operations.
●If we do not maintain and improve the technology infrastructure that supports our origination and servicing platform or if we suffer any significant disruption in service on our platform, our ability to serve our clients may be materially and adversely impacted.
●Acquisitions and investments have in the past, and may in the future, cause our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated benefits from such acquisitions and investments.
●Pressure from existing and new competitors may adversely affect our business, operating results, financial condition and prospects.

●Our failure to maintain or grow our historical referral relationships with our referral partners may materially and adversely affect us.
●We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
●A substantial portion of our assets are measured at fair value. From time to time our estimates of their value prove to be inaccurate and we are required to write them down.
●The success and growth of our business will depend upon our ability to adapt to and implement technological changes and to develop and market attractive products and services.
●Adverse events to our clients could occur, which can result in substantial losses that could adversely affect our financial condition.
●Our business could be materially and adversely affected by a cybersecurity breach or other vulnerability involving our computer systems or those of certain third-party service providers.
●Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results, financial condition, and prospects may suffer.
●We are subject to certain operational risks, including, but not limited to, employee or customer fraud, the obligation to repurchase sold loans in the event of a documentation error, and data processing system failures and errors.
●We are periodically required to repurchase mortgage loans that we have sold or indemnify purchasers of our mortgage loans.
●Seasonality may cause fluctuations in our financial results.
●If we fail to protect our brand and reputation, our ability to grow our business and increase the volume of mortgages we originate and service may be adversely affected.
●We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks and the effects of climate change.
●If we are unable to attract, integrate and retain qualified personnel, our ability to develop and successfully grow our business could be harmed.
●Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.
Risks Related to Regulatory Environment
●Changes in, or our failure to comply with, the highly complex legal and regulatory framework applicable to our mortgage loan origination and servicing activities could harm our business, operating results, financial condition, and prospects.
●Our failure to comply with fair lending laws and regulations could lead to a wide variety of negative consequences.
●Our failure to obtain and maintain the appropriate state licenses would prohibit us from originating or servicing mortgages in those states and adversely affect our operations.
●Changes in the guidelines of the GSEs, FHA, VA, USDA, and Ginnie Mae could adversely affect our business.
●Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and HUD could adversely affect our reverse mortgage business.
●Our actual or perceived failure to comply with stringent and evolving legal obligations related to data privacy and security may materially and adversely affect us.
●We may from time to time be subject to litigation, which may be extremely costly to defend, could result in substantial judgment or settlement costs and could subject us to other remedies.
Risks Related to Our Organization and Structure
●We are controlled by McCarthy Capital Mortgage Investors, LLC (“MCMI”), and MCMI’s interests may conflict with our interests and the interests of our other stockholders.
●As a “controlled company,” we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
●Our directors and executive officers have significant control over our business.

●We are a holding company and depend upon distributions from GMC to meet our obligations.
Risks Related to our Class A Common Stock
●Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market could cause the price of our Class A common stock to fall.
●Our issuance of capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise would dilute all other stockholders.
●There is no assurance that we will pay dividends in the future.
●Certain provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of Guild, which could decrease the trading price of our stock.
●The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
Risks Related to Being a Public Company
●Our quarterly and annual operating results or other operating metrics may fluctuate significantly and may not meet expectations of research analysts, which could cause the trading price of our Class A common stock to decline.
●If we fail to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to report our financial results accurately on a timely basis, which would result in the loss of investor confidence, delisting, claims or investigations, and cause the market price of our Class A common stock to decline.
PART I

ITEM 1. BUSINESS
Guild is a growth-oriented mortgage company that employs a relationship-based loan sourcing strategy to execute on our mission of delivering the promise of homeownership in neighborhoods and communities across the United States. Our business model is centered on providing a personalized mortgage-borrowing experience that is delivered by our knowledgeable loan officers and supported by our diverse product offerings.
Our business is operated through our wholly-owned subsidiary, Guild Mortgage Company. Guild Mortgage Company was founded in 1960 in California.
Guild is among the longest-operating mortgage seller-servicers in the United States. Over the course of our operating history, we have navigated numerous economic cycles and market dislocations. We have also expanded our retail origination operation to 49 states, operating our origination segment from approximately 350 office locations. and we have developed end-to-end technology systems, a reputable brand, industry expertise and many durable relationships with our clients and members of our referral network.
In 2007, seeing an opportunity to expand our sales and production strategy and grow our market share, a management-led partnership that included a majority investment from Fulcrum Mortgage, LLC, now known as MCMI, acquired Guild Mortgage Company from its founder.
Immediately prior to our initial public offering in 2020, we engaged in an internal reorganization that simplified our organizational structure, incorporating Guild Holdings Company in Delaware, making Guild Mortgage Company its wholly owned subsidiary and converted Guild Mortgage Company to a California limited liability company.
Our business model benefits from the complementary relationship between our origination and servicing segments which, together, have propelled our performance through interest rate and market cycles. We believe that maintaining both an origination segment and a servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, compared to industry participants that predominantly focus on either origination or servicing, instead of both. Typically in an interest rising market environment originations tend to shift to purchase originations rather than refinances. Due to our physical presence and footprint throughout the country we believe that we are in an advantageous position when the market is more purchase focused as compared to our competitors that are more refinance focused and have to significantly change their business model during purchase cycles.
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
Business Segments
Origination
Retail Channel
Our retail channel, which made up approximately 95% of our origination segment in 2023, focuses on serving our clients and referral partners in the markets we serve. We generate revenue through gain on sale and fees associated with originating and selling mortgage loans to the secondary market. We utilize warehouse facilities to fund originated loans and the mortgage loans are typically sold within 30 days of origination. After we sell originated mortgage loans to the secondary market, we generally retain the servicing rights on mortgage loans sold.
For the years ended December 31, 2023 and 2022 we originated $14.2 billion and $18.3 billion, respectively, in retail mortgage loan originations.
Our loan products are underwritten using a disciplined approach that focuses on credit risk and responsible lending. Our proprietary technology platform is regularly updated to incorporate new investor guidelines as well as state and federal regulations. These processes are designed to ensure integrity over data and qualification requirements, facilitate the manufacturing of quality loan originations and minimize underwriting defects. The loan products we offer include loans eligible for sale or securitization to secondary market participants such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae and Freddie Mac, together, the “GSEs”), Government National Mortgage Association (“GNMA” or “Ginnie Mae”), state housing agencies and other private or institutional investors. The underwriting guidelines for these products are established by the entities that will purchase, insure or guaranty the loans (i.e., the GSEs, the United States Department of Housing and Urban Development (“HUD”), the United States Department of Veterans Affairs (“VA”), the United States Department of Agriculture (“USDA”), the Federal Housing Administration (“FHA”), private mortgage insurers, and institutional and private investors). The majority of our loan products are sold to either the GSEs or Ginnie Mae.
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
As of December 31, 2023, we serviced approximately 345,000 loans with an aggregate unpaid principal balance (“UPB”) of approximately $85.0 billion. UPB is measured as of the end of a period. Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent borrowers; and supervising foreclosures and property dispositions.
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
Our Growth Strategies
Our primary growth strategy is focused on tactics described below to gain scale and invest back into the business.
Expansion into New Markets and Products
We focus on retail channel expansion both organically and via acquisitions that support our national footprint. The mortgage market is contracting which we believe provides us more opportunity to acquire additional branches and sales talent. We regularly evaluate opportunities to grow our business, including expansion in markets through acquisitions and organic growth through the recruitment of loan officers. Our loan officer recruitment activities leverage our technology solutions to identify and recruit purchase-mortgage focused loan officers. We consider the needs of our clients in each of our origination channels and respond to changing circumstances in the market for mortgage-related financing.
We have successfully completed numerous acquisitions. In July 2021, we completed our acquisition of Residential Mortgage Services Holdings, Inc. (“RMS”), which expanded our local presence in the Northeast. In December 2022, we completed the acquisition of certain assets of Inlanta Mortgage, Inc. (“Inlanta”), which expanded our local presence in the Midwest region. In February 2023, we completed our acquisition of certain assets of Legacy Mortgage LLC (“Legacy” or “Legacy Mortgage”), which expanded our local presence in the Southwest region. In April 2023, we completed our acquisition of certain assets of Cherry Creek Mortgage, LLC (“CCM”), which expanded our reverse mortgage lending through Guild’s retail channel. In September 2023, we completed our acquisition of certain assets of First Centennial Mortgage (“FCM”), which expanded our local presence in the Midwest. On February 26, 2024, we completed the acquisition of certain assets of Utah-based lender Academy Mortgage Corporation (“Academy Mortgage”). The addition of Academy Mortgage will extend Guild’s market share across its national footprint. We expect to continue to expand our business in new local communities while increasing our presence in the geographic areas we serve our clients.
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
Growing Retail Originations through Portfolio Recapture
In addition to targeting acquisitions and loan officers in markets we serve our clients, to grow our retail channel we also focus on recapturing our own portfolio. Recapture exists when we refinance a current client’s loan or when we help originate a current client’s new home purchase. By doing so, we continue the relationship with the client which presents not only an extended servicing revenue stream, but additional future origination opportunities. For the years ended December 31, 2023 and 2022, our overall recapture rate was 27% and 39%, respectively.

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
Our proprietary platform and vendor integrations drive loan officer productivity, operational scale and favorable unit economics. Our experienced loan officers use this end-to-end technology platform and our custom-built client relationship management system as a tool to help enable them to find new clients, close new loans and enhance and expand existing client relationships.
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
U.S. Mortgage Market and Competition
Mortgage loans are the largest class of consumer debt in the United States. According to the Mortgage Bankers Association (“MBA”), there was approximately $14.0 trillion of residential mortgage debt outstanding as of December 31, 2023. According to the MBA, 1-4 family mortgage origination volume was approximately $1.6 trillion in 2023, a decline from $2.2 trillion in 2022. However, the MBA is projecting origination volume to be $2.0 trillion in 2024 according to their February 2024 forecast.
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
Regulation
The mortgage industry is subject to a highly complex legal and regulatory framework. Our business is subject to extensive regulation and oversight by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (“CFPB”) and various state licensing, supervisory and administrative agencies. From time to time, we also receive requests from such governmental authorities for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. In addition, we are also subject to periodic reviews and audits from the GSEs, Ginnie Mae, the CFPB, HUD, the USDA, the VA, state regulatory agencies and others. Our operations are also subject to federal and state laws and regulations relating to privacy, data protection and data security. The legal and regulatory environment in which we operate is also constantly evolving as statutes, regulations and practices, and interpretations thereof, that are in place may be amended or otherwise change, and new statutes, regulations and practices may be enacted, adopted or implemented.
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
•the Fair Housing Act (“Housing Act”), which prohibits discrimination in housing on the basis of race, color, sex, national origin, religion, familial status or disability;
•Regulation N (the Mortgage Acts and Practices Advertising Rule), which prohibits deceptive claims in mortgage advertising and other commercial communications;
•certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), including the Consumer Financial Protection Act, which, among other things, prohibit unfair, deceptive or abusive acts or practices;
•the Federal Trade Commission Act (“FTCA”), the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which forbids unfair or deceptive acts or practices and certain related practices;
•the Telephone Consumer Protection Act (“TCPA”) and related laws that regulate communications via telephone, text, automatic telephone dialing systems, and artificial and prerecorded voices;
•the Controlling the Assault of Non-Solicited Pornography and Marketing Act, which establishes requirements for those who send unsolicited commercial email;
•the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act, and Regulation V, which, among other things, regulate the use and reporting of information related to the credit history of borrowers;
•the Home Mortgage Disclosure Act (“HMDA”) and Regulation C thereunder, which require financial institutions to collect and report certain loan application, origination and purchase data;
•the Gramm-Leach-Bliley Act (“GLBA”) and Regulation P thereunder, which, among other things, require the maintenance of privacy with respect to certain consumer data and periodic communications with consumers on privacy matters;
•the Homeowners Protection Act (“HPA”), which requires the cancellation of private mortgage insurance once certain equity levels are reached, sets disclosure and notification requirements, and requires the return of unearned premiums;

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
•the Electronic Fund Transfer Act of 1978 (“EFTA”) and Regulation E, thereunder, which provide certain protections for consumers engaging in electronic fund transfers;
•federal financial protection statutes applicable to certain eligible service members, including the Military Lending Act (“MLA”) and Servicemembers Civil Relief Act (“SCRA”); and
•the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts.
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
See also “Risks Related to Regulatory Environment” under the section titled “Item 1A. Risk Factors.”
Human Capital Resources
At the heart of our Company is our culture, grounded in strong values, innovation, creativity and collaboration. We believe our culture sets us apart and is the backbone of our success. It has enabled us to continuously innovate and evolve to navigate the dynamic mortgage market. This has given us the ability to attract, develop and retain top talent throughout our organization. We also believe our culture positions us as an acquisition partner of choice and a preferred platform for top mortgage originators of originating and servicing businesses we acquire. As of December 31, 2023 we employed more than 4,200 employees throughout the United States. None of the employees are covered by a collective bargaining agreement.
Guild is an inclusive organization and encourages open and honest dialogue across employees, clients and partners. We have a diverse leadership team across each of our business lines. Our leadership team has an average of 23 years of industry experience, has worked at Guild for an average of 11 years and includes top performers from the businesses that Guild has acquired. We have high employee retention, as well as a successful recruiting program, because we empower our employees, maintain a culture that supports collaboration and development and provide our employees with the tools and resources they need to be successful. Over the last five years, ending December 31, 2023, 75% of our originations were produced from loan officers who are still with us today.
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
Community Involvement
We believe strongly in supporting the communities in which we operate. To that end, Guild and its employees give back to the neighborhoods and communities we serve through sustained investment of time and resources, including through our Guild Giving Foundation. As encouragement to continue to give back to communities, Guild offers paid time off to our employees for volunteer hours. In addition, the Guild Giving Foundation partially matches employee contributions to charities of their choosing. Throughout our branch locations as well as our corporate headquarters in San Diego, local community involvement is a continual part of connecting with the neighborhoods we serve. Being involved in our local communities not only drives employee engagement, but it also develops our referral network and enhances business relationships.

Available Information
We file or furnish annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies, like Guild, that file electronically with the SEC. The address of that site is www.sec.gov.
Guild’s website is www.guildmortgage.com and the investor relations portion of our website is http://ir.guildmortgage.com. The content of our website is not incorporated by reference into this Annual Report or in any other report or document we file. We make available free of charge on our website, or provide a link to, our Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. To access these filings, go to the investor relations portion of our website and click on “SEC Filings.”
Trademarks and Trade Names
Our logo and any trade names of Guild appearing in this Annual Report are our property. This Annual Report also contains trademarks and trade names of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.
Industry and Other Data
Certain industry data and market data included in this Annual Report were obtained from independent third-party surveys, market research, publicly available information, reports of governmental agencies, and industry publications and surveys.
All of the industry data, market data and related estimates used in this Annual Report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data and estimates. Although we have no reason to believe that the information from these surveys and industry publications is not reliable, we have not independently verified this information and cannot guarantee its accuracy or completeness. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by independent parties and by us.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves risks. You should carefully consider the risk factors described below before investing in our Class A common stock. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
If any of these risks materialize, it could materially and adversely affect our business, prospects, financial condition, results of operations, and the market price and liquidity of our Class A common stock, which could cause you to lose all or a significant part of your investment in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Annual Report, including statements included in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements.”
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
Because we are highly dependent on certain U.S. government-sponsored entities and government agencies, we may be adversely impacted by any organizational or pricing changes or changes in our relationship with these entities and agencies.
A substantial portion of the loans we originate are loans eligible for sale to the GSEs, and government insured or guaranteed loans, such as loans backed by the FHA, the VA and the USDA, eligible for Ginnie Mae securities issuance. The future of GSEs is uncertain, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. The GSEs also require us to maintain certain operating and financial covenants. Financial covenants include minimum net worth, minimum liquidity, minimum of total liquid assets, and maximum ratio of adjusted net worth to total assets. A breach of these covenants could prevent us from selling mortgage loans to one or all of these investors in the secondary market.
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
If a significant number of our warehouse lines of credit, on which we are highly dependent, are terminated or reduced, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities (which we refer to as warehouse lines of credit) and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We depend upon several lenders to provide warehouse lines of credit for our loans. For a summary of our warehouse lines of credit and other debt facilities, see the section of this Annual Report entitled “Debt Obligations” under “Liquidity, Capital Resources and Cash Flows” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
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
Our loan funding facilities contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum current ratio, minimum liquidity, adjusted pre-tax net income, and other customary debt covenants, as well as limitations on additional indebtedness, dividends, sales of assets, and declines in the mortgage loan servicing portfolio’s fair value. A breach of these covenants can result in an event of default under these facilities and as such allow the lenders to pursue certain remedies. In addition, our loan facilities include cross default or cross acceleration provisions that could result in most, if not all, of our loan facilities terminating if an event of default or acceleration of maturity occurs under one facility. If we are unable to satisfy, or obtain waivers for, the continuing covenants, we may lose the ability to borrow under all of our financing facilities, which could be detrimental to our business.

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
If we do not maintain and improve the technology infrastructure that supports our origination and servicing platform or if we suffer any significant disruption in service on our platform, our ability to serve our clients may be materially and adversely impacted.
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
We have acquired and may in the future acquire or make investments in, complementary or what we view as strategic businesses, services or products. The ultimate success of these acquisitions will depend, in part, on our ability to successfully combine and integrate the acquired companies into our business, and realize the synergies and anticipated strategic, financial and other benefits from the acquisitions or investments. We may not be able to achieve the anticipated benefits of an acquisition or investment within the anticipated time frame, or at all.
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
Our ability to compete successfully will depend on a number of factors, including our ability to build and maintain long-term client relationships while ensuring high ethical standards and sound lending and servicing practices, the scope, relevance and pricing of products and services that we offer, our continuing relationships with the GSEs and other key secondary market investors, our clients’ satisfaction with our products and services, industry and general economic trends, and our ability to keep pace with technological advances in the industry.
Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Although we have expanded our presence across the United States with recent acquisitions, we may face a competitive disadvantage as a result of our concentration primarily in the Northwest United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market. Furthermore, a cyclical decline in the industry’s overall loan origination volume, or decreased demand for loans due to a higher interest rate environment, which we believe may continue as part of the Federal Reserve’s efforts to combat rising inflation, have led, and may in the future lead, to increased competition for remaining loan originations. Any increase in these competitive pressures could have an adverse effect on our business, prospects, financial condition, and results of operations.
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
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the Coronavirus Air, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, have in the past and may in the future increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, financial condition, and results of operations could be materially and adversely affected as a result.
A substantial portion of our assets are measured at fair value. From time to time our estimates of their value prove to be inaccurate and we are required to write them down.
We record the value of our MSRs, interest rate lock commitments (“IRLCs”), MLHS, the contingent liabilities related to our completed acquisitions, and our inventory of loans for which we have repurchase rights at fair value. Fair value determinations require many assumptions and complex analyses for which we cannot control many of the underlying factors. From time to time our estimates may change or may prove to be incorrect and we may be required to write down the value of these assets, which could adversely affect our earnings, financial condition, and liquidity.
In particular, our estimates of the fair value of our MSRs are based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuate due to a number of factors, including prepayment rates and other market conditions that affect the number of loans that ultimately become delinquent or are repaid or refinanced. These estimates are calculated by a third party using complex financial models that account for a high number of variables that drive cash flows associated with MSRs and anticipate changes in those variables over the life of the MSR. As such, the accuracy of our estimates of the fair value of our MSRs are highly dependent upon accuracy of the models and the variables and assumptions that we build into them. If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of certain of our MSRs may decrease, which could adversely affect our business, financial condition and results of operations.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities have, and continue to threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, which could materially disrupt our systems and operations, supply chain, and ability to distribute our services.
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
We currently have a hybrid work environment in which a portion of our workforce may work in-person and some may work remotely. A hybrid work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and computer systems, increased risk of phishing, ransomware, and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal or confidential information.
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
We are periodically required to repurchase mortgage loans that we have sold or indemnify purchasers of our mortgage loans.
At the time a loan is sold to an investor, we make certain representations and warranties. If defects are subsequently discovered in these representations and warranties that cause a loan to no longer satisfy the applicable investor eligibility requirements, we may be required to repurchase that loan. We are also required to indemnify several of our investors for borrowers’ prepayments and defaults. In addition, with respect to delinquent Ginnie Mae mortgage loans that we service, we are required to repurchase such loans prior to foreclosing and liquidating the mortgaged properties securing such loans. Ginnie Mae has historically accounted for a significant portion of the UPB of our servicing portfolio.
We have established a reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. There can be no guarantee that future losses will not be in excess of the recorded liability.
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
We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks and the effects of climate change.
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
Our business depends on our ability to retain our key executives and management and to hire, develop and retain qualified loan officers and other employees. Our ability to expand our business depends on our being able to hire, train and retain sufficient numbers of employees to staff our in-house servicing centers, as well as other personnel. Our success in recruiting highly skilled and qualified personnel can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Additionally, any alleged violation of applicable wage laws or other labor-or employment-related laws could result in challenges in recruiting and retention. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have a material and adverse effect on our business, operating results, financial condition and prospects.
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
Risks Related to Regulatory Environment
Changes in, or our failure to comply with, the highly complex legal and regulatory framework applicable to our mortgage loan origination and servicing activities could harm our business, operating results, financial condition, and prospects.
The mortgage industry is subject to a highly complex legal and regulatory framework. In addition to the licensing requirements for each of the jurisdictions in which we originate or service loans, we must comply with a number of federal, state, and local consumer protection and other laws including, among others, the TILA, RESPA, ECOA, Housing Act, TCPA, GLBA, EFTA, SCRA, MLA, Homeowners Protection Act, Home Mortgage Disclosure Act, SAFE Act, FTCA, Dodd-Frank Act, federal, state and local laws designed to discourage predatory lending and servicing practices, prohibit unfair, deceptive, or abusive acts or practices, protect customer privacy, and regulate debt collection and consumer credit reporting, and state foreclosure laws. These and other laws and regulations directly affect our business and require constant compliance monitoring, internal and external audits, and examinations by federal and state regulators. Changes to the laws, regulations, and guidelines relating to the origination and servicing of mortgages, including those already adopted and those that may in the future be adopted, their interpretation or the manner in which they are enforced, could render our current business practices non-compliant or make compliance more difficult or expensive.
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
Our failure to comply with fair lending laws and regulations could lead to a wide variety of negative consequences.
Anti-discrimination statutes, such as the Fair Housing Act, ECOA, and other fair lending laws and regulations prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion, and national origin. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. As a result, various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative effect on a protected class of individuals). Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act and ECOA in the context of mortgage loan lending and servicing. Compliance with anti-discrimination prohibitions, and particularly the disparate impact theory, creates a significant administrative burden and potential liability for failure to comply. In addition, regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting fair lending, fair housing and other claims that the practices of lenders and loan servicers result in a disparate impact on protected classes. A successful regulatory challenge to our performance under these fair lending laws and regulations could result in a wide variety of sanctions, including damages, injunctive or equitable relief, and civil money penalties. In addition to reputational harm, such sanctions could have a material adverse effect on our business, financial condition, and results of operations. Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the Fair Housing Act and ECOA from claims of “redlining” and “reverse redlining.” Redlining is the practice of avoiding providing services to individuals living in communities of color because of the race or national origin of the people who live in those communities. Reverse redlining is targeting an applicant in a certain neighborhood for a higher cost products or services. In late 2021, the Department of Justice launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to crack down on discriminatory lending practices, making clear they are a high priority across the financial services regulatory ecosystem. In addition, the CFPB has announced that it intends to use its authority under the Consumer Financial Protection Act to identify, prohibit, and prosecute discrimination as an unfair, deceptive, or abusive act or practices to target discriminatory conduct, even where fair lending laws such as the ECOA may not apply. More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. Any such changes in laws, regulations or interpretations could have a detrimental effect on our business.
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
We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to credit standards for mortgage loans, our staffing levels, and other servicing practices, and the servicing and ancillary fees that we may charge. In addition, we are required to meet certain minimum financial requirements relating to our net worth, capital ratio, and liquidity in order to sell the loans that we originate to certain investors, including the GSEs. A change in these guidelines could require us to expend additional resources to originate and service mortgages or make it more difficult for us to do so profitably or at all, and a failure to meet applicable financial requirements could materially impair our ability to originate and service loans, any of which could have a material and adverse effect on our business, operating results, financial condition, and prospects. In August 2022, the Federal Housing Finance Agency and Ginnie Mae announced updated minimum financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. In September 2022, at the direction of the FHFA, Fannie Mae and Freddie Mac announced similar revisions to minimum financial eligibility requirements. The majority of the requirements became effective on September 30, 2023 with origination liquidity and certain other capital requirements effective as of December 31, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. Certain of these new capital requirements may impact liquidity in Ginnie Mae markets and while the ultimate impact remains uncertain, such requirements could have the effect of devaluing certain Ginnie Mae MSRs. If we misjudge the magnitude of the costs and benefits of these updated minimum financial eligibility requirements and their impacts on our business, our financial results could be negatively impacted.
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

Our actual or perceived failure to comply with stringent and evolving laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security may materially and adversely affect us.
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
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
As a “controlled company,” we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
Because MCMI controls a majority of the combined voting power of our outstanding common stock, we are considered a “controlled company” under the applicable rules of the New York Stock Exchange (“NYSE”). As a controlled company, we are permitted to elect not to comply with certain corporate governance requirements of the NYSE, including the requirements that:

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
Although we have paid dividends in the past, there is no assurance that we will pay dividends in the future.
Although we have paid some special dividends in the past, there is no assurance that we will pay cash dividends on our Class A common stock in the future. We anticipate that most of our future earnings will be retained to support our operations and finance the growth and development of our business. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our Board of Directors may deem relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from GMC, which may further restrict our ability to pay dividends. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends.
Certain provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of Guild, which could decrease the trading price of our Class A common stock.
Our certificate of incorporation, bylaws, and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, for example, our dual class common stock structure, classified board, the authority of our Board of Directors to issue preferred stock, limitations on stockholder action after MCMI and its affiliated private equity funds cease to beneficially own a majority of the combined voting power of our capital stock, advance notice bylaws provisions, and prohibitions under Delaware law on a business combination with an interested shareholder.
These provisions may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our Class A common stock. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
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
If we fail to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to report our financial results accurately on a timely basis, which would result in the loss of investor confidence, delisting, claims or investigations, and cause the market price of our Class A common stock to decline.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. We are required to furnish annually a report by management on the effectiveness of our internal control over financial reporting. Also, as a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
In our Annual Report for the fiscal year ended December 31, 2021, we reported having a material weakness because we did not have a sufficient complement of personnel with requisite experience in the design and operation of controls and did not perform an effective risk assessment, including risk of fraud. During fiscal year 2022, we developed and executed measures to remediate this material weakness and our management concluded that this material weakness in our internal control over financial reporting was remediated as of December 31, 2022.
However, we cannot assure you that in the future those controls and procedures will be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements or that our disclosure controls and procedures will remain effective. If we do not maintain effective internal control over financial reporting or effective disclosure controls and procedures, we may be unable to report our financial results accurately on a timely basis or detect and prevent fraud, which could cause our reported financial results to be misstated. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial and other reports filed with, or submitted to, the SEC, our access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our Class A common stock could decline. In addition, if we fail to timely file our reports with the SEC, we may be subject to potential delisting action by the NYSE or claims from our stockholders. We also may become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, operating results, financial condition and cause the market price of our Class A common stock to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy
We manage cybersecurity risk through our enterprise-wide risk framework as described below.
Within our enterprise-wide risk framework, we maintain programs that assess, identify, and manage information technology (IT) risk generally and material risks from cybersecurity threats specifically. Our cybersecurity risk program is designed by our IT governance team in collaboration with our risk committee and executive officers to ensure that risks from cybersecurity threats are identified, multiple layers of protection are operating effectively, detection and response to cyber security threats are in place, and recovery of core business processes and systems is documented and tested. Our cybersecurity risk program follows the National Institute of Standards and Technology Cyber Security Framework (NIST CSF). We also use third-party service providers to help enhance our cybersecurity capabilities and to assist us with cybersecurity program assessments and penetration testing, including providing the function of a Chief Information Security Officer.

Specific features of our cybersecurity risk program include (1) periodic assessment of risks arising from cybersecurity threats, including a NIST CSF risk assessment, application risk assessment, and a business continuity and disaster recovery impact assessment; (2) initiatives relating to the design, operation and monitoring of the IT risk management program and the cybersecurity risk program; (3) creation and maintenance of redundancies for core business systems such as Guild’s originations and servicing systems; (4) training for all personnel on aspects of cybersecurity threats, cybersecurity awareness campaigns company wide, and additional training for certain other employee groups; (5) an incident response plan that outlines the steps we will take to respond to a cybersecurity incident; and(6) periodic cybersecurity exercises and internal cybersecurity incident simulations.
While the majority of our technology used throughout our company is proprietary, we use third parties to provide IT applications or IT infrastructure that maintain or support our operations. For certain third parties, we have processes to oversee and identify risk from cybersecurity threats through our contract management process.
Material Effects from Cybersecurity Incidents
We have dedicated significant resources toward our efforts to protect our business from the risk of cybersecurity threats. Cybersecurity risk management, data security, privacy, and cyber supply chain risk management activities are integrated into our operations and inform our business strategy.
Although to date we have not experienced any cybersecurity incidents resulting, or reasonably likely to result in, a material impact to our company, including to our business, financial condition, and results of operations, there is no assurance that our cybersecurity risk management program will prevent cybersecurity incidents from having such impacts in the future.

Cybersecurity Governance
Role of Our Board and Audit Committee
Our Board of Directors and Audit Committee oversee our risk management program which includes cybersecurity risk along with other operational and compliance risks. Information provided covers various aspects of our cyber defense including incident analysis and third party reports. We have a process in place so that information regarding potentially material cybersecurity incidents is escalated to the Audit Committee and Board of Directors.
Role of Our Management
The company is responsible for assessing and managing cybersecurity risks by establishing and maintaining processes and programs designed to assess, identify, prevent, manage, detect, respond to, and mitigate potential cybersecurity threats as described above.
Our Chief Information Officer leads our information security department, which is primarily responsible for implementing and maintaining our cybersecurity risk management program. The Chief Information Officer has over 30 years of experience in information technology in the mortgage origination and servicing industry, including prior service as the CIO for other mortgage institutions. The cybersecurity risk management program includes teams focused on information security, IT governance and IT operations. The information security program is also supported by personnel in legal and compliance, and application development. Guild personnel that work on cybersecurity risk management have achieved such professional certifications as Certified Information Systems Security Professional (CISSP) and Certified Cloud Security Professional (CCSP).
The Chief Information Officer also is a member of our risk committee. The risk committee oversees on an enterprise-wide basis Guild’s risk management framework, including cybersecurity risk. The IT security and IT governance teams report regularly to the risk committee on KRIs that track Guild’s monitoring of key cybersecurity risks and remediation initiatives. The other members of the risk committee include the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Compliance Officer.
ITEM 2. PROPERTIES
Our principal executive office is located in San Diego, California. In addition to our San Diego office, we operate from approximately 350 branch offices and 180 satellite offices located throughout the United States as of December 31, 2023. We lease our principal executive office under a lease that expires in November 2030. We also lease each of our branch and satellite offices. The square footage of our principal executive office is 141,696 square feet and the average square footage of our branch offices is approximately 2,400 square feet. Our financial obligations under our leases are not material to the scope of our operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We have two classes of common stock: Class A common stock and Class B common stock. The Class A common stock is traded on the New York Stock Exchange under the symbol “GHLD.” There is no public market for our Class B common stock. However, under the terms of our Amended and Restated Certificate of Incorporation, the holder of Class B common stock may convert any portion or all of the holder’s shares of Class B common stock into an equal number of shares of Class A common stock at any time.
Holders of Record
As of March 7, 2024, there were 15 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. As of March 7, 2024, we had one record holder of our Class B common stock, MCMI.
Dividends
Although the Company has issued special dividends in the past, the payment of cash dividends in the future will be dependent upon our future financial performance, capital requirements, potential alternative uses of cash, and our general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors at such time. Further, our ability to declare dividends may be limited by restrictive covenants in connection with our indebtedness.
Purchases of Equity Securities
The following table provides information with respect to Guild’s repurchases of shares of its Class A common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(1)
October 1, 2023 to October 31, 2023	62,872	$11.30	62,872	$11,590
November 1, 2023 to November 30, 2023	22,153	$12.10	22,153	$11,322
December 1, 2023 to December 31, 2023	12,532	$12.88	12,532	$11,161
Total	97,557	$11.69	97,557
_____________________________
(1)     On May 5, 2022, our Board of Directors approved a share repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. As of December 31, 2023, $11.2 million remains available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

Equity Compensation Plan Information
For information regarding securities authorized for issuance under the Company’s equity compensation plans, see “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
Business and Executive Overview
Guild is a growth-oriented mortgage company that employs a relationship-based loan sourcing strategy to execute our mission of delivering the promise of homeownership in neighborhoods and communities across the United States. Our business model is centered on providing a personalized mortgage-borrowing experience that is delivered by our knowledgeable loan officers and supported by our diverse product offerings.
Our operations consist of two distinct but related reportable segments that we refer to as our origination and servicing segments. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. Purchase recapture rate is calculated as the ratio of (i) UPB of our clients that originated a new mortgage with us for the purchase of a home in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of selling their home in a given period. Refinance recapture rate is calculated as the ratio of (i) UPB of our clients that originated a new mortgage loan for the purpose of refinancing an existing mortgage with us in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of a refinance in the same period. Overall recapture rate for a given period is calculated as the ratio of (i) UPB of our clients from both purchase and refinance transactions in a given period, to (ii) the total UPB of our clients that paid off their existing mortgage and originated a new mortgage in a given period. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons. Our calculation of purchase recapture rate and overall recapture rate may be different than or otherwise not comparable to similarly named rates used by other companies.
Executive Summary
This executive summary highlights selected 2023 and 2022 financial information that should be considered in the context of the additional discussions below. The UPB of our servicing portfolio excludes any subserviced loans.
•Guild originated $15.3 billion and $19.3 billion of mortgage loans for the years ended December 31, 2023 and 2022, respectively. Mortgage interest rates rose sharply during 2022 and remained elevated during the year ended December 31, 2023. Rising mortgage interest rates, high home prices and low inventory have caused mortgage demand to drop, which has caused significant declines in Guild origination volume and the origination volume across the U.S. mortgage market.
•Purchase originations accounted for 93.4% and 81.2% of Guild’s total originations for the years ended December 31, 2023 and 2022, respectively. According to the MBA's February 2024 Mortgage Finance Forecast, purchase originations accounted for 80.8% and 70.3% of total one-to-four family originations for the years ended December 31, 2023 and 2022, respectively.
•Guild’s servicing portfolio as of December 31, 2023 was $85.0 billion of UPB compared to $78.9 billion of UPB as of December 31, 2022, with the average size of the portfolio increasing 9.4% over that time.
•Guild generated $39.0 million of net loss and $328.6 million of net income for the years ended December 31, 2023 and 2022, respectively.
•Guild generated $48.0 million and $70.0 million of Adjusted Net Income for the years ended December 31, 2023 and 2022, respectively and Adjusted Diluted Earnings Per Share of $0.78 and $1.14 for the years ended December 31, 2023 and 2022, respectively.
•Guild generated $74.8 million and $103.5 million of Adjusted EBITDA for the years ended December 31, 2023 and 2022, respectively.
•Guild’s Adjusted Return on Equity was 3.9% and 6.4% for the years ended December 31, 2023 and 2022, respectively.

•Guild had a Tangible Net Book Value Per Share of $15.90 and $17.06 at December 31, 2023 and 2022, respectively.
•During the year ended December 31, 2023, we had a 28% purchase recapture rate, a 25% refinance recapture rate and a 27% overall recapture rate, compared to 34%, 43%, and 39% for the year ended December 31, 2022, respectively.
•In 2023 and 2022, we acquired certain assets of four mortgage lenders to support our growth strategy by expanding our business into new local communities and increasing our presence in the geographic areas we serve our clients. The acquisitions were funded with cash on hand of approximately $11.5 million.
Adjusted Net Income, Adjusted Earnings Per Share, Adjusted EBITDA, Adjusted Return on Equity and Tangible Net Book Value Per Share are not measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. Please see “—Non-GAAP Financial Measures” for further information regarding our non-GAAP measures and reconciliations to the nearest comparable financial measure calculated and presented in accordance with GAAP.
Market and Economic Overview
The Federal Reserve aggressively raised the Federal Funds rate during 2022 by 425 basis points and further raised it by an additional 100 basis points through July 2023 in an effort to curb inflation and slow economic growth. While the Federal Reserve has left rates unchanged since July 2023, decisions about changes in interest rates by the Federal Reserve could be assessed on a month-to-month basis as the Federal Reserve gains confidence in taming inflation. The Federal Reserve has recently suggested that inflation may be coming under control; therefore, we could see mortgage interest rates decline gradually in 2024. While the Federal Reserve does not directly control mortgage interest rates, a higher Federal Funds rate and higher inflation usually lead to increases in the 10-year treasury yield, which leads to higher mortgage interest rates. During the year ended December 31, 2023, the 10-year treasury yield increased 60 basis points and the 30-year mortgage interest rate increased 70 basis points. The continued increases in mortgage interest rates have led to fewer refinancings and lower prepayment activity in 2023. The MBA's February 2024 Mortgage Finance Forecast projects that throughout 2024, the 10-year treasury yield will decrease by 60 basis points and the 30-year mortgage interest rate will decrease by 120 basis points. The MBA is also forecasting mortgage originations for purchases to increase by 15.5% in 2024 to $1.5 trillion from $1.3 trillion in 2023 and are predicting refinance originations to increase by 50.0% in 2024 to $470 billion from $300 billion in 2023.
Home-buying affordability challenges remain as elevated home prices and mortgage rates cause some buyers to delay purchase plans. Many homeowners with mortgage interest rates well below the current rates are choosing not to sell, further tightening available inventory. As a result of the foregoing market and economic conditions, we have experienced lower origination volume through December 31, 2023. This trend may continue in future periods.
According to the MBA's February 2024 Mortgage Finance Forecast, average 30-year mortgage interest rates increased by 70 basis points during the year ended December 31, 2023 and increased by 340 basis points during the year ended December 31, 2022. These mortgage interest rate changes affect the fair value adjustments and assumptions used within the MSR valuation model. Historically, increases in average mortgage interest rates have generally resulted in lower prepayment speeds. Additionally, increases in average mortgage interest rates may result in subsequent upward adjustments to the fair value of our MSRs for the loans that still exist in our portfolio, depending on the other inputs to the MSR fair value model. For the years ended December 31, 2023 and 2022, we recorded a loss of $139.6 million and a gain of $217.6 million, respectively, for changes in the fair value of our MSRs. See discussion below under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
The continued elevated rates in 2023 and the tight housing supply have led to higher levels of competition and lower gain on sale margins and profitability. Margins may continue to decrease in the future due to higher interest rates and increasing competition among mortgage providers, which has placed additional pressure on pricing. However, future margins will depend on future market demand, capacity and other macroeconomic factors.
Recent Developments
On February 12, 2024, the Company entered into an asset purchase agreement to acquire certain retail lending assets of privately held Utah-based lender Academy Mortgage Corporation (“Academy Mortgage”) and the transaction closed on February 26, 2024. The addition of Academy Mortgage will extend Guild’s market share across its national footprint and will increase the Company’s branches and origination staff. See “Note 22

—Subsequent Event” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional information.
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
•Fair value originated MSRs — After a loan for which we continue to act as the servicer is sold to an investor, a separate MSR asset is created and we record the value of the MSR at fair value in the month of sale. Fair value is estimated based on the present value of future cash flows. We utilize a third-party valuation service to determine this estimated value based on variables such as contractual servicing fees, ancillary fees, estimated prepayment speeds, discount rate and the cost to service.
•Changes in the fair value of IRLC and MLHS — When the client accepts an interest rate lock, we record the estimated fair value of the loan. We also evaluate several factors to determine the likelihood of the loan closing and discount the value of any interest rate lock commitments (“IRLCs”) we consider having a lower probability of closing. The probability of the loan ultimately closing changes as the stage of the loan progresses from application to underwriting submission, loan approval and funding. Loans that close and are held for sale are commonly referred to as mortgage loans held for sale (“MLHS”). MLHS are also recorded at fair value. We typically determine the fair value of our MLHS based on investor committed pricing; however, we determine the fair value of any MLHS that is not allocated to a commitment based on current delivery trade prices.
•Changes in the fair value of forward commitments — We enter into forward delivery commitments to hedge against changes in the interest rates associated with our IRLCs and MLHS. Our hedging policies are set by our risk management function and are monitored daily. Typically, when the fair value of an IRLC or MLHS increases, the fair value of any related forward contract decreases.
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
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net — Represents certain cash and non-cash components recognized related to our reverse mortgage loans held for investment, including the net fair value changes of securitized reverse mortgage loans and HMBS-related borrowings, fair value changes of unsecuritized reverse loans, and realized gains or losses on tail securitization. In addition, this includes interest income on the reverse mortgage loans held for investment and the interest expense on the HMBS-related borrowings.
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
Valuation adjustment of mortgage servicing rights — We have elected to recognize MSRs at fair value. This requires that we periodically reevaluate the valuation of our MSRs following our initial analysis at the time of sale. We have engaged a third party to conduct a monthly valuation of our MSRs based upon model inputs and assumptions determined by our management. We record any changes to the fair value of our MSRs that result from changes in valuation model inputs or assumptions and collections of servicing cash flows in accordance with such third-party analysis. Changes in the fair value of our MSRs result in an adjustment to the value of our MSRs. See “—Critical Accounting Estimates—Mortgage Servicing Rights” for additional information regarding the valuation of our MSRs.
Interest income — Interest income consists primarily of interest earned on funding of MLHS and interest income earnings credit.
Interest expense — Interest expense consists primarily of interest paid on funding and non-funding debt facilities collateralized by our MLHS and MSRs. We define funding debt as all other debt related to operations, such as warehouse lines of credit and our early buyout facility, which we use to repurchase certain delinquent GNMA loans. Non-funding debt includes the note agreements collateralized by our MSRs (our “MSR notes payable”). We also record related bank charges and payoff interest expense as interest expense. Payoff interest expense is equal to the difference between what we collect in interest from our clients and what we remit in interest to the investors who purchase the loans that we originate. For loans sold through Agency Mortgage-Backed Security (“MBS”), we are required to remit a full month of interest to those investors, regardless of the date on which the client prepays during the payoff month, resulting in additional interest expense.
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
General and administrative — General and administrative expense primarily includes costs associated with professional services, marketing and advertising, loan-related verification fees, office expenses, liability insurance, business licenses and other miscellaneous costs.
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
Depreciation and amortization — We depreciate furniture and equipment on a straight-line basis for a period of up to three years. We amortize our leasehold improvements on a straight-line basis over the shorter of the related lease term or the useful life of the asset. We record costs related to the maintenance of software, which consist of both internal and external costs incurred in connection with software development and testing, as well as any costs associated with the implementation of new software. These costs are amortized over a three-year period. We also record amortization expense related to our acquired intangible assets, which are amortized on a straight-line basis over their estimated useful lives.
Provision for foreclosure losses — We may incur a loss on government loans related to unreimbursed interest and costs associated with foreclosure. We reserve for government loans based on historical loss experience, future expectations, and for loan-specific issues related to foreclosure.
Income tax expense or benefit — We are subject to federal and state income tax. We record this expense based on our statutory federal and state tax rates. These statutory rates are adjusted for permanent non-deductible differences and reconciliation differences from prior years. We also evaluate material temporary differences to determine whether any additional adjustments to this expense are required.

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
We believe that these key performance indicators provide useful information to investors and others by allowing for greater transparency with respect to key metrics used by management in its financial and operational decision-making. These metrics may be used by investors in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects. Summary data for these key performance indicators is listed below. Please refer to “—Results of Operations” for additional metrics that management reviews in conjunction with the consolidated financial statements.

	Year Ended December 31,		Change	% Change
($ and units in thousands)	2023	2022
Origination Data
$ Total in-house origination(1)	$14,959,070	$19,123,199	$(4,164,129)	(21.8)%
# Total in-house origination	46	59	(13)	(22.0)%
$ Retail forward in-house origination	$14,162,819	$18,314,160	$(4,151,341)	(22.7)%
# Retail forward in-house origination	43	56	(13)	(23.2)%
$ Retail reverse in-house origination	$49,791	$—	$49,791	NM
# Retail reverse in-house origination	—	—	—	—%
$ Retail brokered origination(2)	$267,917	$196,714	$71,203	36.2%
$ Wholesale reverse origination	$36,841	$—	$36,841	NM
Total originations	$15,263,828	$19,319,913	$(4,056,085)	(21.0)%
Gain on sale margin (bps)(3)	340	368	(28)	(7.6)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	329	347	(18)	(5.2)%
30-year conventional conforming par rate(5)	7.3%	6.6%	0.7%	10.6%
Servicing Data(6)
UPB (period end)	$85,033,899	$78,892,987	$6,140,912	7.8%
Loans serviced (period end)	345	324	21	6.5%
MSR multiple (period end)(7)	4.5	4.9	(0.4)	(8.2)%
Weighted average coupon rate	4.1%	3.6%	0.5%	13.9%
Loan payoffs(8)	$3,565,959	$6,461,937	$(2,895,978)	(44.8)%
Loan delinquency rate 60-plus days (period end)	1.8%	1.7%	0.1%	5.9%
__________________________
NM—Not meaningful.
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
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 86.5% and 93.4% as of December 31, 2023 and 2022, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised. For additional information regarding our total locked volume and pull-through adjusted locked volume for the years ended December 31, 2023 and 2022, see “—Results of Operations —Revenue—Loan Origination Fees and Gain on Sale of Loans, Net.”
(5)Represents the 30-year average conventional conforming note rate published monthly according to the MBA Mortgage Monthly Finance Forecast.
(6)Excludes reverse mortgage loans, which had UPB of $295.7 million as of December 31, 2023.
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
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented in this Annual Report Adjusted Net Income, Adjusted Earnings Per Share, Adjusted EBITDA, Adjusted Return on Equity and Tangible Net Book Value Per Share which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.
We use these non-GAAP financial measures (other than Tangible Net Book Value Per Share) to evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. These non-GAAP financial measures are designed to evaluate operating results exclusive of fair value and other adjustments that are not indicative of our business’s operating performance. Accordingly, we believe that these financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects. In addition, management uses the non-GAAP financial measure of Tangible Net Book Value Per Share to evaluate the adequacy of our stockholders’ equity and assess our capital position and believes tangible net book value provides useful information to investors in assessing the strength of our financial position.
Adjusted Net Income. Net income (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Net Income, a non-GAAP measure. We define Adjusted Net Income as earnings or loss attributable to Guild excluding (i) the change in the fair value measurements related to our MSRs due to changes in model inputs and assumptions, (ii) change in the fair value of contingent liabilities related to completed acquisitions, net of change in the fair value of notes receivable related to acquisitions, (iii) amortization of acquired intangible assets and (iv) stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted Net Income is also adjusted by applying an estimated effective tax rate to these adjustments. We exclude the change in the fair value of MSRs due to changes in model inputs and assumptions from Adjusted Net Income and Adjusted EBITDA below because we believe this non-cash, non-realized adjustment to net revenues is not indicative of our operating performance or results of operations but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of our MSRs from period to period.
Adjusted Earnings Per Share—Basic and Diluted. Earnings per share is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Earnings per share, a non-GAAP measure. We define Adjusted Earnings Per Share as our Adjusted Net Income divided by the basic and diluted weighted average shares outstanding of our Class A and Class B common stock. Diluted weighted average shares outstanding is adjusted include potential shares of Class A common stock related to unvested RSUs that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive due to the net loss, when applicable.
Adjusted EBITDA. Net income (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted EBITDA, a non-GAAP measure. We define Adjusted EBITDA as earnings before (i) interest expense on non-funding debt (without adjustment for net warehouse interest related to loan fundings and payoff interest related to loan prepayments), (ii) taxes, (iii) depreciation and amortization and (iv) net income attributable to the non-controlling interests and excluding (v) any change in the fair value measurements of our MSRs due to valuation assumptions, (vi) change in the fair value of contingent liabilities related to completed acquisitions, net of change in the fair value of notes receivable related to acquisitions and (vii) stock-based compensation. We exclude these items because we believe they are not reflective of our core operations or indicative of our ongoing operations.
Adjusted Return on Equity. Return on equity is the most directly comparable financial measure calculated and presented in accordance with GAAP for Adjusted Return on Equity, a non-GAAP measure. We define Adjusted Return on Equity as Adjusted Net Income as a percentage of average beginning and ending stockholders’ equity during the period.

Tangible Net Book Value Per Share. Book value per share is the most directly comparable financial measure calculated and presented in accordance with GAAP for Tangible Net Book Value Per Share. We define Tangible Net Book Value Per Share as total stockholders’ equity attributable to Guild, less intangible assets, net and goodwill divided by the total shares of our Class A and Class B common stock outstanding. The most directly comparable GAAP financial measure for Tangible Net Book Value Per Share is book value per share.
The following tables reconcile Adjusted Net Income and Adjusted EBITDA to net income, Adjusted Earnings per Share to earnings (loss) per share, Adjusted Return on Equity to return on equity, and Tangible Net Book Value Per Share to book value per share, the most directly comparable financial measures calculated and presented in accordance with GAAP:

Reconciliation of Net (Loss) Income to Adjusted Net Income and (Loss) Earnings Per Share to Adjusted Earnings Per Share	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022
Net (loss) income attributable to Guild	$(39,009)	$328,598
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	83,972	(300,941)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	2,066	(45,075)
Amortization of acquired intangible assets	7,950	7,950
Stock-based compensation	8,662	7,322
Tax impact of adjustments(1)	(15,603)	72,102
Adjusted Net Income	$48,038	$69,956
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,967	60,981
Diluted	60,967	61,379
Adjusted Diluted(2)	61,675	61,379

(Loss) earnings per share—Basic	$(0.64)	$5.39
(Loss) earnings per share—Diluted	$(0.64)	$5.35
Adjusted Earnings Per Share—Basic	$0.79	$1.15
Adjusted Earnings Per Share—Diluted	$0.78	$1.14
___________________________
(1)Calculated using the estimated effective tax rates of 15.2% and 21.8% for the years ended December 31, 2023 and 2022, respectively.
(2)Adjusted diluted weighted average shares outstanding of Class A and Class B Common Stock for the year ended December 31, 2023 includes 708,000 potential shares of Class A common stock related to unvested RSUs that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive. There were no adjustments for the year ended December 31, 2022.

Reconciliation of Net (Loss) Income to Adjusted EBITDA	Year Ended December 31,
($ in thousands)	2023	2022
Net (loss) income	$(39,137)	$328,630
Add adjustments:
Interest expense on non-funding debt	11,616	6,675
Income tax (benefit) expense	(6,994)	91,389
Depreciation and amortization	14,580	15,525
Change in fair value of MSRs due to model inputs and assumptions	83,972	(300,941)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	2,066	(45,075)
Stock-based compensation	8,662	7,322
Adjusted EBITDA	$74,765	$103,525

Reconciliation of Return on Equity to Adjusted Return on Equity	Year Ended December 31,
($ in thousands)	2023	2022
Income Statement Data:
Net (loss) income attributable to Guild	$(39,009)	$328,598
Adjusted Net Income	$48,038	$69,956

Denominator: Average stockholders' equity	$1,216,390	$1,084,650
Return on equity	(3.2)%	30.3%
Adjusted Return on Equity	3.9%	6.4%

Reconciliation of Book Value Per Share to Tangible Net Book Value Per Share	December 31,
(in thousands, except per share amounts)	2023	2022
Total stockholders' equity	$1,183,493	$1,249,287
Less: non-controlling interests	337	66
Total stockholders' equity attributable to Guild	$1,183,156	$1,249,221
Adjustments:
Intangible assets, net	(25,125)	(33,075)
Goodwill	(186,181)	(176,769)
Tangible common equity	$971,850	$1,039,377

Ending shares of Class A and Class B common stock outstanding	61,120	60,916

Book value per share	$19.36	$20.51
Tangible Net Book Value Per Share(1)	$15.90	$17.06
___________________________
(1)Tangible Net Book Value Per Share uses the same denominator as book value per share.

Results of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Operations	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$501,303	$703,674	$(202,371)	(28.8)%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	8,233	—	8,233	NM
Loan servicing and other fees	246,144	223,403	22,741	10.2%
Valuation adjustment of mortgage servicing rights	(139,560)	217,551	(357,111)	(164.2)%
Interest income	104,404	68,144	36,260	53.2%
Interest expense	(66,364)	(49,240)	(17,124)	(34.8)%
Other income, net	1,027	1,289	(262)	(20.3)%
Net revenue	655,187	1,164,821	(509,634)	(43.8)%
Expenses
Salaries, incentive compensation and benefits	529,861	619,185	(89,324)	(14.4)%
General and administrative	83,213	38,085	45,128	118.5%
Occupancy, equipment and communication	72,476	71,707	769	1.1%
Depreciation and amortization	14,580	15,525	(945)	(6.1)%
Provision for foreclosure losses	1,188	300	888	296.0%
Total expenses	701,318	744,802	(43,484)	(5.8)%
(Loss) income before income tax (benefit) expense	(46,131)	420,019	(466,150)	(111.0)%
Income tax (benefit) expense	(6,994)	91,389	(98,383)	(107.7)%
Net (loss) income	(39,137)	328,630	(367,767)	(111.9)%
Net (loss) income attributable to non-controlling interests	(128)	32	(160)	(500.0)%
Net (loss) income attributable to Guild	$(39,009)	$328,598	$(367,607)	(111.9)%
__________________________
NM—Not meaningful.
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The table below provides additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Gain on sale of loans	$303,743	$490,366	$(186,623)	(38.1)%
Loan origination fees	50,350	55,550	(5,200)	(9.4)%
Fair value of originated MSRs	145,563	230,400	(84,837)	(36.8)%
Changes in fair value of MLHS and IRLCs	22,303	(58,432)	80,735	138.2%
Changes in fair value of forward commitments	(11,981)	(7,334)	(4,647)	(63.4)%
Provision for investor reserves	(8,675)	(6,876)	(1,799)	(26.2)%
Total loan origination fees and gain on sale of loans, net	$501,303	$703,674	$(202,371)	(28.8)%

The table below provides additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented.

	Year Ended December 31,
($ and units in thousands)	2023	2022	Change	% Change
Loan origination volume by type:
Conventional conforming	$8,846,844	$12,576,588	$(3,729,744)	(29.7)%
Government	4,339,973	4,700,684	(360,711)	(7.7)%
State housing	1,427,245	991,515	435,730	43.9%
Non-agency	345,008	854,412	(509,404)	(59.6)%
Total in-house originations(1)	$14,959,070	$19,123,199	$(4,164,129)	(21.8)%
Wholesale loans	$36,841	$—	$36,841	NM
Brokered loans	$267,917	$196,714	$71,203	36.2%
Total originations	$15,263,828	$19,319,913	$(4,056,085)	(21.0)%
In-house loans closed	46	59	(13)	(22.0)%
Average loan amount	$325	$324	$1	0.3%
Service retained(2)	81.7%	89.0%	(7.3)%	(8.2)%
Service released(3)	18.3%	11.0%	7.3%	66.4%
Gain on sale margin (bps)(4)	340	368	(28)	(7.6)%
Weighted average note rate	6.8%	4.9%	1.9%	38.8%

Excludes reverse and brokered loans:
Purchase	93.4%	81.2%	12.2%	15.0%
Refinance	6.6%	18.8%	(12.2)%	(64.9)%
Total locked volume(5)	$17,599,054	$21,704,719	$(4,105,665)	(18.9)%
Pull-through adjusted locked volume(6)	$15,223,182	$20,272,208	$(5,049,026)	(24.9)%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	329	347	(18)	(5.2)%
Weighted average loan-to-value	84.7%	82.1%	2.6%	3.2%
Weighted average credit score	741	738	3	0.4%
Days application to close	38	44	(6)	(13.6)%
Days close to purchase by investors	18	16	2	12.5%
Purchase recapture rate	28.0%	33.8%	(5.8)%	(17.2)%
Refinance recapture rate	25.4%	43.0%	(17.6)%	(40.9)%
___________________________
NM—Not meaningful.
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
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 86.5% and 93.4% for the years ended December 31, 2023 and December 31, 2022, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.

The decrease in gain on sale of loans for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by a decrease in loan sales of $5.6 billion, or 27.3%. Increased mortgage interest rates throughout 2022 that remained elevated through December 31, 2023, along with high home prices and a sizable shortage of housing inventory, have caused affordability issues amongst borrowers. These affordability issues have led to a decrease in demand for mortgage loans and a decline in the refinance market. Guild's purchase volume increased from 81.2% of total originations for the year ended December 31, 2022 to 93.4% for the year ended December 31, 2023. The decline in industry origination volume has created increased competition amongst mortgage loan originators. This competition has also put pressure on gain on sale margins as mortgage originators have lowered their margins to try to attract borrowers. This is reflected in our gain on sale decreasing from 368 basis points during the year ended December 31, 2022 to 340 basis points during the year ended December 31, 2023.
The decrease in loan origination fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 are consistent with our loan origination volume decline of 21.8%, offset by increases in the volume of loan products originated which generate higher loan origination fees.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings, Net
During the year ended December 31, 2023, gain on origination and securitization related to our reverse mortgage portfolio was $8.2 million. There was no comparable activity relating to a reverse mortgage portfolio in the year ended December 31, 2022 because we began originating reverse mortgages in 2023.
Loan Servicing and Other Fees
The table below provides additional details regarding our loan servicing and other fees for the periods presented.

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Servicing fee income	$242,003	$218,734	$23,269	10.6%
Other ancillary fees	6,474	5,766	708	12.3%
Loan modification fees	1,901	920	981	106.6%
Interest paid on impound accounts	(4,234)	(2,017)	(2,217)	(109.9)%
Total loan servicing and other fees	$246,144	$223,403	$22,741	10.2%

The table below provides additional details regarding our servicing portfolio composition and key performance indicators for the period presented.

	Year Ended December 31,
($ and units in thousands)	2023	2022	Change	% Change
Beginning UPB of servicing portfolio	$78,892,987	$70,938,588	$7,954,399	11.2%
New UPB origination additions(1)	14,909,279	19,123,199	(4,213,920)	(22.0)%
Less:
UPB originations sold service released(2)	$2,639,022	$2,345,394	$293,628	12.5%
Loan payoffs	3,565,959	6,461,937	(2,895,978)	(44.8)%
Loan principal reductions	2,508,145	2,328,656	179,489	7.7%
Loan foreclosures	55,241	32,813	22,428	68.4%
Ending UPB of servicing portfolio(3)	$85,033,899	$78,892,987	$6,140,912	7.8%
Average UPB of servicing portfolio	$81,963,443	$74,915,788	$7,047,655	9.4%
Weighted average servicing fee	0.31%	0.30%	0.01%	3.3%
Weighted average coupon rate	4.1%	3.6%	0.5%	13.9%
Weighted average prepayment speed(4)	8.5%	7.5%	1.0%	13.3%
Weighted average credit score	733	733	—	—%
Weighted average loan age (in months)	33.1	26.3	6.8	25.9%
Weighted average loan-to-value	80.9%	80.4%	0.5%	0.6%
MSR multiple (period end)(5)	4.5	4.9	(0.4)	(8.2)%
Loans serviced (period end)	345	324	21	6.5%
Loans delinquent 60-plus days (period end)	6.2	5.5	0.7	12.7%
Loan delinquency rate 60-plus days (period end)	1.8%	1.7%	0.1%	5.9%
___________________________
(1)Includes all in-house loans originated (except reverse mortgage loans) in period, irrespective if it is eventually sold, service retained or service released.
(2)Represents loans sold for which we do not continue to act as the servicer of the loan.
(3)Excludes reverse mortgage loans of $295.7 million as of December 31, 2023.
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
Servicing fee income increased by 10.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022 mostly due to the 9.4% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced.
As of December 31, 2023, loans representing approximately 0.1% of the loans in our servicing portfolio were in forbearance.
Valuation Adjustment of Mortgage Servicing Rights
The table below presents the components of our MSR valuation adjustment for the periods presented.

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(55,588)	$(83,390)	$27,802	33.3%
Change in fair value of MSRs due to model inputs and assumptions	(83,972)	300,941	(384,913)	(127.9)%
Total MSR valuation adjustment	$(139,560)	$217,551	$(357,111)	(164.2)%

The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. The weighted average estimated prepayment speed of loans in our servicing portfolio increased to 8.5% at December 31, 2023 compared to 7.5% at December 31, 2022, driven by a decrease in short-term interest rates in December 2023. This also led to a decrease in interest earnings on escrow balances we held, further resulting in a lower valuation. The higher estimated prepayment speed indicates that prepayments will increase in the future, which results in a decrease in the value of the MSR asset.
Interest Income

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Interest income, funding	$55,235	$52,210	$3,025	5.8%
Interest income earnings credit	45,932	13,051	32,881	251.9%
Other	3,237	2,883	354	12.3%
Total interest income	$104,404	$68,144	$36,260	53.2%
Interest income, funding for the year ended December 31, 2023 increased due to higher weighted average note rates on loans originated, offset by declines in volume of 21.8%. The weighted average note rate of originated loans increased from 4.9% during the year ended December 31, 2022 to 6.8% for the year ended December 31, 2023. Interest income earnings credit increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset.
Interest Expense

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Interest expense, funding facilities	$45,861	$26,351	$19,510	74.0%
Interest expense, other financing	12,927	8,113	4,814	59.3%
Bank servicing charges	5,974	8,589	(2,615)	(30.4)%
Payoff interest expense	1,602	6,149	(4,547)	(73.9)%
Other	—	38	(38)	NM
Total interest expense	$66,364	$49,240	$17,124	34.8%
___________________________
NM—Not meaningful.
Interest expense, funding facilities increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in interest costs due to rising interest rates. The weighted average interest rate for warehouse lines of credit increased from 3.3% during the year ended December 31, 2022 to 7.0% for the year ended December 31, 2023, partially offset by a decline in average warehouse line of credit balances. The decline in warehouse line of credit balances also contributed to the lower bank servicing charges as the facility fees were reduced.
Interest expense, other financing increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in weighted average interest rates from 4.8% to 8.3%, while the average balances on our MSR borrowings remained relatively flat.

Summary of Expenses

Salaries, Incentive Compensation and Benefits

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Salaries	282,986	303,391	(20,405)	(6.7)%
Incentive compensation	166,752	241,444	(74,692)	(30.9)%
Benefits	80,123	74,350	5,773	7.8%
Total salaries, incentive compensation and benefits expense	$529,861	$619,185	$(89,324)	(14.4)%
Salaries expense decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a decrease in origination support costs of $26.3 million associated with lower headcount as a result of lower origination volume, partially offset by an increase in employee salaries and headcount associated with acquisitions completed during 2023.
Incentive compensation expense decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the decrease in origination volume of 21.8%. Incentive compensation is generally correlated with changes in volume but is also variable in nature as it is dependent upon achievement of certain performance measures. During the year ended December 31, 2023 incentive expense decreased more than volume due to performance based measures not being met from low production and market conditions.
Benefits expense increased for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase of $9.3 million on our deferred compensation plans driven by fluctuations in the fair market value of the underlying funds, offset by a decrease of $3.9 million in payroll taxes due to reduced incentive compensation and salaries.
General and Administrative

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Contingent liability fair value adjustment, net	$2,066	$(45,075)	$47,141	104.6%
Professional fees	45,211	48,515	(3,304)	(6.8)%
Advertising and promotions	18,133	18,661	(528)	(2.8)%
Office supplies, travel and entertainment	12,070	10,787	1,283	11.9%
Miscellaneous	5,733	5,197	536	10.3%
Total general and administrative expense	$83,213	$38,085	$45,128	118.5%

The increase to the contingent liability fair value adjustment, net during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to revisions made to the estimated fair value of earn-out obligations related to our acquisitions based on revised forecasted amounts and the $45.1 million gain recognized during the year ended December 31, 2022 from the write-down of the earn-out related to a prior acquisition.

Professional fees decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to decreases of $4.8 million in per loan verification fees, which is tied to origination volume, and $1.2 million in corporate liability insurance expenses, partially offset by $2.2 million in increased professional fees primarily related to investments in technology solutions and software development.

Occupancy, Equipment and Communication

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Occupancy	$41,230	$40,658	$572	1.4%
Equipment	8,254	8,665	(411)	(4.7)%
Communication	22,992	22,384	608	2.7%
Total occupancy, equipment and communication expense	$72,476	$71,707	$769	1.1%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases or any decreases associated with downsizing office space.
The nominal changes in total occupancy, equipment and communication expense during the year ended December 31, 2023 as compared to the year ended December 31, 2022, were in line with expectations as we acquired new operating leases in connection with recent acquisitions and exited or reduced the size of our remaining facilities during the year ended December 31, 2023.
Depreciation and Amortization
Depreciation and amortization expense is expected to remain consistent as most furniture, equipment and leasehold improvements are depreciated on a straight-line basis and intangible assets are amortized on a straight-line basis. Depreciation and amortization expense remained relatively flat from $15.5 million for the year ended December 31, 2022 to $14.6 million for the year ended December 31, 2023.
Provision for Foreclosure Losses
Our 60-plus days delinquency rate was 1.8% and 1.7% at December 31, 2023 and 2022, respectively. The delinquency rate remained relatively flat during the year ended December 31, 2023 compared to the prior year. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Segment Results for the Years Ended December 31, 2023 and 2022
Our operations are comprised of two distinct but related reportable segments that we refer to as our origination and servicing segments. We operate our origination segment from approximately 350 office locations. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. Although our origination and servicing segments are separated for this presentation, management sees the two segments as intricately related and interdependent. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and that, more importantly, our servicing segment positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.
Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for the years ended December 31, 2023 and 2022. These results do not include unallocated corporate costs. See “Note 21—Segments” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional information about our segments.

Origination

	Year Ended December 31,
($ and units in thousands)	2023	2022
Total in-house originations	$14,959,070	$19,123,199
Funded loans	46	59

Loan origination fees and gain on sale, net	$501,789	$697,822
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	8,233	—
Interest income, net	5,544	20,115
Other income, net	805	(57)
Net revenue	516,371	717,880
Salaries, incentive compensation and benefits	456,059	562,194
General and administrative	57,683	15,249
Occupancy, equipment and communication	62,799	62,556
Depreciation and amortization	13,485	13,889
Total expenses	590,026	653,888
Net (loss) income allocated to origination	$(73,655)	$63,992
The decrease in the origination segment's net revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by decreased revenue from loan origination fees and gain on sale of loans, net of $196.0 million, or 28.1%. The decrease in gain on sale of loans was primarily driven by a $5.6 billion, or 27.3%, decrease in loan sales and a decrease in gain on sale margins of 28 basis points.
Salaries, incentive compensation and benefits expense decreased for the year ended December 31, 2023 compared to the same period in 2022 due to decreased variable incentive compensation paid to our origination teams and reduced headcount due to declines in origination volume.
General and administrative expense increased for the year ended December 31, 2023 compared to the same period in 2022 primarily due to a gain of $45.1 million related to the valuation adjustment on our contingent liability during the year ended December 31, 2022 compared to an expense of $2.1 million in the year ended December 31, 2023.
Interest income, net decreased for the year ended December 31, 2023 compared to the same period in 2022 primarily due to a decrease in production of 21.8% and compression of interest rate margin.

Servicing

	Year Ended December 31,
($ and units in thousands)	2023	2022
UPB of servicing portfolio (period end)	$85,033,899	$78,892,987
Loans serviced (period end)	345	324

Loan servicing and other fees	$246,144	$223,403
Loan origination fees and gain on sale, net	(486)	5,852
Other income, net	199	1,146
Total revenue	245,857	230,401
Valuation adjustment of MSRs	(139,560)	217,551
Interest income, net	43,024	5,465
Net revenue	149,321	453,417
Salaries, incentive compensation and benefits	31,298	29,001
General and administrative	11,191	9,657
Occupancy, equipment and communication	4,785	4,819
Depreciation and amortization	496	654
Provision for foreclosure losses	1,188	300
Total expenses	48,958	44,431
Net income allocated to servicing	$100,363	$408,986
We recorded a $139.6 million downward adjustment to the fair value of our MSRs for the year ended December 31, 2023, compared to a $217.6 million upward adjustment for the same time period in 2022. See discussion above under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
Loan servicing and other fees increased due to the increases in the UPB of our servicing portfolio and the number of loans serviced at December 31, 2023 compared to 2022.
Loan origination fees and gain on sale, net decreased within the servicing segment due to modified loan sales as well as lower margins driven by market conditions and rising interest rates.
The increase in interest income primarily relates to a $32.9 million increase in interest income earnings credit for the year ended December 31, 2023 compared to the year ended 2022 due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and used to offset bank fees.
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
Our loan funding facilities are primarily in the form of master repurchase agreements, which we refer to as “warehouse lines of credit.” Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from our operations. Once closed, the underlying residential mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During 2023, our loans remained on warehouse lines of credit for an average of 18 days. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we must pay under the loan funding facilities.
When we sell a pool of loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the loan funding facilities. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our loan funding facilities.
As of December 31, 2023, we had nine different loan funding facilities in different amounts and with various maturities, including an early buyout facility. The early buyout facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. As of December 31, 2023, the aggregate available amount under our loan facilities was approximately $1.8 billion, with combined outstanding balances of approximately $833.8 million. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary. We intend to renew our warehouse lines of credit maturing in 2024.

As of December 31, 2023, we had three different MSR notes payable in different amounts with different maturities. As of December 31, 2023, the aggregate available amount under our MSR notes payable was $700.0 million, with combined outstanding balances of $148.8 million. Subject to certain borrowing base limitations, we had $336.2 million of borrowing capacity available under our MSR notes payable. The borrowing capacity under our MSR notes payable is restricted by the valuation of our servicing portfolio. We intend to renew the MSR note payable maturing in 2024.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of December 31, 2023, we had posted $8.7 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
Our loan funding facilities and MSR notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and (iv) satisfying certain adjusted pre-tax net income requirements. We may need to seek waivers or amendments of covenants depending on future operating performance. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of December 31, 2023 and 2022.
Our debt obligations are summarized below by facility as of December 31, 2023:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$122,462	$345,000		January 2025
	99,059	150,000		August 2024
	158,412	300,000		June 2024
	87,252	200,000		May 2024
	91,039	200,000		September 2024
	134,964	300,000	(1)	September 2024
	30,185	50,000	(2)	N/A
	78,682	200,000	(3)	N/A
	34,280	75,000	(4)	March 2025
Total warehouse lines of credit	836,335	1,820,000
MSR notes payable	87,766	400,000	(5)	September 2028
	31,000	200,000	(6)	August 2027
	30,000	100,000	(1)	September 2024
Total MSR notes payable	148,766	700,000
___________________________
(1)Amounts drawn on the MSR notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.
(2)This facility's maturity date is 30 days from written notice from either the financial institution or us.
(3)This facility agreement is due on demand.
(4)Each buyout transaction carries a maximum term of four years from the date of repurchase.
(5)Facility provides for committed amount of $250.0 million, which can be increased up to $400.0 million.
(6)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
See “Note 13—Warehouse Lines of Credit, Net” and “Note 14—Notes Payable” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 in this Annual Report for information on debt obligation.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of December 31, 2023 and 2022.

Cash Flows
Our cash flows are summarized below:

	Year Ended December 31,
($ in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(91,719)	$1,259,593
Net cash used in investing activities	(136,603)	(7,178)
Net cash provided by (used in) financing activities	208,949	(1,353,781)
Decrease in cash, cash equivalents and restricted cash	$(19,373)	$(101,366)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Year Ended December 31,
($ in thousands)	2023	2022
Loans held for sale	$(55,452)	$1,358,441
Other operating sources	(36,267)	(98,848)
Net cash (used in) provided by operating activities	$(91,719)	$1,259,593
For the year ended December 31, 2023 our loan sales were less than our loan originations with loan sales at $14.9 billion and loan originations at $15.3 billion. For the year ended December 31, 2022 our loan sales exceeded our loan originations with loan sales at $20.5 billion compared to loan originations at $19.3 billion. When loan sales are higher than loan originations we typically experience a net cash inflow and when loan originations are higher than loan sales we typically experience a net cash outflow. Therefore, in the year ended December 31, 2022 we experienced a net cash inflow from our loans held for sale compared to the year ended December 31, 2023 during which our cash used was minimal. The decrease in cash used by other operating sources was primarily due to lower operating expenses driven by overall lower production.
Investing activities
Our investing activities primarily consist of originations and payment activity on loans held for investment, strategic acquisitions and purchases of property and equipment. Cash used in investing activities increased for the year ended December 31, 2023 compared to the prior year period, primarily due to the origination and purchase of $109.6 million in reverse mortgage loans and advances held for investment as we recently began originating reverse mortgage loans. We also used $8.0 million to fund the acquisitions of Legacy, CCM and FCM and issued a note receivable for $11.3 million in connection with the acquisition of CCM.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Year Ended December 31,
($ in thousands)	2023	2022
Warehouse lines of credit	$121,534	$(1,213,742)
MSR notes payable	22,516	(123,750)
Other financing sources	64,899	(16,289)
Net cash provided by (used in) financing activities	$208,949	$(1,353,781)
Borrowings under warehouse lines of credit move directionally with our mortgage loans held for sale. When our loan originations are higher than our loan sales, borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, our repayments on those lines would typically be higher than our borrowings. During the year ended December 31, 2023 our loan originations slightly exceeded our loan sales causing the net cash provided by warehouse lines of credit to be minimal as compared to the year ended December 31, 2022 where our loan sales exceeded our loan originations which caused there to be a net cash outflow of repayments on our warehouse lines of credit. The change in cash used in other financing sources was primarily driven by net borrowings of $22.5 million during the year ended December 31, 2023 compared to net repayments of $123.8 million during the year ended December 31, 2022 on our MSR notes payable. In addition, we borrowed $106.7 million in connection with our reverse mortgage securitizations and we paid $30.5 million in special cash dividends during the year ended December 31, 2023.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. Through December 31, 2023, we repurchased and subsequently retired 830,262 shares of our Class A common stock at an average purchase price of $10.65 per share. As of December 31, 2023, $11.2 million remains available for repurchase.
Interest rate lock commitments
We enter into IRLCs with borrowers who have applied for residential forward mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans, adjusted for pull-through, were approximately $710.9 million and $757.0 million as of December 31, 2023 and 2022, respectively. See “Note 18—Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.
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
Our critical accounting estimates primarily relate to the fair value estimates of our MSRs, reverse mortgage loans held for investment and HMBS-related borrowings, IRLCs and goodwill. See “Note 1—Business, Basis of Presentation, and Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 in this Annual Report for information on our critical accounting policies related to these critical accounting estimates.
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
Below is a summary of our Level Three assets recorded at fair value compared to our total assets and stockholders’ equity as of December 31, 2023 and 2022. See “Note 2—Fair Value Measurements” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report for additional information.

	December 31, 2023			December 31, 2022
		Percentage of			Percentage of
Level/Description ($ in thousands)	Carrying Value of Assets	Total Assets	Stockholders' Equity	Carrying Value of Assets	Total Assets	Stockholders' Equity
Level Three: Prices determined using significant unobservable inputs that reflect our judgements about the factors that market participants use in pricing an asset or liability and are based on the best information available in the circumstances.	$1,503,759	41%	127%	$1,142,018	35%	91%
Total assets	$3,676,720			$3,239,591
Total stockholders' equity	$1,183,493			$1,249,287
The increase in the percentage of assets carried at fair value compared to total assets from 2022 to 2023 is primarily due to the fair value of reverse mortgage loans held for investment of $315.9 million at December 31, 2023. We began offering reverse mortgages to our customers after we acquired certain assets of CCM in April 2023.
The following is a discussion of our critical accounting estimates:
Mortgage Servicing Rights
As of December 31, 2023 and 2022, we reported $1.2 billion and $1.1 billion, respectively, of fair value of MSRs. We recognized an $84.0 million fair value loss and $300.9 million fair value gain due to changes in valuation model inputs or assumptions in the years ended December 31, 2023 and 2022, respectively.
MSRs are classified within Level Three of the valuation hierarchy because we determine their fair value based on unobservable inputs and because there is a limited market for MSRs. To determine the fair value of our MSRs when they are created, we use a valuation model that calculates the present value of the future cash flows related to them. The MSR valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds and default rates. A third party conducts a monthly valuation of our MSRs, and we record any changes to the fair value of our MSRs that result from changes in valuation model inputs or assumptions and collections of servicing cash flows in accordance with such third-party analysis and GAAP. Changes in economic and other relevant conditions could cause the assumptions used in valuing our MSRs, such as those with respect to prepayment speeds, to be incorrect and such changes could result in fluctuations in the recorded value of our MSRs. We provide more detailed information on our MSRs in “Note 7—Mortgage Servicing Rights” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.
The following tables illustrate the impact of adverse and favorable changes on the prepayment speeds, discount rate and cost to service at two different data points at December 31, 2023:

Prepayment Speeds		Discount Rate		Cost to Service (per loan)
10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
$(36,968)	$(72,701)	$(47,899)	$(93,196)	$(11,315)	$(23,573)

Prepayment Speeds		Discount Rate		Cost to Service (per loan)
10% Favorable Change	20% Favorable Change	10% Favorable Change	20% Favorable Change	10% Favorable Change	20% Favorable Change
$41,031	$83,528	$53,297	$109,166	$13,070	$25,187
Reverse Mortgage Loans Held for Investment and HMBS-Related Borrowings
At December 31, 2023, we held $315.9 million of reverse mortgage loans held for investment and $302.2 million HMBS-related borrowings.
Reverse mortgage loans are residential mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. The Company securitizes home equity conversion mortgages (“HECM”) into Home Equity Conversion Mortgage-Backed Securities (“HMBS”), which

Ginnie Mae guarantees, and sells them in the secondary market while retaining the rights to service. The Company has determined that HECM loans transferred under the current Ginnie Mae HMBS securitization program do not meet the requirements for sale accounting and are therefore not derecognized upon date of transfer. The Ginnie Mae HMBS securitization program includes certain terms that do not meet the participating interest requirements and require or provide an option for the Company to reacquire the loans prior to maturity. Due to these terms, the transfer of the loans does not meet the requirements of sale accounting. As a result, the Company accounts for HECM loans transferred into HMBS securitizations as secured borrowings and continues to recognize the loans as held for investment, along with the corresponding liability for the HMBS related obligations.
The Company has elected to measure the HECM loans held for investment and HMBS-related borrowings at fair value on a recurring basis and are classified as Level Three of the valuation hierarchy. Fair value of reverse mortgage loans is estimated using a present value methodology that discounts estimated projected cash flows over the life of the loan using unobservable inputs which include conditional prepayment rates and discount rates. The conditional prepayment rate assumption is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption used is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates. HMBS- related borrowings are not actively traded; therefore, quoted market prices are not available. The Company determines fair value using a discounted cash flow model, by discounting the projected payment of principal and interest over the estimated life of the borrowing at a market rate, due to significant unobservable inputs, including conditional prepayment rates and discount rates. The discount rate assumption used is primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value for both reverse mortgage loans and HMBS-related borrowings.
Below are the significant unobservable inputs used to value the reverse mortgage loans held for investment and HMBS-related borrowings:

December 31, 2023
Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 8.9 (7.2)
Discount rate	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.9% - 11.3% (8.1%)
Interest Rate Lock Commitments
At December 31, 2023 and 2022, we held $14.9 million and $1.5 million, respectively, of IRLC assets at fair value.
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

We believe that the most significant Level Three input to the measurement of IRLCs is the pull-through rate. The following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2023:

Change in input(1)	Effect on fair value of IRLC of a change in pull-through rate (in thousands)
(10)%	$(1,431)
(5)%	$(716)
5%	$680
10%	$1,216
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
As of the annual impairment testing date in 2023, we completed a qualitative analysis for the Origination reporting unit and we determined that there were no factors that would indicate the need to perform the quantitative goodwill test. As of the annual impairment testing date in 2022, we completed a qualitative and quantitative analysis for the Origination reporting unit and we determined that the estimated fair value of the Origination reporting was in excess of its carrying value.
We did not recognize any goodwill impairment during the years ended December 31, 2023 and 2022.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Guild Holdings Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guild Holdings Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Mortgage Servicing Rights

As discussed in Notes 1, 2 and 7 to the consolidated financial statements, the fair value of the Company’s Mortgage Servicing Rights (MSRs) as of December 31, 2023 is $1.2 billion. The Company recognizes MSRs when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option with the changes in fair value being recorded in current period income. To determine the fair value of the MSR when created, the Company uses a third-party valuation firm and its valuation model that calculates the present value of future cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, float value, the inflation rate, estimated prepayment speeds, and default rates. These estimated cash flows are present valued using a discount rate which is reflective of the servicer’s required return on capital in addition to a premium for market liquidity, funding cost, and operational risk.

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

To address this critical audit matter, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to develop the fair value of the MSRs by testing certain sources of data and assumptions. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

●assessing the design of the valuation model used to estimate the fair value of the MSRs in accordance with relevant U.S. generally accepted accounting principles
●evaluating the Company’s fair value of the MSRs by benchmarking the value against industry surveys and by performing trend analyses with market data
●assessing the key assumptions by benchmarking against ranges obtained from comparable entities and industry surveys
●determining an independent fair value range and evaluating the Company’s MSR value against that range.
/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Los Angeles, California
March 14, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Guild Holdings Company:

Opinion on Internal Control Over Financial Reporting
We have audited Guild Holdings Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Los Angeles, California
March 14, 2024

GUILD HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$120,260	$137,891
Restricted cash	7,121	8,863
Mortgage loans held for sale	901,227	845,775
Reverse mortgage loans held for investment	315,912	—
Ginnie Mae loans subject to repurchase right	699,622	650,179
Accounts and notes receivable, net	85,356	58,304
Derivative assets	15,595	3,120
Mortgage servicing rights, net	1,161,357	1,139,539
Intangible assets, net	25,125	33,075
Goodwill	186,181	176,769
Other assets	158,964	186,076
Total assets	$3,676,720	$3,239,591
Liabilities and stockholders’ equity
Warehouse lines of credit, net	$833,781	$713,151
Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related borrowings	302,183	—
Notes payable	148,766	126,250
Ginnie Mae loans subject to repurchase right	700,120	650,179
Accounts payable and accrued expenses	32,638	34,095
Accrued compensation and benefits	30,794	29,597
Investor reserves	19,973	16,094
Contingent liabilities due to acquisitions	8,720	526
Derivative liabilities	16,245	5,173
Operating lease liabilities	75,832	85,977
Note due to related party	—	530
Deferred compensation plan	99,154	95,769
Deferred tax liabilities	225,021	232,963
Total liabilities	2,493,227	1,990,304
Commitments and contingencies (Note 18)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,786,814 and 20,583,130 shares issued and outstanding at December 31, 2023 and 2022, respectively	208	206
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at December 31, 2023 and 2022	403	403
Additional paid-in capital	47,158	42,727
Retained earnings	1,135,387	1,205,885
Non-controlling interests	337	66
Total stockholders’ equity	1,183,493	1,249,287
Total liabilities and stockholders’ equity	$3,676,720	$3,239,591
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue
Loan origination fees and gain on sale of loans, net	$501,303	$703,674
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	8,233	—
Loan servicing and other fees	246,144	223,403
Valuation adjustment of mortgage servicing rights	(139,560)	217,551
Interest income	104,404	68,144
Interest expense	(66,364)	(49,240)
Other income, net	1,027	1,289
Net revenue	655,187	1,164,821
Expenses
Salaries, incentive compensation and benefits	529,861	619,185
General and administrative	83,213	38,085
Occupancy, equipment and communication	72,476	71,707
Depreciation and amortization	14,580	15,525
Provision for foreclosure losses	1,188	300
Total expenses	701,318	744,802
(Loss) income before income tax (benefit) expense	(46,131)	420,019
Income tax (benefit) expense	(6,994)	91,389
Net (loss) income	(39,137)	328,630
Net (loss) income attributable to non-controlling interests	(128)	32
Net (loss) income attributable to Guild	$(39,009)	$328,598

(Loss) earnings per share attributable to Class A and Class B Common Stock:
Basic	$(0.64)	$5.39
Diluted	$(0.64)	$5.35
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	60,967	60,981
Diluted	60,967	61,379
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2021	20,723,912	$207	40,333,019	$403	$42,175	$877,194	$34	$920,013
Stock-based compensation	—	—	—	—	7,322	—	—	7,322
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(93)	93	—	—
Vesting of restricted stock units	520,142	5	—	—	(5)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(117,060)	(1)	—	—	(1,096)	—	—	(1,097)
Repurchase and retirement of Class A common stock	(543,864)	(5)	—	—	(5,576)	—	—	(5,581)
Net income	—	—	—	—	—	328,598	32	328,630
Balance at December 31, 2022	20,583,130	$206	40,333,019	$403	$42,727	$1,205,885	$66	$1,249,287
Stock-based compensation	—	—	—	—	8,662	—	—	8,662
Dividends paid on Class A and Class B common stock ($0.50 per share)	—	—	—	—	—	(30,479)	—	(30,479)
Dividend equivalents issued on unvested restricted stock units, net of forfeitures	—	—	—	—	997	(997)	—	—
Vesting of restricted stock units	659,936	7	—	—	(7)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(169,854)	(1)	—	—	(1,951)	—	—	(1,952)
Repurchase and retirement of Class A common stock	(286,398)	(4)	—	—	(3,270)	—	—	(3,274)
Non-controlling interest related to consolidated joint venture	—	—	—	—	—	—	424	424
Deconsolidation of a joint venture	—	—	—	—	—	(13)	(25)	(38)
Net loss	—	—	—	—	—	(39,009)	(128)	(39,137)
Balance at December 31, 2023	20,786,814	$208	40,333,019	$403	$47,158	$1,135,387	$337	$1,183,493
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(39,137)	$328,630
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,580	15,525
Valuation adjustment of mortgage servicing rights	139,560	(217,551)
Valuation adjustment of mortgage loans held for sale	(29,855)	44,561
Valuation adjustment of reverse mortgage loans held for investment and HMBS-related borrowings	(8,233)	—
Unrealized (gain) loss on derivatives	(1,404)	27,936
Amortization of right-of-use assets	21,427	15,972
Provision for investor reserves	8,675	6,876
Provision for foreclosure losses	1,188	300
Valuation adjustment of contingent liabilities due to acquisitions, net	2,479	(45,075)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(336,245)	(528,243)
Earnings from unconsolidated joint ventures, net of distributions received	(337)	—
Paid-in-kind interest income	(306)	—
Deferred income taxes	(7,943)	90,718
Benefit from investor reserves	(4,796)	(9,219)
Foreclosure loss reserve	(4,192)	(1,957)
Stock-based compensation	8,662	7,322
Origination of mortgage loans held for sale	(14,193,944)	(19,220,547)
Proceeds on sale of and payments from mortgage loans held for sale	14,504,592	21,062,670
Other	3,437	(6,171)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(3,224)	12,288
Other assets	2,768	(5,172)
Mortgage servicing rights	(161,378)	(246,648)
Accounts payable and accrued expenses	(3,928)	(22,742)
Accrued compensation and benefits	799	(45,482)
Income taxes	23,024	14,475
Contingent liability payments	—	(7,125)
Operating lease liabilities	(22,186)	(16,008)
Deferred compensation plan liability	(4,616)	4,377
Real estate owned, net	(1,186)	(117)
Net cash (used in) provided by operating activities	(91,719)	1,259,593
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from investing activities
Acquisition of businesses	(8,030)	(3,500)
Acquisition of reverse mortgage loans held for investment, net	(2,000)	—
Origination and purchase of reverse mortgage loans held for investment	(109,589)	—
Principal payments received on reverse mortgage loans held for investment	5,089	—
Issuance of notes receivable	(16,250)	—
Repayments on notes receivable	5,000	—
Purchases of property and equipment, net	(5,512)	(3,678)
Other	(5,311)	—
Net cash used in investing activities	(136,603)	(7,178)
Cash flows from financing activities
Borrowings on warehouse lines of credit	14,496,450	18,892,553
Repayments on warehouse lines of credit	(14,374,916)	(20,106,295)
Proceeds from issuance of reverse mortgage loans and tails accounted for as HMBS-related obligations	106,691	—
Repayments on HMBS-related obligations	(5,138)	—
Borrowings on notes payable	148,766	20,000
Repayments on notes payable	(126,250)	(143,750)
Contingent liability payments	(388)	(7,300)
Net change in related party notes payable	(530)	(2,311)
Taxes paid related to net share settlement of equity awards	(1,952)	(1,097)
Repurchases of Class A common stock	(3,274)	(5,581)
Dividends paid	(30,479)	—
Other	(31)	—
Net cash provided by (used in) financing activities	208,949	(1,353,781)
Decrease in cash, cash equivalents and restricted cash	(19,373)	(101,366)
Cash, cash equivalents and restricted cash, beginning of year	146,754	248,120
Cash, cash equivalents and restricted cash, end of year	$127,381	$146,754
Supplemental information
Cash paid for interest, net	$15,356	$30,218
Cash paid for income taxes, net of refunds	$(22,069)	$(14,028)
Supplemental disclosure of non-cash investing activities:
Reverse mortgage loans held for investment acquired at fair value	$189,770	$—
HMBS-related borrowings assumed at fair value	(187,221)	—
Purchase price holdback	(549)	—
Net cash paid to acquire loans held for investment	$2,000	$—
Measurement period adjustment to goodwill	$758	$(1,710)
See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except as otherwise indicated)
NOTE 1—BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES
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
The Company originates, sells, and services residential mortgage loans. The Company operates approximately 350 branches with licenses in 49 states and the District of Columbia. The Company’s residential mortgage originations are generated in 49 states from two channels of business: retail and correspondent. For the year ended December 31, 2023 the channel production was as follows: retail 95.0% and correspondent 5.0%. For the year ended December 31, 2022, the channel production was as follows: retail 96.0% and correspondent 4.0%.
The Company is certified with the United States Department of Housing and Urban Development (“HUD”) and the Department of Veterans Affairs (“VA”) and operates as a Federal Housing Administration (“FHA”) non-supervised lender. In addition, the Company is an approved issuer with the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), as well as an approved seller and servicer with the Federal National Mortgage Association (“FNMA” or “Fannie Mae”, the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and the United States Department of Agriculture Rural Development (“USDA”).
Properties securing the mortgage loans in the Company’s servicing portfolio are geographically dispersed throughout the United States; however, at December 31, 2023, approximately 12.4% of such properties were located in California, 10.1% were located in Texas, and 9.9% were located in Washington. At December 31, 2022, approximately 13.0% of such properties were located in California, 10.3% were located in Washington, and 10.2% were located in Texas. Loan production in Texas, California, and Washington represented 9.7%, 8.9%, and 8.7%, respectively, of the Company’s total loan production in 2023. For the year ended December 31, 2022, California, Washington and Texas represented 10.8%, 10.5%, and 8.8%, respectively, of the Company’s total loan production.
Principles of Consolidation
The Company's consolidated financial statements include the accounts of the Company, GMC, and their consolidated subsidiaries, variable interest entities (“VIE”) of which the Company is the primary beneficiary, and joint ventures in which the Company has a majority voting interest and control.
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
The carrying amount of the consolidated VIEs' and consolidated joint ventures' assets and liabilities were immaterial as of December 31, 2023 and 2022.
All intercompany accounts and transactions have been eliminated in consolidation.
Investments in Unconsolidated Joint Ventures
The Company has investments in unconsolidated joint ventures involved in the mortgage lending business, which are included in other assets in the Consolidated Balance Sheets. The Company's investments in these unconsolidated joint ventures are accounted for under the equity method of accounting as the Company does not have a majority voting interest, operational control or financial control. As a result, the Company does not recognize the assets and liabilities of these unconsolidated joint ventures in its financial statements. The Company's share of the net earnings or losses of the investee are included in other income, net in the Consolidated Statements of Operations.

The Company classifies distributions received from its unconsolidated joint ventures using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions, actual results could materially differ from those estimates.
The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of the Company.
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
The following table summarizes the Company’s cash, cash equivalents and restricted cash at December 31, 2023 and 2022:

	2023	2022
Cash and cash equivalents	$120,260	$137,891
Restricted cash	7,121	8,863
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$127,381	$146,754
Mortgage Loans Held for Sale
The Company measures newly originated prime residential mortgage loans held for sale (“MLHS”) at fair value in accordance with ASC 825, Financial Instruments. Included in MLHS are loans originated as held for sale that are expected to be sold into the secondary market and loans that have been previously sold and repurchased from investors that management intends to resell into the secondary market, which are recorded at fair value.
The Company estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an individual loan basis and aggregated (see “Note 2—Fair Value Measurements”). Changes in the fair value of mortgage loans are recognized in current period income and are included in loan origination fees and gain on sale of loans, net. Fair value for mortgage loans covered by investor commitments is based on commitment prices. Fair value for uncommitted loans is based on current delivery prices. In accordance with ASC 825-10, the Company immediately recognizes loan origination fees, net of direct loan origination costs associated with these loans.
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
Reverse Mortgage Loans Held for Investment and HMBS-Related Borrowings, Net
In April 2023, the Company acquired certain assets of Cherry Creek Mortgage, LLC ("CCM") (see “Note 3 —Acquisitions), which expanded its range of services by offering reverse mortgages to its customers. Reverse mortgage loans are residential mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Reverse mortgage loans can have either fixed interest rates or adjustable interest rates. In the case of most fixed-rate reverse mortgage loans, the borrower must draw the loan proceeds up front in one lump sum, while many adjustable-rate mortgage loans provide the borrower with a line of credit that can be drawn over time.
The Company has elected to measure these loans at fair value, on a recurring basis, with changes in fair value recorded as a charge or credit to gain on reverse mortgage loans held for investment and HMBS-related borrowings, net in the Consolidated Statements of Operations.
The Company securitizes home equity conversion mortgages (“HECM”) into HMBS, which Ginnie Mae guarantees, and sells them in the secondary market while retaining the rights to service. The Company has determined that HECM loans transferred under the current Ginnie Mae HMBS securitization program do not meet the requirements for sale accounting under ASC 860, Transfers and Servicing, and are therefore not derecognized upon date of transfer. The Ginnie Mae HMBS securitization program includes certain terms that do not meet the participating interest requirements and require or provide an option for the Company to reacquire the loans prior to maturity. Due to these terms, the transfer of the loans does not meet the requirements of sale accounting. As a result, the Company accounts for HECM loans transferred into HMBS securitizations as secured borrowings and continues to recognize the loans as held for investment, along with the corresponding liability for the HMBS related obligations.
As an issuer of HMBS, the Company is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (“MCA”) (referred to as unpoolable loans). Performing repurchased loans are conveyed to the HUD and payment is received from HUD typically within 75 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure, subsequent sale of the real estate owned (“REO”) and claim submissions to HUD.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-Related Borrowings, Net
The Company has elected to measure the HECM loans held for investment and HMBS-related borrowings at fair value on a recurring basis. The fair value gains and losses of the HECM loans and HMBS-related borrowings and the gains and losses on tail securitization are included in gain on reverse mortgage loans held for investment and HMBS-related borrowings, net in the Consolidated Statements of Operations. Tail securitizations are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit (scheduled and unscheduled), interest, servicing fees, and mortgage insurance premiums. In addition, gain on reverse mortgage loans held for investment and HMBS-related borrowings, net includes interest income on the securitized HECM loans, interest expense on the HMBS-related borrowings, together with the realized cash gains or losses on tail securitization and the fair value changes related to new reverse mortgage loans through the securitization date. The reverse mortgage loan production activity is included in the Company's origination segment.
Ginnie Mae Loans Subject to Repurchase Right
In accordance with ASC 860-50, certain loans, as defined by the servicer guidelines, serviced by the Company on behalf of GNMA are recognized as an asset, and carried at the unpaid principal balance (“UPB”) of the loans. The Company has a right to repurchase any loans serviced on behalf of GNMA that are three or more consecutive payments delinquent (“GNMA Loan Inventory”). The Company recognizes a corresponding liability (“GNMA Loan Payable”) which is recorded at the unpaid principal balance, for loans in which the Company has not exercised the right to repurchase the loans. If the loan goes through foreclosure and is an FHA loan, HUD acts as the insurer for GNMA and reimburses the servicer for the UPB plus allowable interest and foreclosure fees. The Company reserves for unreimbursed interest and fees as part of the general foreclosure reserve. If the loan goes through foreclosure and is a VA loan, the VA acts as the insurer and reimburses the Company based on the net value of the underlying property. At the amount determined by the VA, the Company accounts for any loss on VA loans in its foreclosure loss reserve to a certain threshold with any excess charged to its investor reserves. If a foreclosure sale has been held on an FHA loan, the deed is transferred to the Company and the loan becomes a GNMA REO. These are foreclosed real estate properties securing GNMA loans. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate properties are collectible because the loans are insured by the FHA or guaranteed by the VA. The GNMA Loan Inventory and real estate owned is equal, and offsetting, to the GNMA Loan Payable.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) are recognized as assets in the Consolidated Balance Sheet when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. To determine the fair value of the servicing right when created, the Company uses a valuation model that calculates the present value of future cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds, and default rates.

Derivative Instruments
The Company enters into interest rate lock commitments (“IRLCs”) and forward commitments to sell mortgage loans and to be announced mortgage-backed securities which are considered derivative financial instruments. These items are accounted for as free-standing derivatives and are included in the Consolidated Balance Sheets at fair value. The Company treats all of its derivative instruments as economic hedges; therefore, none of its derivative instruments qualify for designation as accounting hedges.
The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and within a specified period of time, with customers who have applied for a loan and meet certain credit and underwriting criteria. IRLCs on mortgage loans in process that have not closed, but are intended to be sold, are considered to be derivatives and changes in fair value are recorded in the Consolidated Statements of Operations as part of loan origination fees and gain on sale of loans, net. Fair value is based upon changes in the fair value of the underlying mortgages, estimated to be realizable upon sale into the secondary market, net of estimated incentive compensation expenses. Fair value estimates also consider loan commitments not expected to be exercised by customers for unforeseen reasons, commonly referred to as fallout.
IRLCs and uncommitted MLHS expose the Company to the risk that the value of the mortgage loans held and mortgage loans underlying the commitments may decline due to increases in mortgage interest rates during the life of the commitments. To protect against this risk the Company enters into derivative instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Management expects the changes in the fair value of these derivatives to have a negative correlation to the changes in fair value of the derivative loan commitments and MLHS, thereby reducing earnings volatility. The changes in fair value are recorded in the Consolidated Statements of Operations as part of loan origination fees and gain on sale of loans, net. The Company considers various factors and strategies in determining the portion of the mortgage pipeline and loans held for sale it wants to economically hedge.
The Company has elected to net derivative asset and liability positions, including cash collateral received from or paid to its counterparties when amounts are subject to legally enforceable master netting arrangements. IRLCs are not subject to master netting arrangements. Forward commitments include to be announced mortgage-backed securities that have been aggregated at the counterparty level for presentation and disclosure purposes. Counterparty agreements contain a legal right to offset amounts due to and from the same counterparty under legally enforceable master netting agreements to settle with the same counterparty, on a net basis, as well as the right to obtain cash collateral. Forward commitments also include commitments to sell loans to counterparties and to purchase loans from counterparties at determined prices. See “Note 2—Fair Value Measurements” and “Note 6—Derivative Financial Instruments” for additional information.
Property and Equipment, Net
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
Accounting for business combinations requires the Company’s management to make estimates and assumptions, especially at the acquisition date with respect to MSRs and contingent considerations. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Intangible Assets, Net
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
The fair value of goodwill is determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value. See “Note 11—Goodwill and Intangibles” for additional information.
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
At each reporting date, or whenever there are significant changes in underlying key assumptions, a review of these assumptions is performed and the contingent consideration liability is updated to its estimated fair value. If there are no significant changes in the assumptions, the quarterly determination of the fair value of contingent consideration reflects the implied interest for the passage of time. Changes in the estimated fair value of the contingent consideration obligations may result from changes in the terms of the contingent payments, changes in discount periods and rates and changes in probability assumptions with respect to the timing and likelihood of achieving the certain financial targets. Actual progress toward achieving the financial targets for the remaining measurement periods may be different than the Company’s expectations of future performance. The change in the estimated fair value of contingent consideration is included in general and administrative expense in the Consolidated Statements of Operations.
Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The Company also considers whether its service arrangements include the right to control the use of an asset.
If an arrangement is determined to be a lease, the Company recognizes a right-of-use (“ROU”) asset and a corresponding operating lease liability in its Consolidated Balance Sheet based on the present value of lease payments over the expected lease term, except leases with initial terms of 12 months or less. Lease payments may include fixed rent escalation clauses or payments that depend on an index or a rate (such as the consumer price index) measured using the index or applicable rate at lease commencement. Subsequent changes in the index or rate and any other variable payments, such as market-rate base rent adjustments, are recognized as variable lease expense in the period incurred. To determine the present value of lease payments, the Company uses its incremental borrowing rate, as the leases generally do not have a readily determinable implicit discount rate. The Company applies judgement in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral and the economic environment in determining the lease-specific incremental borrowing rate. The ROU assets are also adjusted for any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives.
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
Real Estate Owned
There are two types of REO properties held by the Company. The first is considered a traditional REO where the Company owns, markets, and sells the property. At the time of foreclosure, other real estate owned is recorded at the asset’s fair value less selling costs, which becomes the property’s new basis. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less selling costs. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are expensed as incurred. At December 31, 2023 and 2022, the Company had $1.5 million and $0.3 million of traditional REOs, respectively.
The second type is foreclosed real estate securing GNMA loans in process of conveyance to HUD but insured by the FHA, where the Company is the controller of the deed for a period of time. For GNMA loans, the property becomes REO if not sold to a third party at its foreclosure sale. Both principal and debenture rate interest for government insured loans secured by the foreclosed real estate are collectible because the loans are insured by the FHA. This is valued at the UPB of the loan, which is considered to be fair value, as HUD reimburses the Company for the UPB plus debenture rate interest and fees. The Company reserves for unreimbursed interest in excess of the debenture rate and fees as part of the foreclosure loss reserve. The total REO property that will be conveyed to HUD was valued at $0.5 million at December 31, 2023 and the Company held no such REO property at December 31, 2022.
Revenue Recognition
Loan origination fees and gain on sale of loans, net — loan origination fees and gain on sale of loans, net includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium the Company receives in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks and MLHS, (5) the gain or loss on forward commitments hedging loans held for sale and IRLCs, and (6) the fair value of originated MSRs. An estimate of the gain on sale of loans, net is recognized at the time an IRLC is issued, net of a pull-through factor. Subsequent changes in the fair value of IRLCs and MLHS are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings. Included in gain on sale of loans, net is the fair value of originated MSRs, which represents the estimated fair value of MSRs related to loans which the Company has sold and retained the right to service. See sections “—Mortgage Loans Held for Sale”, “—Mortgage Servicing Rights,” and “—Derivative Instruments” under “Note 1—Business, Basis of Presentation, and Accounting Policies,” for more information related to fair value measurements of MLHS, the gain/(loss) on changes in the fair value of MSRs and the gain/(loss) on changes in the fair value of IRLCs, respectively. At December 31, 2023 and 2022, loan origination fees and gain on sale of loans were net of direct expenses of $112.7 million and $138.3 million, respectively.
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net — This represents certain cash and non-cash components recognized related to our reverse mortgage loans held for investment including the net fair value changes of securitized reverse mortgage loans and HMBS-related borrowings, fair value changes of unsecuritized reverse loans, and realized gains or losses on tail securitization. In addition, this includes interest income on the reverse mortgage loans held for investment and the interest expense on the HMBS-related borrowings.

Loan servicing and other fees — Loan servicing fees represent fees earned for servicing loans for various investors. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized into revenue as the related mortgage payments are received. Loan servicing expenses are charged to operations as incurred.
Valuation adjustment of mortgage servicing rights — In accordance with Accounting Standards Codification (“ASC”) 860-50, Transfers and Servicing — Servicing Assets and Liabilities (“ASC 860-50”), the Company records MSRs as an asset, at fair value. The change in fair value is recorded within the Consolidated Statements of Operations on a monthly basis. See “Note 1—Business, Basis of Presentation, and Accounting Policies—Mortgage Servicing Rights,” for information related to the gain/(loss) on changes in the fair value of MSRs.
Interest income — interest income includes interest earned on MLHS and interest income earnings credit.
Interest expense — interest expense includes interest paid to the Company’s loan funding facilities and MSR facilities.
Investor Reserves
In the ordinary course of business, the Company has exposure to liabilities with respect to certain representations and warranties that we make to the investors who purchase the loans that we originate that under certain circumstances could require the Company to repurchase forward mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of these representations and warranties, or in the case of early payment defaults. The estimation of the liability for probable losses related to the repurchase and indemnification obligation considers an estimate of probable future repurchase or indemnification obligations from breaches of representations and warranties. The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling costs. The liability related to probable future repurchase or indemnification obligations is segregated by year of origination and considers the amount of unresolved repurchase and indemnification requests, as well as an estimate of future repurchase demands. Future repurchase demands are estimated based upon recent and historical repurchase and indemnification experience, as well as the success rate in appealing repurchase requests and an estimated loss severity, based on current loss rates for similar loans. The Company also has exposure to early payment defaults (“EPD”) and/or early payoff fees (“EPO”). When the Company sells a loan to an investor and the loan either pays off or goes into default within a certain timeframe, the Company could be exposed to EPD and/or EPO fees in accordance with each investor’s contract. In addition, in the event of an early payment default, we are contractually obligated to refund certain premiums paid to us by the investors who purchased the related loan. The Company reserves for these fees by estimating early payment defaults and payoff fees based on prior loan activity and current loan origination volume.
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
Advertising
Advertising is expensed as incurred and amounted to $10.6 million and $11.4 million for the years ended December 31, 2023 and 2022, respectively, and is included within general and administrative expenses in the Consolidated Statements of Operations.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock units (“RSUs”) is based on the value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur and reverses previously recognized expense for the unvested portion of the forfeited shares. Stock-based compensation is included in salaries, incentive compensation and benefits in the Consolidated Statements of Operations. See “Note 17—Stock-based Compensation and Employee Benefit Plans” for additional information.
Earnings or Loss Per Share
The Company determines earnings or loss per share in accordance with the authoritative guidance in ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period using the two-class method. Diluted earnings or loss per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to assume the issuance of potentially dilutive shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the average amount of compensation cost for future service that the Company has not yet recognized is assumed to be used to repurchase shares.
Common Stock Dividends
Dividends are recorded if and when declared by the board of directors. The ability to declare dividends may be limited by restrictive covenants in connection with the Company’s indebtedness. Dividends are accrued as a liability on the Consolidated Balance Sheets when declared and recorded as a decrease to retained earnings when paid.
Unvested RSUs under the 2020 Omnibus Incentive Plan (the “2020 Plan”) have rights to dividends, which entitle holders to the same dividend value per share as holders of shares of Class A common stock in the form of dividend equivalent units (“DEUs”). DEUs will be credited as additional RSUs on the dividend payment date and will vest on the same date as the underlying RSUs and are forfeited if the underlying RSUs forfeit prior to vesting. The number of additional RSUs credited will equal (1) the per share cash dividend amount, multiplied by (2) the number of RSUs, divided by (3) the fair market value of a share of Class A common stock on the last trading day before the date of the dividend payment, rounded up to the nearest whole number of RSUs.
The Company declared and paid a dividend of $0.50 per share on its Class A and Class B common stock during 2023 totaling $30.5 million and paid no such dividend in 2022. In conjunction with the payment of Guild's dividend in 2023, Guild issued 95,413 DEUs to holders of RSUs. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and a credit to additional paid-in capital in the Consolidated Balance Sheets.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Consolidated Balance Sheets. These accounts totaled $646.5 million and $580.2 million at December 31, 2023 and 2022, respectively.
Risks and Uncertainties
In the normal course of business, companies in the mortgage banking industry encounter certain economic, liquidity, and regulatory risks. Economic risk includes interest rate risk and credit risk.
Interest rate risk
The Company’s MLHS, commitments to originate loans, and MSRs are subject to interest rate risk. For MLHS and commitments to originate loans, to the extent that a rising interest rate environment exists, the Company may experience a decrease in loan production and decreases in value, which may negatively impact the Company’s operations. To mitigate this risk, the Company uses hedging strategies designed to ensure any fluctuations in rates would not have a material impact on the Company’s financial position. For the Company’s MSRs, the fair value generally decreases in periods where interest rates are declining and as prepayments speeds are increasing. The fair value generally increases in periods where interest rates are increasing and as prepayments speeds are decreasing. For the years ended December 31, 2023 and 2022, the Company experienced an increase and a decrease, respectively, in the valuation of its MSR portfolio. Since the Company also has a large origination platform the Company believes it was able to mitigate this risk by recapturing a significant portion of the runoff through refinances.

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
The Company is also subject to counterparty credit risk in the event of contractual nonperformance by its trading counterparties to its various over-the-counter derivative financial instruments. The Company manages this credit risk by selecting only counterparties that it believes to be financially strong, spreading the credit risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2023 and 2022.
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
Recent Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. For public business entities the update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the disclosure requirements related to the new standard.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is currently evaluating the disclosure requirements related to the new standard.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of adoption of the new guidance on its financial statements.
Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules from December 31, 2022 to December 31, 2024. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. For contracts to which ASC 470, Debt applies, the Company has applied the optional expedients available from ASU 2020-04 and accounted for the contract modifications related to reference rate reform prospectively. The Company transitioned its funding facilities and financing facilities that utilized LIBOR as the reference rate to alternative reference rates prior to the LIBOR cessation date of June 30, 2023 and there was no material impact on the Company's consolidated financial statements.
NOTE 2—FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At December 31, 2023 and 2022, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments — IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set (or “locked”) prior to funding. The fair value of IRLCs recorded at lock inception is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. The average pull-through rate used to calculate the fair value of IRLCs as of December 31, 2023 and 2022, was 86.5% and 93.4%, respectively. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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
The Company regularly reviews its critical estimates and assumptions used in the valuation of our IRLCs and forward delivery commitments. See “Note 6—Derivative Financial Instruments” for additional information on derivative instruments.
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
Reverse Mortgage Loans Held for Investment — Reverse mortgage loans held for investment are carried at fair value and classified within Level Three of the valuation hierarchy. Fair value is estimated using a present value methodology that discounts estimated projected cash flows over the life of the loan using unobservable inputs which include conditional prepayment rates and discount rates. The conditional prepayment rate assumption is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption used is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value. See “Note 9—Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings” for additional information on the Company's reverse mortgage loans held for investment.
Mortgage Servicing Rights — MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the lack of an active market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, costs to service and other economic factors. The Company obtains valuations from an independent third party on a monthly basis, and records an adjustment based on this third-party valuation. See “Note 7—Mortgage Servicing Rights” for additional information on the Company's MSRs.
Investment in Warrants — The Company was a party to a joint marketing agreement with a private independent insurance carrier whereby the Company marketed their products and submitted leads for borrowers needing insurance. In connection with satisfying the conditions set forth under such agreement, the Company received warrants that may be exercised to purchase shares of common stock of the private company. The Company’s equity investment in the warrants is carried at its estimated fair value, which was determined using the price per share paid by an investor in an equity sale transaction completed by the private company, resulting in a Level Three classification. The warrants are exercisable until June 2025. The warrants are initially and subsequently measured at fair value until they are exercised or expire, with material changes in the fair value reported in other income, net in the Consolidated Statements of Operations each reporting period. The Company's investment in warrants is included within other assets in the Consolidated Balance Sheets.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At December 31, 2023 the risk adjusted discount rate was 25.0% and at December 31, 2022 the range of the risk adjusted discount rate was 14.5% - 25.0%, with a median of 15.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Consolidated Statements of Operations.
HMBS-Related Borrowings — HMBS-related borrowings are carried at fair value and classified within Level Three of the valuation hierarchy. These borrowings are not actively traded; therefore, quoted market prices are not available. The Company determines fair value using a discounted cash flow model, by discounting the projected payment of principal and interest over the estimated life of the borrowing at a market rate, due to significant unobservable inputs, including conditional prepayment rates and discount rates. The discount rate assumption used is primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value. See “Note 9—

Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings” for additional information on the Company's HMBS-related borrowings.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$100	$—	$—	$100
Notes receivable	—	—	10,627	10,627
Derivative assets
Forward delivery commitments	—	693	—	693
Interest rate lock commitments	—	—	14,902	14,902
Mortgage loans held for sale	—	901,227	—	901,227
Reverse mortgage loans held for investment	—	—	315,912	315,912
Mortgage servicing rights	—	—	1,161,357	1,161,357
Investment in warrants	—	—	961	961
Total assets at fair value	$100	$901,920	$1,503,759	$2,405,779
Liabilities:
Derivative liabilities
Forward commitments and best efforts sales commitments	$—	$16,245	$—	$16,245
HMBS-related borrowings	$—	$—	$302,183	$302,183
Contingent liabilities due to acquisitions	—	—	8,720	8,720
Total liabilities at fair value	$—	$16,245	$310,903	$327,148
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$96	$—	$—	$96
Derivative
Forward delivery commitments	—	1,602	—	1,602
Interest rate lock commitments	—	—	1,518	1,518
Mortgage loans held for sale	—	845,775	—	845,775
Mortgage servicing rights	—	—	1,139,539	1,139,539
Investment in warrants	—	—	961	961
Total assets at fair value	$96	$847,377	$1,142,018	$1,989,491
Liabilities:
Derivative
Forward commitments and best efforts sales commitments	$—	$5,173	$—	$5,173
Contingent liabilities due to acquisitions	—	—	526	526
Total liabilities at fair value	$—	$5,173	$526	$5,699

The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis, excluding those deemed immaterial, for the years ended:

	Notes Receivable	Interest Rate Lock Commitments	Contingent Liabilities
Balance at December 31, 2021	$—	$22,119	$59,500
Net transfers and revaluation losses	—	(20,601)	—
Payments	—	—	(14,425)
Additions	—	—	526
Valuation adjustments	—	—	(45,075)
Balance at December 31, 2022	$—	$1,518	$526
Net transfers and revaluation losses	—	13,384	—
Payments	(5,000)	—	(388)
Additions	16,556	—	6,103
Valuation adjustments	(929)	—	2,479
Balance at December 31, 2023	$10,627	$14,902	$8,720
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels during the years ended December 31, 2023 and 2022.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At December 31, 2023 and 2022, the Company had the following financial assets measured at fair value on a non-recurring basis:
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$699,622	$—	$699,622
Total assets at fair value	$—	$699,622	$—	$699,622
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$700,120	$—	$700,120
Total liabilities at fair value	$—	$700,120	$—	$700,120

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total assets at fair value	$—	$650,179	$—	$650,179
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$650,179	$—	$650,179
Total liabilities at fair value	$—	$650,179	$—	$650,179
Fair Value Option
The Company has elected to measure its MLHS, reverse mortgage loans held for investment, notes receivable and HMBS-related borrowings at fair value. The following is the estimated fair value and UPB of assets and liabilities that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected as the Company believes fair value best reflects their expected future economic performance and to align with the Company’s business and risk management strategies.

Balance at December 31, 2023	Fair Value	Principal Amount Due Upon Maturity	Difference
Assets:
Mortgage loans held for sale(1)	$901,227	$892,816	$8,411
Reverse mortgage loans held for investment(2)	315,912	290,907	25,005
Notes receivable	10,627	11,556	(929)
Liabilities:
HMBS-related borrowings	$302,183	$293,542	$8,641
Balance at December 31, 2022
Assets:
Mortgage loans held for sale(1)	$845,775	$868,833	$(23,058)
_____________________________
(1)At December 31, 2023 MLHS that were 90 days or more past due had a fair value of $7.3 million and UPB of $9.9 million. At December 31, 2022 MLHS that were 90 days or more past due had a fair value of $6.3 million and UPB of $8.8 million.
(2)At December 31, 2023 reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $3.4 million and UPB of $3.3 million.
NOTE 3—ACQUISITIONS
First Centennial Mortgage Corporation
On September 11, 2023, the Company acquired certain assets of First Centennial Mortgage Corporation (“FCM”) under the terms of an asset purchase agreement to expand the Company’s operations in the Midwest region. The total fair value of consideration transferred was $2.1 million, which was paid in cash.
Cherry Creek Mortgage, LLC
On April 3, 2023, the Company acquired substantially all the assets of CCM under the terms of an asset purchase agreement to expand the Company’s operations throughout the United States. The total fair value of consideration transferred was $8.3 million, which consisted of $2.6 million of cash, contingent consideration of $4.4 million and an original issuance discount on note receivable of $1.3 million. The note receivable issued to CCM in March 2023 represents advances made to CCM (see “Note 4—Accounts and Notes Receivable, Net” for additional information on the note receivable).
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
The results of FCM, CCM, Legacy and Inlanta have been included in the Company’s consolidated financial statements since the date of the acquisitions and did not have a material impact on the Company’s consolidated financial statements and related disclosures. Transaction costs associated with these transactions were not material and were expensed as incurred within general and administrative expenses in the Consolidated Statements of Operations.
NOTE 4—ACCOUNTS AND NOTES RECEIVABLE, NET
Accounts and notes receivable consisted of the following at December 31, 2023 and 2022:

	2023	2022
Trust advances	$44,487	$44,164
Foreclosure advances, net	20,261	12,320
Notes receivable	10,627	—
Other	9,981	1,820
Total accounts and notes receivable, net	$85,356	$58,304
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. Management believes that substantially all other accounts and interest receivable amounts are collectible and, accordingly, no allowance for credit loss is necessary.
The activity of the foreclosure loss reserve was as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Balance — beginning of year	$8,698	$10,355
Utilization of foreclosure reserve	(4,192)	(1,957)
Provision for foreclosure losses	1,188	300
Balance — end of year	$5,694	$8,698
Note Receivable
In March 2023, the Company issued a note receivable to CCM in the amount of $11.3 million in connection with the acquisition of CCM, which closed in April 2023. The Company recognized a discount on the note receivable of approximately $1.3 million on the date the acquisition closed. The note bears interest at a variable rate tied to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. Also, pursuant to the acquisition, CCM will be entitled to earn-out payments for four years based on certain performance criteria. The earn-out payments will be first allocated to repay the interest and principal due on the note receivable. The note receivable matures in April 2027. If an earn-out payment is not due to CCM, 50% of the interest payment may be “paid-in-kind,” and thereby added to the principal balance.

NOTE 5—OTHER ASSETS
Other assets consisted of the following at December 31, 2023 and 2022:

	2023	2022
Prepaid expenses	$28,730	$31,499
Company owned life insurance	41,840	37,871
Property and equipment, net	13,913	12,118
Right-of-use assets	65,273	74,660
Income tax receivable	3,507	26,531
Real estate owned, net	1,991	306
Land	1,978	2,034
Trading securities	100	96
Investments in unconsolidated joint ventures, net	671	—
Investment in warrants	961	961
Total other assets	$158,964	$186,076
Property and equipment, net consisted of the following at December 31, 2023 and 2022:

	2023	2022
Computer equipment	$30,755	$29,447
Furniture and equipment	25,687	25,072
Leasehold improvements	20,286	18,713
Internal-use software in production	3,963	772
Internal-use software	11,875	10,357
Property and equipment, gross	92,566	84,361
Accumulated depreciation	(78,653)	(72,243)
Property and equipment, net	$13,913	$12,118
Depreciation and amortization expense for property and equipment was $6.6 million and $7.6 million for the years ended December 31, 2023 and 2022, respectively.
NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. The Company’s derivative instruments are not designated as hedging instruments for accounting purposes; therefore, changes in fair value are recognized in current period earnings. Realized and unrealized gains and losses from the Company's non-designated derivative instruments are included in loan origination fees and gain on sale of loans, net in the Consolidated Statements of Operations.
Changes in the fair value of the Company's derivative financial instruments are as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Unrealized hedging gains (losses)	$1,404	$(27,936)

Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows at December 31, 2023 and 2022:

		Fair Value
	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2023
IRLCs	$821,865	$14,902	$—
Forward delivery commitments and best efforts sales commitments	$933,850	$693	$16,245
Balance at December 31, 2022
IRLCs	$810,514	$1,518	$—
Forward delivery commitments and best efforts sales commitments	$1,127,154	$1,602	$5,173
The Company had an additional $163.8 million and $256.3 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at December 31, 2023 and 2022, respectively. The Company also had $343.0 million and $470.8 million in closed hedge instruments not yet settled at December 31, 2023 and 2022, respectively. See “Note 2—Fair Value Measurements” for fair value disclosure of the derivative instruments.
The following table presents the quantitative information about IRLCs and the fair value measurements as of December 31, 2023 and 2022:

	2023	2022
Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% - 100% (86.5%)	0% - 100% (93.4%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty, including the right to obtain cash collateral. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2023 and 2022.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Cash Collateral Paid and Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
December 31, 2023
Forward delivery commitments	$8	$(2,837)	3,522	$693
Total assets	$8	$(2,837)	$3,522	$693

Forward delivery commitments and best efforts sales commitments	$(18,105)	$148	$1,712	$(16,245)
Total liabilities	$(18,105)	$148	$1,712	$(16,245)

December 31, 2022
Forward delivery commitments	$1,887	$(285)	$—	$1,602
Total assets	$1,887	$(285)	$—	$1,602

Forward delivery commitments and best efforts sales commitments	$(11,399)	$4,959	$1,267	$(5,173)
Total liabilities	$(11,399)	$4,959	$1,267	$(5,173)

NOTE 7—MORTGAGE SERVICING RIGHTS
The activity of MSRs was as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Balance — beginning of year	$1,139,539	$675,340
MSRs originated and acquired through acquisitions	161,378	246,648
Changes in fair value:
Due to collection/realization of cash flows	(55,588)	(83,390)
Due to changes in valuation model inputs or assumptions	(83,972)	300,941
Balance — end of year	$1,161,357	$1,139,539
The following table presents the weighted average discount rate, prepayment speed and cost to service assumptions used to determine the fair value of MSRs as of December 31, 2023 and 2022:

	2023	2022
Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.5% (10.9%)	9.6% - 15.7% (10.6%)
Prepayment rate	6.4% - 32.0% (8.5%)	6.6% - 28.6% (7.5%)
Cost to service (per loan)	$72.1 - $366.3 ($96.4)	$66.7 - $330.4 ($92.0)
At December 31, 2023 and 2022, the MSRs had a weighted average life of approximately 8.0 years and 8.5 years, respectively. See “Note 2—Fair Value Measurements” for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Servicing fees from servicing portfolio	$242,003	$218,734
Late fees	6,788	5,825
Other ancillary servicing revenue and fees	(2,647)	(1,156)
Total loan servicing and other fees	$246,144	$223,403

At December 31, 2023 and 2022, the UPB of mortgage loans serviced totaled $85.0 billion and $78.9 billion, respectively. Conforming conventional loans serviced by the Company are sold to FNMA or FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
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

The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at December 31, 2023 and 2022, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2023
Mortgage servicing rights	$(36,968)	$(72,701)	$(47,899)	$(93,196)	$(11,315)	$(23,573)
December 31, 2022
Mortgage servicing rights	$(36,298)	$(70,878)	$(50,392)	$(96,848)	$(11,880)	$(24,162)
NOTE 8—MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service these loans upon sale through ownership of servicing rights. A reconciliation of the changes in MLHS to the amounts presented in the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 is set forth below:

	2023	2022
Balance at the beginning of period	$845,775	$2,204,216
Origination of mortgage loans held for sale	14,193,944	19,220,547
Proceeds on sale of and payments from mortgage loans held for sale	(14,504,592)	(21,062,670)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	336,245	528,243
Valuation adjustment of mortgage loans held for sale	29,855	(44,561)
Balance at the end of period	$901,227	$845,775
NOTE 9—REVERSE MORTGAGE LOANS HELD FOR INVESTMENT AND HMBS-RELATED BORROWINGS
A reconciliation of the changes in reverse mortgage loans held for investment and HMBS-related borrowings for the period presented is below:

	December 31, 2023
	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$—	$—
Originations and purchases	109,589	—
Securitization of HECM loans and tails accounted for as a financing (including realized fair value changes)	—	(106,691)
Acquisition of loans held for investment, net(2)	189,770	(187,221)
Repayments (principal payments received)	(5,089)	5,138
Change in fair value recognized in earnings(3)	21,642	(13,409)
Balance — end of period	$315,912	$(302,183)

Securitized loans (pledged to HMBS-related borrowings)	$307,998	$(302,183)
Unsecuritized loans and tail advances	7,914
Total	$315,912
_____________________________
(1)HMBS-related borrowings represent the issuance of pools of HMBS, which are guaranteed by GNMA, to third-party security holders. The Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in the Consolidated Balance Sheet as reverse mortgage loans held for investment and recording the pooled HMBS as HMBS-related borrowings.

(2)During 2023, the Company purchased a reverse mortgage servicing portfolio of HECM loans securitized in Ginnie Mae pools. As the Ginnie Mae HMBS program does not qualify for sale accounting, the transaction conveyed the HECM loans and associated HMBS-related borrowings to us. The Company has accounted for this transaction as a secured financing, as a purchase of loans held for investment and assumption of an HMBS securitization liability for the obligation to Ginnie Mae.
(3)See further breakdown in the table below.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings

Gain on Reverse Mortgage Loans Held for Investment	December 31, 2023
Gain on new originations(1)	$4,172
Gain on tail securitizations(2)	195
Net interest income	78
Change in fair value of reverse mortgage loans held for investment	3,788
Fair value gain recognized in earnings(3)	8,233
Gain on reverse mortgage loans held for investment	$8,233
_____________________________
(1)Includes the changes in fair value of newly originated loans held for investment in the period from origination through securitization date.
(2)Includes the cash realized gains upon securitization of tails.
(3)See breakdown between Loans held for investment and HMBS-related borrowings in the table above.
Below are the significant unobservable inputs used to value the reverse mortgage loans held for investment and HMBS-related borrowings:

December 31, 2023
Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 8.9 (7.2)
Discount rate	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.9% - 11.3% (8.1%)
NOTE 10—LEASES
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
All leases recognized in the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022 are classified as operating leases, which include leases related to the asset classes reflected in the table below. ROU assets are included in other assets in the Company's Consolidated Balance Sheets.

	2023	2022
Office leases	$65,273	$74,603
Equipment	—	57
Total right-of-use assets	$65,273	$74,660

Office leases	$75,832	$85,892
Equipment	—	85
Total lease liability	$75,832	$85,977

The following table summarizes the components of the Company's gross operating lease costs incurred during the years ended December 31, 2023 and 2022:

	2023	2022
Operating lease cost	$24,919	$26,085
Short-term lease cost	5,141	3,374
Variable lease cost	4,236	4,664
Total lease cost	$34,296	$34,123
The weighted-average lease term and discount rate used are as follows:

	December 31,
	2023	2022
Weighted-average lease term (years)	5.1	5.7
Weighted-average discount rate	4.1%	4.0%
The following table summarizes supplemental cash flow information related to operating leases:

	2023	2022
Cash paid for operating leases	25,682	15,972
Right-of-use assets obtained in exchange for new operating lease liabilities	12,199	16,008
Minimum future commitments by year for the Company's long-term operating leases as of December 31, 2023 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized in the balance sheet as follows:

Amount
2024	$22,721
2025	16,491
2026	11,978
2027	9,748
2028	8,415
Thereafter	14,477
Total future minimum lease payments	83,830
Less: imputed interest	(7,998)
Total lease liabilities	$75,832
NOTE 11—GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

Balance at December 31, 2021	$175,144
Purchase accounting adjustments	(1,710)
Acquisition	3,335
Balance at December 31, 2022	176,769
Purchase accounting adjustments	758
Acquisitions	8,654
Balance at December 31, 2023	$186,181
No impairment charges were recorded during the years ended December 31, 2023 and 2022.

Intangible Assets, Net
The following table presents the Company's intangible assets, net as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Referral network	$42,300	$17,625	$24,675	$42,300	$10,575	$31,725
Non-compete agreements	2,700	2,250	450	2,700	1,350	1,350
	$45,000	$19,875	$25,125	$45,000	$11,925	$33,075
Amortization expense related to intangible assets was $8.0 million for each of the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, expected amortization expense for the unamortized acquired intangible assets is as follows:

Amount
2024	7,500
2025	7,050
2026	7,050
2027	3,525
$25,125
NOTE 12—INVESTOR RESERVES
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
The activity of the investor reserves was as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Balance — beginning of year	$16,094	$18,437
Benefit from investor reserves	(4,796)	(9,219)
Provision for investor reserves	8,675	6,876
Balance — end of year	$19,973	$16,094

NOTE 13—WAREHOUSE LINES OF CREDIT, NET
Warehouse lines of credit consisted of the following at December 31, 2023 and 2022. Changes subsequent to December 31, 2023 have been described in the notes referenced with the below table.

	Maturity as of December 31, 2023	2023	2022
$345 million master repurchase facility agreement(1)	January 2025	$122,462	$47,565
$150 million master repurchase facility agreement(2)	August 2024	99,059	10,848
$300 million master repurchase facility agreement(3)	June 2024	158,412	189,512
$200 million master repurchase facility agreement(4)	May 2024	87,252	110,605
$200 million master repurchase facility agreement(5)	September 2024	91,039	16,131
$300 million master repurchase facility agreement(6)	September 2024	134,964	81,353
$100 million master repurchase facility agreement(7)	N/A	—	56,237
$50 million master repurchase facility agreement(8)	N/A	30,185	—
$75 million master repurchase facility agreement(9)	March 2025	34,280	40,096
$200 million master repurchase facility agreement(10)	N/A	78,682	162,454
		836,335	714,801
Prepaid commitment fees		(2,554)	(1,650)
Warehouse lines of credit, net		$833,781	$713,151
______________________________
(1)The variable interest rate is calculated using a base rate tied to SOFR. Subsequent to December 31, 2023, this facility was reduced $165.0 million.
(2)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000, included in restricted cash.
(3)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility requires a minimum deposit to $1.5 million, included in restricted cash.
(4)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 0.375% plus the applicable interest rate margin. This facility requires a minimum deposit of $300,000, included in restricted cash.
(5)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.40%, plus the applicable interest rate margin.
(6)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.50%, plus the applicable interest rate margin.
(7)The facility matured in July 2023 and was not renewed.
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
The weighted average interest rate for warehouse lines of credit was 7.0% and 3.3% at December 31, 2023 and 2022, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $8.7 million and $50.7 million in its warehouse buy down accounts as offsets to certain lines of credit at December 31, 2023 and 2022, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, adjusted pre-tax net income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At December 31, 2023 and 2022, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” ("ASAP"). The Company can elect to assign FNMA Mortgage-Backed Security (“MBS”)

trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There was no outstanding balance as of December 31, 2023 and 2022.
NOTE 14—NOTES PAYABLE
Revolving Notes
The Company entered into an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At December 31, 2023 and 2022, the Company had $31.0 million and $20.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $100.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2024. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also had an unused facility fee on the average unused balance, which was also paid quarterly. The unused facility fee was waived if the average outstanding balance exceeded 35% of the available combined warehouse and MSR facility. In September 2023 the revolving note was amended to remove the unused facility fee. The lender has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At December 31, 2023 and 2022, the Company had $30.0 million balance and no balance, respectively, in outstanding borrowings on this credit facility.
In September 2023, the Company entered into a new revolving note agreement, which it can draw upon as needed. The agreement currently expires in September 2028. Borrowings on the revolving note are collateralized by the Company’s FNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 2.0%. The revolving note has a committed amount of $250.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $400.0 million. At December 31, 2023, the Company had $87.8 million in outstanding borrowings on this credit facility.
Term Note
The Company had a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs. The term note had a committed amount of $125.0 million and the agreement allowed for the Company to increase the committed amount up to a maximum of $175.0 million. The Company could draw on the committed amount through March 2022 and the note had a maturity date of March 2024. Interest on the principal was paid monthly and was based upon a margin plus the highest of the (i) Prime Rate, (ii) Federal Funds Rate plus 0.5%, or (iii) the Eurodollar Base Rate plus 1.0%. Principal payments of 5% of the outstanding balance as of March 31, 2022 were due quarterly beginning April 15, 2022, with the remaining principal balance due upon maturity. The term note also had an unused facility fee on the average unused balance, which was also paid quarterly. In September 2023, the Company paid in full the $87.5 million remaining balance due on the term note with funds borrowed under a new revolving note agreement with a different lender (see section above describing the new revolving note agreement). At December 31, 2023 there was no outstanding balance on this facility. As of December 31, 2022, the Company had an outstanding balance of $106.3 million on this facility.

NOTE 15—INCOME TAXES
The components of income tax expense or benefit were as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Current tax (benefit) expense:
Federal	$(236)	$(199)
State	1,183	870
	$947	$671
Deferred tax (benefit) expense:
Federal	$(10,091)	$72,764
State	2,150	17,954
	(7,941)	90,718
Income tax (benefit) expense	$(6,994)	$91,389
The following table presents a reconciliation of the recorded income tax expense or benefit of continuing operations to the amount of taxes computed by applying the applicable federal statutory tax rate of 21.0% to income or loss from continuing operations before income taxes, as of December 31, 2023 and 2022, respectively:

	2023		2022
	Amount	Percent	Amount	Percent
Income tax (benefit) expense at federal statutory rate	$(9,688)	21.0%	$88,204	21.0%
State income taxes, net of federal tax benefit	2,811	(6.1)%	16,297	3.9%
Contingent consideration	—	—	(9,480)	(2.3)%
Nondeductible compensation	485	(1.0)%	(876)	(0.2)%
Permanent items	426	(0.9)%	(2,150)	(0.5)%
Federal and state tax credits, net of federal tax benefit	(804)	1.7%	(520)	(0.1)%
Other, net	(224)	0.5%	(86)	0.0%
Total income tax (benefit) expense	$(6,994)	15.2%	$91,389	21.8%

The tax effects of significant temporary differences which gave rise to the Company’s deferred tax assets and liabilities are as follows at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Investor reserves	$8,613	$8,304
Accrued compensation and benefits	3,023	3,695
Derivatives, net	1,502	515
Deferred compensation	17,189	16,519
Lease liability	19,364	21,551
Research and development credit carryforwards	2,214	836
Net operating loss carryforwards	19,801	12,313
Capitalized research and experimental expenditures	7,514	4,259
Charitable contributions	205	135
Total deferred tax assets	$79,425	$68,127
Deferred tax liabilities:
Mortgage servicing rights	$(280,616)	$(273,101)
Intangible assets	(911)	(1,017)
Trading securities	(25)	(24)
Other accrued liabilities	(4,200)	(5,957)
Right-of-use assets	(17,391)	(19,424)
Securitized reverse mortgage	(161)	—
Property and equipment	(1,142)	(1,567)
Total deferred tax liabilities	(304,446)	(301,090)
Net deferred tax liabilities	$(225,021)	$(232,963)

At December 31, 2023, the Company has federal and state net operating loss (“NOL”) carryforwards of approximately $76.9 million and $70.8 million, respectively. The federal NOL carryforwards can be carried forward indefinitely and can offset up to 80% of future taxable income each year. The state NOL carryforwards begin to expire in 2027. The Company does not expect the federal and state net operating loss carryforwards to expire unused.
At December 31, 2023, the Company has federal and state research tax credit carryforwards of approximately $1.6 million and $0.8 million, respectively. The federal research tax credit carryovers begin to expire in 2042 and the state tax credit carryovers do not expire and can be carried forward indefinitely until utilized.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities including the impact of available carryback and carryforward periods and projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. There are no valuation allowances on deferred tax assets as of December 31, 2023 or 2022.
The Company records interest related to unrecognized tax benefits in interest expense and records penalties as a component of income taxes. There are no unrecognized tax benefits as of December 31, 2023 or 2022, and there were no changes in unrecognized tax benefits during the year. The Company is required to analyze all open years, as defined by the statutes of limitations, for all major jurisdictions, which includes federal and state jurisdictions. The Company is no longer subject to federal examinations prior to 2020 tax year or for state examinations prior to 2019 tax year.
NOTE 16—STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE
Common Stock
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
Restricted Stock Units
The Company issues RSUs under the 2020 Plan, which represent the right to receive, upon vesting, one share of the Company’s Class A common stock. The number of potentially dilutive shares related to RSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the vesting period.
Unvested RSUs under the 2020 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of DEUs. DEUs will be credited as additional RSUs on the dividend payment date, will vest on the same date as the underlying RSUs and are forfeited if the underlying RSUs forfeit prior to vesting. The number of additional RSUs credited will equal (1) the per share cash dividend amount, multiplied by (2) the number of RSUs, divided by (3) the fair market value of a share of Class A common stock on the last trading day before the date of the dividend payment, rounded up to the nearest whole number of RSUs.
Common Stock Dividends
The Company declared and paid dividends of $0.50 per share on its Class A and Class B common stock on September 7, 2023 totaling $30.5 million and paid no such dividends in 2022.
In conjunction with the payment of Guild's dividend in 2023, Guild issued 95,413 DEUs to holders of RSUs. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and a credit to additional paid-in capital.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the next 24 months from such date. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During year ended December 31, 2023, the Company repurchased and subsequently retired 286,398 shares of the Company’s Class A common stock at an average purchase price of $11.41 per share. As of December 31, 2023, $11.2 million remains available for repurchase.
Earnings (loss) Per Share
Basic earnings or loss per share is computed based on the weighted average number of shares of Class A and Class B common stock outstanding during the period using the two-class method. Diluted earnings or loss per share is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include RSUs for Class A common stock.

The following table sets forth the components of basic and diluted earnings per share for the years ended December 31, 2023 and 2022:

	2023	2022
Net (loss) income attributable to Guild	$(39,009)	$328,598

Weighted-average shares outstanding, Class A Common Stock	20,634	20,648
Weighted-average shares outstanding, Class B Common Stock	40,333	40,333
Weighted-average shares outstanding - basic	60,967	60,981

Add dilutive effects of unvested shares of restricted stock - Class A	—	398
Weighted-average shares outstanding - diluted	60,967	61,379

Basic (loss) earnings per share:
Class A and Class B Common Stock	$(0.64)	$5.39
Diluted (loss) earnings per share:
Class A and Class B Common Stock	$(0.64)	$5.35
Approximately 0.7 million potential shares of Class A common stock related to unvested RSUs were excluded from the calculation of diluted loss per share for the year ended December 31, 2023 because they were anti-dilutive due to the net loss. No shares of Class A common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the year ended December 31, 2022.
NOTE 17—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Incentive Plan
In October 2020, the Company’s stockholders approved the 2020 Plan, which is administered by the Compensation Committee of the Board of Directors. The 2020 Plan reserves for issuance a total of 5.5 million shares of Class A common stock to the Company's officers, directors, employees or consultants eligible to receive awards under the 2020 Plan.
The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, cash awards or a combination of the foregoing, to employees, directors or consultants, provided that only employees may be granted incentive stock options.
As of December 31, 2023, there were approximately 2.8 million shares of Class A common stock available to be granted under the 2020 Plan. The 2020 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.
Restricted Stock Units
RSUs granted to employees in connection with the Company's IPO vest 25% on the second and third anniversary of the grant and 50% on the fourth anniversary. Subsequent RSUs granted to employees vest over one to three years. RSUs granted to non-employee directors generally vest on the first anniversary of the grant. RSUs are authorized to settle in shares of the Company's Class A common stock.
The following table shows a summary of the unvested RSUs under the 2020 Plan as of December 31, 2023 as well as activity during the year:

	Weighted Average
	Number of Shares	Grant Date Fair Value
Restricted stock units, unvested, December 31, 2022	1,686,632	$12.78
Granted	817,130	10.90
Vested	(659,936)	12.34
Forfeited	(56,222)	13.14
Restricted stock units, unvested, December 31, 2023	1,787,604	$12.10

Compensation costs recognized for these restricted stock grants were approximately $8.7 million and $7.3 million for the years ended December 31, 2023 and 2022, respectively. The income tax benefit recognized related to this expense was approximately $0.9 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was approximately $11.6 million of unrecognized compensation costs related to these restricted stock grants which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $7.5 million and $4.8 million, respectively.
Defined Contribution Plan
The Company has a 401(k) profit sharing plan covering substantially all employees. Employees may contribute amounts subject to certain Internal Revenue Service and plan limitations. The Company may make discretionary matching and nonelective contributions. Upon completion of the acquisition of Residential Mortgage Services Holdings, Inc. (“RMS”) on July 1, 2021, employees of RMS were eligible to participate in the Company's 401(k) plan or continue participating in RMS’s plan through December 31, 2022. The RMS plan was merged into the Company's plan in January 2023. For the years ended December 31, 2023 and 2022, the Company contributed $7.1 million and $8.8 million, respectively, for 401(k) contributions and related administrative expenses.
Deferred Compensation Plans
The Company has a deferred compensation plan for executives which was frozen effective December 31, 2007. Distribution of a participant’s vested balance is payable in a single lump sum upon death or disability, termination of employment, retirement after attaining age 65 (55 for participants who had an account balance in the plan as of May 1, 2001), or upon termination of the plan. During 2023, the Company distributed cash payments of $5.8 million under this plan. There were no distributions in 2022.
In 2017, the Company commenced a Non-Qualified Deferred Compensation Plan for certain highly compensated executives and employees that allows the participants to defer a portion of their earnings. Distribution of a participant’s vested balance is payable in a single lump sum upon death or disability, termination of employment, retirement, or upon termination of the plan.
NOTE 18—COMMITMENTS AND CONTINGENCIES
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential forward mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans at December 31, 2023 and 2022 were approximately $821.9 million and $810.5 million, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at December 31, 2023 and 2022 were approximately $933.9 million and $1.1 billion, respectively.
The Company has originated reverse mortgage loans under which the borrowers have additional borrowing capacity of $107.3 million at December 31, 2023. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $0.3 million in connection with our reverse mortgage loans, outstanding at December 31, 2023. The Company finances origination of reverse mortgage loans with warehouse lines.
Legal Proceedings
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 19—RELATED PARTY TRANSACTIONS
On January 1, 2019, one of GMC’s former executives retired, which triggered a repurchase of the executive’s membership interest in Guild Management, LLC, and a one-time payout of $2.0 million of deferred compensation. GMC’s former parent, Guild Investors, LLC, sold 13.7038 shares of GMC to the executive in exchange for the executive’s membership interest in Guild Management, LLC. The executive in turn sold the shares back to GMC in exchange for a promissory note of $8.0 million, which is payable over 16 quarters. During 2023 and 2022, the Company made payments of $0.5 million and $2.1 million, respectively, to the executive, and there is no remaining balance as of December 31, 2023.
NOTE 20—REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $253.5 million and $87.0 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company was in compliance with this requirement.
NOTE 21—SEGMENTS
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of December 31, 2023 the Company serviced at least one loan in forty-nine different states. The servicing segment provides a steady stream of cash flow to support the origination segment, and more importantly it allows for the Company to build long-standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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

The following table presents the financial performance and results by segment for the year ended December 31, 2023:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$501,789	$(486)	$501,303	$—	$501,303
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	8,233	—	8,233	—	8,233
Loan servicing and other fees	—	246,144	246,144	—	246,144
Valuation adjustment of mortgage servicing rights	—	(139,560)	(139,560)	—	(139,560)
Interest income (expense)	5,544	43,024	48,568	(10,528)	38,040
Other income, net	805	199	1,004	23	1,027
Net revenue	516,371	149,321	665,692	(10,505)	655,187
Expenses
Salaries, incentive compensation and benefits	456,059	31,298	487,357	42,504	529,861
General and administrative	57,683	11,191	68,874	14,339	83,213
Occupancy, equipment and communication	62,799	4,785	67,584	4,892	72,476
Depreciation and amortization	13,485	496	13,981	599	14,580
Provision for foreclosure losses	—	1,188	1,188	—	1,188
Income tax benefit	—	—	—	(6,994)	(6,994)
Net income (loss)	$(73,655)	$100,363	$26,708	$(65,845)	$(39,137)
The following table presents the financial performance and results by segment for the year ended December 31, 2022:

	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$697,822	$5,852	$703,674	$—	$703,674
Loan servicing and other fees	—	223,403	223,403	—	223,403
Valuation adjustment of mortgage servicing rights	—	217,551	217,551	—	217,551
Interest income (expense)	20,115	5,465	25,580	(6,676)	18,904
Other income, net	(57)	1,146	1,089	200	1,289
Net revenue	717,880	453,417	1,171,297	(6,476)	1,164,821
Expenses
Salaries, incentive compensation and benefits	562,194	29,001	591,195	27,990	619,185
General and administrative	15,249	9,657	24,906	13,179	38,085
Occupancy, equipment and communication	62,556	4,819	67,375	4,332	71,707
Depreciation and amortization	13,889	654	14,543	982	15,525
Provision for foreclosure losses	—	300	300	—	300
Income tax expense	—	—	—	91,389	91,389
Net income (loss)	$63,992	$408,986	$472,978	$(144,348)	$328,630
NOTE 22—SUBSEQUENT EVENT
On February 12, 2024, the Company entered into an asset purchase agreement to acquire certain retail lending assets of privately held Utah-based lender Academy Mortgage Corporation (“Academy Mortgage” or the

“sellers”) for $13.4 million in cash paid at closing plus the sellers have the opportunity to receive cash payments based on the performance of the Academy Mortgage branches. The transaction closed on February 26, 2024. The Company also entered into a Mortgage Servicing Rights Agreement (the “MSR Agreement”) on February 12, 2024 to acquire MSRs. The MSR Agreement is expected to close in the second quarter of 2024. The addition of Academy Mortgage will extend Guild’s market share across its national footprint and will increase the Company’s branches and origination staff. The purchase was financed with a combination of cash and existing borrowings. The Company is evaluating the accounting for this acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures,” as defined in the Rule 13a-15(e) under the Exchange Act. The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of “internal control over financial reporting,” as defined in Rules 13a-15(f) under the Exchange Act.
Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the fourth quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.
ITEM 9B. OTHER INFORMATION
Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “Proxy Statement”) including the sections entitled “Proposal 1: Election of Directors – Information
About Our Board” and “The Board and Its Committees.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the caption “Executive Officer and Director Compensation,” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the Proxy Statement set forth under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
The following table provides information as of December 31, 2023, with respect to the shares of our common stock that may be issued under our 2020 Omnibus Incentive Plan, which was approved by our stockholders. There are no equity compensation plans not approved by stockholders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,787,604	—	4,546,549
Equity compensation plans not approved by security holders	—	—	—
Total	1,787,604	—	4,546,549
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the Proxy Statement set forth under the caption “Certain Relationships and Related Party Transactions,” and “The Board and Its Committees – Director Independence” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Los Angeles, California, Auditor Firm ID: 185.
The information in the Proxy Statement set forth under the caption “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following are filed with this Annual Report:
(1)Financial Statements. See Part II, Item 8 of this Annual Report.
(2)Financial Statement Schedules. Not applicable
(3)Exhibits. See Exhibit Index listed in Item 15(b) hereof for a list of those exhibits filed as part of this Annual Report or incorporated by reference.
(b)Exhibits:
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
10.6†
Executive Nonqualified Excess Plan Adoption Agreement, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-249225), filed on October 1, 2020)

10.7†
Form of Restricted Stock Unit Agreement for IPO Grants to Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-249225), filed on October 1, 2020)

10.8†
Form of Restricted Stock Unit Agreement for IPO Grants to Non-Employee Directors under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-249225), filed on October 1, 2020)

10.9†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Terry Schmidt, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-39645), filed on August 4, 2023)

10.10†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and David Neylan, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-39645), filed on August 4, 2023)

10.11†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Amber Kramer, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No. 001-39645), filed on March 14, 2022)

10.12†
Form of Restricted Stock Unit Agreement to Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-39645), filed on March 14, 2022)

10.13†
Form of Restricted Stock Unit Agreement to Non-Employee Directors under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Guild Holdings Company's Quarterly Report on Form 10-Q (File No. 001-39645), filed on August 8, 2022)

21.1*	Subsidiaries of Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Guild Holdings Company Incentive Compensation Recoupment Policy
101
The following financial information from Guild's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

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

GUILD HOLDINGS COMPANY

Dated: March 14, 2024	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry L. Schmidt	Chief Executive Officer	March 14, 2024
Terry L. Schmidt	(Principal Executive Officer) and Director

/s/ Desiree A. Kramer	Chief Financial Officer	March 14, 2024
Desiree A. Kramer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. Duffy	Chairman of the Board of Directors	March 14, 2024
Patrick J. Duffy

/s/ Edward Bryant, Jr.	Director	March 14, 2024
Edward Bryant, Jr.

/s/ Martha E. Marcon	Director	March 14, 2024
Martha E. Marcon

/s/ Mary Ann McGarry	Director	March 14, 2024
Mary Ann McGarry

/s/ Gioia Messinger	Director	March 14, 2024
Gioia Messinger

/s/ Michael C. Meyer	Director	March 14, 2024
Michael C. Meyer