Form 10-Q
period 2024-03-31
Guild Holdings Co
filed 2024-05-09
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, the registrant had 21,011,358 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

GUILD HOLDINGS COMPANY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Guild Holdings Company, a Delaware corporation, together with its subsidiaries, is referred to in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as “Guild,” “we,” “us,” “our,” and the “Company.” This Quarterly Report contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•Because we are highly dependent on certain U.S. government-sponsored entities and government agencies, we may be adversely impacted by any organizational or pricing changes or changes in our relationship with these entities and agencies.
•Changes in prevailing interest rates or U.S. monetary policies have had and may continue to have a detrimental effect on our business.
•Our servicing rights are subject to termination with or without cause.
•If a significant number of our warehouse lines of credit, on which we are highly dependent, are terminated or reduced, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on us.
•Our existing and any future indebtedness could adversely affect our ability to operate our business, our financial condition or the results of our operations.
•If we do not maintain and improve the technology infrastructure that supports our origination and servicing platform or if we suffer any significant disruption in service on our platform, our ability to serve our clients may be materially and adversely impacted.
•Acquisitions and investments have in the past, and may in the future, cause our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated benefits from such acquisitions and investments.
•Pressure from existing and new competitors may adversely affect our business, operating results, financial condition and prospects.
•Our failure to maintain or grow our historical referral relationships with our referral partners may materially and adversely affect us.
•We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
•A substantial portion of our assets are measured at fair value. From time to time our estimates of their value prove to be inaccurate and we are required to write them down.
•The success and growth of our business will depend upon our ability to adapt to and implement technological changes and to develop and market attractive products and services.
•Adverse events to our clients could occur, which can result in substantial losses that could adversely affect our financial condition.
•Our business could be materially and adversely affected by a cybersecurity breach or other vulnerability involving our computer systems or those of certain third-party service providers.
•Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results, financial condition, and prospects may suffer.
•We are subject to certain operational risks, including, but not limited to, employee or customer fraud, the obligation to repurchase sold loans in the event of a documentation error, and data processing system failures and errors.
•We are periodically required to repurchase mortgage loans that we have sold or indemnify purchasers of our mortgage loans.
•Seasonality may cause fluctuations in our financial results.
•If we fail to protect our brand and reputation, our ability to grow our business and increase the volume of mortgages we originate and service may be adversely affected.
•We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks and the effects of climate change.

•If we are unable to attract, integrate and retain qualified personnel, our ability to develop and successfully grow our business could be harmed.
•Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.
•Changes in, or our failure to comply with, the highly complex legal and regulatory framework applicable to our mortgage loan origination and servicing activities could harm our business, operating results, financial condition, and prospects.
•Our failure to comply with fair lending laws and regulations could lead to a wide variety of negative consequences.
•Our failure to obtain and maintain the appropriate state licenses would prohibit us from originating or servicing mortgages in those states and adversely affect our operations.
•Changes in the guidelines of the GSEs, FHA, VA, USDA, and Ginnie Mae could adversely affect our business.
•Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and HUD could adversely affect our reverse mortgage business.
•Our actual or perceived failure to comply with stringent and evolving legal obligations related to data privacy and security may materially and adversely affect us.
•We may from time to time be subject to litigation, which may be extremely costly to defend, could result in substantial judgment or settlement costs and could subject us to other remedies.
•We are controlled by McCarthy Capital Mortgage Investors, LLC (“MCMI”), and MCMI’s interests may conflict with our interests and the interests of our other stockholders.
•Our directors and executive officers have significant control over our business.
•As a “controlled company,” we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
•We are a holding company and depend upon distributions from GMC to meet our obligations.
•Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market could cause the price of our Class A common stock to fall.
•Our issuance of capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise would dilute all other stockholders.
•There is no assurance that we will pay dividends in the future.
•Certain provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of Guild, which could decrease the trading price of our stock.
•The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
•Our quarterly and annual operating results or other operating metrics may fluctuate significantly and may not meet expectations of research analysts, which could cause the trading price of our Class A common stock to decline.
•If we fail to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to report our financial results accurately on a timely basis, which would result in the loss of investor confidence, delisting, claims or investigations, and cause the market price of our Class A common stock to decline.
We are also subject to other risks and uncertainties described in our Form 10-K for the year ended December 31, 2023 and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.
We disclaim any obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$95,148	$120,260
Restricted cash	6,654	7,121
Mortgage loans held for sale, at fair value	1,126,159	901,227
Reverse mortgage loans held for investment, at fair value	348,076	315,912
Ginnie Mae loans subject to repurchase right	653,978	699,622
Mortgage servicing rights, at fair value	1,216,483	1,161,357
Advances, net	56,226	64,748
Property and equipment, net	14,495	13,913
Right-of-use assets	75,979	65,273
Goodwill and intangible assets, net	232,881	211,306
Other assets	129,973	115,981
Total assets	$3,956,052	$3,676,720
Liabilities and stockholders’ equity
Warehouse lines of credit, net	$1,057,957	$833,781
Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related borrowings	326,804	302,183
Ginnie Mae loans subject to repurchase right	658,018	700,120
Notes payable	185,000	148,766
Accounts payable and accrued expenses	74,817	63,432
Operating lease liabilities	86,311	75,832
Deferred tax liabilities	234,146	225,021
Other liabilities	118,849	144,092
Total liabilities	2,741,902	2,493,227
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 20,769,067 and 20,786,814 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	208	208
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at March 31, 2024 and December 31, 2023	403	403
Additional paid-in capital	49,024	47,158
Retained earnings	1,163,905	1,135,387
Non-controlling interests	610	337
Total stockholders’ equity	1,214,150	1,183,493
Total liabilities and stockholders’ equity	$3,956,052	$3,676,720
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue
Loan origination fees and gain on sale of loans, net	$134,060	$92,651
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	3,230	—
Loan servicing and other fees	65,788	60,087
Valuation adjustment of mortgage servicing rights	20,778	(54,871)
Interest income	24,728	18,245
Interest expense	(16,541)	(12,262)
Other (expense) income, net	(261)	35
Net revenue	231,782	103,885
Expenses
Salaries, incentive compensation and benefits	140,067	111,120
General and administrative	29,211	20,883
Occupancy, equipment and communication	19,815	17,430
Depreciation and amortization	3,754	3,738
Provision for foreclosure losses	392	1,514
Total expenses	193,239	154,685
Income (loss) before income tax expense (benefit)	38,543	(50,800)
Income tax expense (benefit)	10,143	(13,605)
Net income (loss)	28,400	(37,195)
Net loss attributable to non-controlling interests	(98)	(5)
Net income (loss) attributable to Guild	$28,498	$(37,190)

Earnings (loss) per share attributable to Class A and Class B Common Stock:
Basic	$0.47	$(0.61)
Diluted	$0.46	$(0.61)
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	61,109	60,900
Diluted	62,157	60,900
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2022	20,583,130	$206	40,333,019	$403	$42,727	$1,205,885	$66	$1,249,287
Net loss	—	—	—	—	—	(37,190)	(5)	(37,195)
Repurchase and retirement of Class A common stock	(50,166)	(1)	—	—	(567)	—	—	(568)
Stock-based compensation	—	—	—	—	1,756	—	—	1,756
Vesting of restricted stock units	333	—	—	—	—	—	—	—
Shares of Class A common stock withheld related to net share settlement	(137)	—	—	—	(1)	—	—	(1)
Balance at March 31, 2023	20,533,160	$205	40,333,019	$403	$43,915	$1,168,695	$61	$1,213,279

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2023	20,786,814	$208	40,333,019	$403	$47,158	$1,135,387	$337	$1,183,493
Net income (loss)	—	—	—	—	—	28,498	(98)	28,400
Repurchase and retirement of Class A common stock	(17,747)	—	—	—	(251)	—	—	(251)
Stock-based compensation	—	—	—	—	2,137	—	—	2,137
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(20)	20	—	—
Acquisition of non-controlling interests	—	—	—	—	—	—	371	371
Balance at March 31, 2024	20,769,067	$208	40,333,019	$403	$49,024	$1,163,905	$610	$1,214,150
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$28,400	$(37,195)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,754	3,738
Valuation adjustment of mortgage servicing rights	(20,778)	54,871
Valuation adjustment of mortgage loans held for sale	6,408	(7,382)
Valuation adjustment of reverse mortgage loans held for investment and HMBS-related borrowings	(3,230)	—
Unrealized gain on derivatives	(25,072)	(6,052)
Amortization of right-of-use assets	5,410	5,471
Provision for investor reserves	520	1,902
Provision for foreclosure losses	392	1,514
Valuation adjustment of contingent liabilities due to acquisitions, net	1,364	(10)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(81,092)	(50,882)
Deferred income taxes	9,125	(13,199)
Stock-based compensation	2,137	1,756
Origination of mortgage servicing rights	(34,234)	(27,493)
Origination and purchase of mortgage loans held for sale	(3,605,155)	(2,700,053)
Proceeds on sale of and payments from mortgage loans held for sale	3,454,907	2,745,778
Other	1,982	759
Changes in operating assets and liabilities:
Advances and other assets	11,654	13,047
Accounts payable and accrued expenses	11,370	(3,590)
Operating lease liabilities	(5,622)	(5,822)
Other liabilities	(23,683)	(6,712)
Net cash used in operating activities	(261,443)	(29,554)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(17,710)	(2,920)
Origination and purchase of reverse mortgage loans held for investment	(30,543)	—
Principal payments received on reverse mortgage loans held for investment	9,192	—
Issuance of notes receivable	—	(11,250)
Purchases of property and equipment, net	(592)	(1,071)
Other	(1,289)	—
Net cash used in investing activities	(40,942)	(15,241)
Cash flows from financing activities
Borrowings on warehouse lines of credit	3,844,707	2,631,998
Repayments on warehouse lines of credit	(3,620,230)	(2,582,588)
Proceeds from issuance of reverse mortgage loans and tails accounted for as HMBS-related obligations	26,524	—
Repayments on HMBS-related obligations	(9,486)	—
Borrowings on notes payable	36,234	30,000
Repayments on notes payable	—	(26,250)
Net change in related party notes payable	—	(530)
Taxes paid related to net share settlement of equity awards	—	(1)
Repurchases of Class A common stock	(251)	(568)
Other	(692)	—
Net cash provided by financing activities	276,806	52,061
(Decrease) increase in cash, cash equivalents and restricted cash	(25,579)	7,266
Cash, cash equivalents and restricted cash, beginning of period	127,381	146,754
Cash, cash equivalents and restricted cash, end of period	$101,802	$154,020

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental information
Cash paid for interest, net	$3,529	$3,002
Income tax refunds, net of cash paid	$(358)	$(2,233)
Supplemental disclosure of non-cash investing activities:
Measurement period adjustment to goodwill	$—	$760

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$95,148	$147,783
Restricted cash	6,654	6,237
Total cash, cash equivalents and restricted cash	$101,802	$154,020
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Business
Guild Holdings Company, including its consolidated subsidiaries (collectively, “Guild” or the “Company”) originates, sells, and services residential mortgage loans in the United States. The Company operates in two reportable segments, origination and servicing. The Company operates approximately 500 branches with licenses in 49 states and the District of Columbia. The Company originates residential mortgages through retail and correspondent channels.
The Company is certified with the United States Department of Housing and Urban Development (“HUD”) and the Department of Veterans Affairs (“VA”) and operates as a Federal Housing Administration (“FHA”) non-supervised lender. In addition, the Company is an approved issuer with the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), as well as an approved seller and servicer with the Federal National Mortgage Association (“FNMA” or “Fannie Mae”), the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and the United States Department of Agriculture Rural Development (“USDA”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The unaudited condensed consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest or consolidates as a variable interest entity or joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company follows the same accounting policies for preparing quarterly and annual reports.
Reclassifications
Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $795.1 million and $646.5 million at March 31, 2024 and December 31, 2023, respectively.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At March 31, 2024 and

December 31, 2023, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
Mortgage Loans Held for Sale (“MLHS”) — MLHS are carried at fair value. The fair value of MLHS is based on secondary market pricing for loans with similar characteristics, and as such, is classified as a Level Two measurement. Fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level and are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold. We regularly review our critical estimates and assumptions used in the valuation of our MLHS.
Reverse Mortgage Loans Held for Investment — Reverse mortgage loans held for investment are carried at fair value and classified within Level Three of the valuation hierarchy. Fair value is estimated using a present value methodology that discounts estimated projected cash flows over the life of the loan using unobservable inputs which include conditional prepayment rates and discount rates. The conditional prepayment rate assumption is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption used is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value. See “Note 8—Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings” for additional information on the Company's reverse mortgage loans held for investment.
Mortgage Servicing Rights (“MSRs”) — MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the lack of an active market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, costs to service and other economic factors. The Company obtains valuations from an independent third party on a monthly basis, and records an adjustment based on this third-party valuation. See “Note 6—Mortgage Servicing Rights” for additional information on the Company's MSRs.
Derivative Instruments — Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy, and include the following:
Interest Rate Lock Commitments (“IRLCs”) — IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set (or “locked”) prior to funding. The fair value of IRLCs recorded at lock inception is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, net of estimated incentive compensation expenses, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate). The pull-through rate is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data. On a quarterly basis, actual loan pull-through rates are compared to the modeled estimates to confirm the assumptions are reflective of current trends. Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull-through percentage, and the impact to fair value of a change in pull-through would be partially offset by the related change in price.
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

The Company regularly reviews its critical estimates and assumptions used in the valuation of our IRLCs and forward delivery commitments. See “Note 5—Derivative Financial Instruments” for additional information on derivative instruments.
Notes Receivable — Notes receivable are classified within Level Three of the valuation hierarchy as the Company's valuation includes significant unobservable inputs, including consideration of estimates of future earn-out payments, discount rates and expectations about settlement.
HMBS-Related Borrowings — HMBS-related borrowings are carried at fair value and classified within Level Three of the valuation hierarchy. These borrowings are not actively traded; therefore, quoted market prices are not available. The Company determines fair value using a discounted cash flow model, by discounting the projected payment of principal and interest over the estimated life of the borrowing at a market rate, due to significant unobservable inputs, including conditional prepayment rates and discount rates. The discount rate assumption used is primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value. See “Note 8—Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings” for additional information on the Company's HMBS-related borrowings.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At March 31, 2024 the range of the risk adjusted discount rate was 20.8% - 25.0%, with a weighted average of 22.9% and at December 31, 2023 the risk adjusted discount rate was 25.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,126,159	$—	$1,126,159
Reverse mortgage loans held for investment	—	—	348,076	348,076
Mortgage servicing rights	—	—	1,216,483	1,216,483
Derivative assets
Interest rate lock commitments	—	—	23,588	23,588
Forward delivery commitments	—	142	—	142
Notes receivable	—	—	11,006	11,006
Total assets at fair value	$—	$1,126,301	$1,599,153	$2,725,454
Liabilities:
HMBS-related borrowings	$—	$—	$326,804	$326,804
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	3,918	—	3,918
Contingent liabilities due to acquisitions	—	—	20,101	20,101
Total liabilities at fair value	$—	$3,918	$346,905	$350,823

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$901,227	$—	$901,227
Reverse mortgage loans held for investment	—	—	315,912	315,912
Mortgage servicing rights	—	—	1,161,357	1,161,357
Derivative assets
Interest rate lock commitments	—	—	14,902	14,902
Forward delivery commitments	—	693	—	693
Notes receivable	—	—	10,627	10,627
Total assets at fair value	$—	$901,920	$1,502,798	$2,404,718
Liabilities:
HMBS-related borrowings	$—	$—	$302,183	$302,183
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	16,245	—	16,245
Contingent liabilities due to acquisitions	—	—	8,720	8,720
Total liabilities at fair value	$—	$16,245	$310,903	$327,148
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at December 31, 2023	$14,902	$10,627	$8,720
Net transfers and revaluation losses	8,686	—	—
Additions	—	149	10,017
Valuation adjustments	—	230	1,364
Balance at March 31, 2024	$23,588	$11,006	$20,101
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at December 31, 2022	$1,518	$—	$526
Net transfers and revaluation gains	10,688	—	—
Additions	—	11,250	1,702
Valuation adjustments	—	—	(10)
Balance at March 31, 2023	$12,206	$11,250	$2,218
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels for the three months ended March 31, 2024 and 2023.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At March 31, 2024 and December 31, 2023, the Company had the following financial assets measured at fair value on a non-recurring basis:

Ginnie Mae Loans Subject to Repurchase Right — GNMA securitization programs allow servicers to buy back individual delinquent mortgage loans from the securitized loan pool once certain conditions are met. If a borrower makes no payment for three consecutive months, the servicer has the option to repurchase the delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. Under ASC 860, Transfers and Servicing, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. The Company records these assets and liabilities at their fair value, which is determined to be the remaining unpaid principal balance (“UPB”). The Company’s future expected realizable cash flows are the cash payments of the remaining UPB whether paid by the borrower or reimbursed through a claim filed with HUD. The Company considers the fair value of these assets and liabilities to fall into the Level Two bucket in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets' and liabilities' lives.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$653,978	$—	$653,978
Total assets at fair value	$—	$653,978	$—	$653,978
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$658,018	$—	$658,018
Total liabilities at fair value	$—	$658,018	$—	$658,018
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$699,622	$—	$699,622
Total assets at fair value	$—	$699,622	$—	$699,622
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$700,120	$—	$700,120
Total liabilities at fair value	$—	$700,120	$—	$700,120
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

(in thousands)	Fair Value	Principal Amount Due Upon Maturity	Difference
March 31, 2024
Assets:
Mortgage loans held for sale(1)	$1,126,159	$1,125,664	$495
Reverse mortgage loans held for investment(2)	348,076	312,481	35,595
Notes receivable	11,006	11,705	(699)
Liabilities:
HMBS-related borrowings	$326,804	$315,555	$11,249
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $7.8 million and UPB of $10.7 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $6.4 million and UPB of $5.9 million.

(in thousands)	Fair Value	Principal Amount Due Upon Maturity	Difference
December 31, 2023
Assets:
Mortgage loans held for sale(1)	$901,227	$892,816	$8,411
Reverse mortgage loans held for investment(2)	315,912	290,907	25,005
Notes receivable	10,627	11,556	(929)
Liabilities:
HMBS-related borrowings	$302,183	$293,542	$8,641
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $7.3 million and UPB of $9.9 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $3.4 million and UPB of $3.3 million.
NOTE 3—ACQUISITIONS
2024 Acquisitions
On February 12, 2024, the Company entered into an asset purchase agreement to acquire certain retail lending assets of privately held Utah-based lender Academy Mortgage Corporation (“Academy Mortgage”) for a purchase price of $27.0 million including the estimated fair value of contingent consideration that Academy Mortgage could receive based on the performance of the Academy Mortgage branches. The transaction closed on February 26, 2024. The addition of Academy Mortgage will extend Guild’s market share across its national footprint and will increase the Company’s branches and origination staff. The purchase was financed with a combination of cash and existing borrowings.
In March 2024, the Company, through its subsidiary, acquired a controlling interest in Waterton Insurance Group, LLC, a provider of home insurance solutions.
2023 Acquisitions
In 2023, the Company acquired certain assets of First Centennial Mortgage Corporation (“FCM”), Cherry Creek Mortgage LLC (“CCM”) and Legacy Mortgage, LLC (“Legacy”) for a total fair value consideration of $15.4 million, which consisted of $8.0 million in cash, total fair value of contingent consideration of $6.1 million and an original issuance discount on note receivable of $1.3 million.
The Company does not consider the 2024 or 2023 acquisitions to be material, individually or in the aggregate. The acquisitions were accounted for as business combinations, under which the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values and the excess was recorded as goodwill. The preliminary fair values are subject to subsequent adjustments during the measurement period, not to exceed one year from the date of acquisition. The goodwill resulting from the purchase price allocation reflects the expected synergistic benefits of expanding the Company's geographic locations and the existing workforce. The acquired goodwill was allocated to the origination segment and is deductible for tax purposes.
The results of the acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisitions and did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. Transaction costs associated with these transactions were not material and were expensed as incurred within general and administrative expenses in the Condensed Consolidated Statements of Operations.
CCM Note Receivable
In March 2023, the Company issued a note receivable to CCM in the amount of $11.3 million in connection with the acquisition of CCM, which closed in April 2023. The Company recognized a discount on the note receivable of approximately $1.3 million on the date the acquisition closed. The note bears interest at a variable rate tied to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. Also, pursuant to the acquisition, CCM will be entitled to earn-out payments for four years based on certain performance criteria. The earn-out payments will be first allocated to repay the interest and principal due on the note receivable. The note receivable matures in April 2027. If an earn-out payment is not due to CCM, 50% of the interest payment may be “paid-in-kind,” and thereby added to the principal balance. The Company elected to apply the fair value option to this note receivable to align with the accounting treatment for the contingent consideration liability.
NOTE 4—ADVANCES, NET
Advances, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Trust advances	$39,808	$44,487
Foreclosure advances	22,244	25,955
Foreclosure loss reserve	(5,826)	(5,694)
Total advances, net	$56,226	$64,748
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. The activity of the foreclosure loss reserve was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance — beginning of period	$5,694	$8,698
Provision for foreclosure losses	392	1,514
Utilization of foreclosure reserve	(260)	(1,547)
Balance — end of period	$5,826	$8,665
NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. The Company’s derivative instruments are not designated as hedging instruments for accounting purposes; therefore, changes in fair value are recognized in current period earnings. Realized and unrealized gains and losses from the Company's non-designated derivative instruments are included in loan origination fees and gain on sale of loans, net in the Condensed Consolidated Statements of Operations.
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Unrealized hedging gains	$25,072	$6,052
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows as of March 31, 2024 and December 31, 2023:

		Fair Value
(in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance at March 31, 2024
IRLCs	$1,703,364	$23,588	$—
Forward delivery commitments and best efforts sales commitments	$1,780,686	$142	$3,918
Balance at December 31, 2023
IRLCs	$821,865	$14,902	$—
Forward delivery commitments and best efforts sales commitments	$933,850	$693	$16,245
The Company had an additional $158.7 million and $163.8 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at March 31, 2024 and December 31, 2023, respectively. The Company also had $285.0 million and $343.0 million in closed hedge instruments not yet settled at March 31, 2024 and December 31, 2023, respectively. See “Note 2—Fair Value Measurements” for fair value disclosure of the derivative instruments.

The following table presents the unobservable input assumption used to determine the fair value of IRLCs as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% - 100% (88.0%)	0% - 100% (86.5%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty, including the right to obtain cash collateral. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three months ended March 31, 2024 and 2023.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument as of March 31, 2024 and December 31, 2023:

(in thousands)	Gross Amounts of Recognized Assets (Liabilities) in the Balance Sheet	Gross Amounts Offset in the Balance Sheet	Cash Collateral Paid and Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
March 31, 2024
Forward delivery commitments	$540	$(398)	$—	$142
Total assets	$540	$(398)	$—	$142

Forward delivery commitments and best efforts sales commitments	$(5,822)	$1,282	$622	$(3,918)
Total liabilities	$(5,822)	$1,282	$622	$(3,918)

December 31, 2023
Forward delivery commitments	$8	$(2,837)	$3,522	$693
Total assets	$8	$(2,837)	$3,522	$693

Forward delivery commitments and best efforts sales commitments	$(18,105)	$148	$1,712	$(16,245)
Total liabilities	$(18,105)	$148	$1,712	$(16,245)
NOTE 6—MORTGAGE SERVICING RIGHTS
The following table presents the activity of MSRs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance — beginning of period	$1,161,357	$1,139,539
MSRs originated	34,234	27,493
MSRs purchased	114	—
Changes in fair value:
Due to collection/realization of cash flows	(12,119)	(11,170)
Due to changes in valuation model inputs or assumptions	32,897	(43,701)
Balance — end of period	$1,216,483	$1,112,161

The following table presents the unobservable input assumptions used to determine the fair value of MSRs:

	March 31, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.5% (10.9%)	9.6% - 15.5% (10.9%)
Prepayment rate	6.1% - 36.0% (8.0%)	6.4% - 32.0% (8.5%)
Cost to service (per loan)	$71.9 - $657.7 ($96.2)	$72.1 - $366.3 ($96.4)
At March 31, 2024 and December 31, 2023, the MSRs had a weighted average life of approximately 8.2 years and 8.0 years, respectively. See “Note 2 —Fair Value Measurements” for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Servicing fees from servicing portfolio	$64,034	$58,980
Late fees	2,056	1,668
Other ancillary servicing revenue and fees	(302)	(561)
Total loan servicing and other fees	$65,788	$60,087

At March 31, 2024 and December 31, 2023, the UPB of mortgage loans serviced totaled $86.3 billion and $85.0 billion, respectively. Conforming conventional loans serviced by the Company are sold to FNMA or FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at March 31, 2024 and December 31, 2023, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
(in thousands)	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2024
Mortgage servicing rights	$(37,007)	$(73,615)	$(50,026)	$(98,014)	$(10,790)	$(23,250)
December 31, 2023
Mortgage servicing rights	$(36,968)	$(72,701)	$(47,899)	$(93,196)	$(11,315)	$(23,573)

NOTE 7—MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service these loans upon sale through ownership of servicing rights. A reconciliation of the changes in MLHS to the amounts presented in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 is set forth below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance — beginning of period	$901,227	$845,775
Origination of mortgage loans held for sale	3,605,155	2,700,053
Proceeds on sale of and payments from mortgage loans held for sale	(3,454,907)	(2,745,778)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	81,092	50,882
Valuation adjustment of mortgage loans held for sale	(6,408)	7,382
Balance — end of period	$1,126,159	$858,314
NOTE 8—REVERSE MORTGAGE LOANS HELD FOR INVESTMENT AND HMBS-RELATED BORROWINGS
A reconciliation of the changes in reverse mortgage loans held for investment and HMBS-related borrowings for the period presented is below:

	Three Months Ended
	March 31, 2024
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$315,912	$(302,183)
Originations and purchases	30,543	—
Securitization of home equity conversion mortgages (“HECM”) loans and tails accounted for as a financing (including realized fair value changes)	—	(26,524)
Repayments (principal payments received)	(9,192)	9,486
Change in fair value recognized in earnings(2)	10,813	(7,583)
Balance — end of period	$348,076	$(326,804)

Securitized loans (pledged to HMBS-related borrowings)	$333,518	$(326,804)
Unsecuritized loans and tail advances	14,558	—
Total	$348,076	$(326,804)
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
(2)See further breakdown in the table below.

Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings
The following table presents gains (losses) on reverse mortgage loans held for investment and HMBS-related borrowings for the period presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Gain on new originations(1)	$1,284	$—
Gain on tail securitizations(2)	322	—
Net interest income	23	—
Change in fair value of reverse mortgage loans held for investment	1,601	—
Fair value gain recognized in earnings(3)	$3,230	$—
_____________________________
(1)Includes the changes in fair value of newly originated loans held for investment in the period from origination through securitization date.
(2)Includes the cash realized gains upon securitization of tails.
(3)See breakdown between loans held for investment and HMBS-related borrowings in the table above.
The following table presents the unobservable input assumptions used to determine the fair value of reverse mortgage loans held for investment and HMBS-related borrowings as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 9.0 (7.1)	0.1 - 8.9 (7.2)
Discount rate	12.0% - 12.0% (12.0%)	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.5% - 16.4% (8.1%)	6.9% - 11.3% (8.1%)
NOTE 9—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the Company's goodwill and intangible assets, net as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Goodwill	$198,724	$186,181
Intangible assets, net	34,157	25,125
Goodwill and intangible assets, net	$232,881	$211,306
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

(in thousands)
Balance at December 31, 2022	$176,769
Acquisitions	8,654
Purchase accounting adjustments	758
Balance at December 31, 2023	186,181
Acquisitions	12,543
Balance at March 31, 2024	$198,724

Intangible Assets, Net
The following table presents the Company's intangible assets, net as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Referral network	$53,500	$(19,568)	$33,932	$42,300	$(17,625)	$24,675
Non-compete agreements	2,700	(2,475)	225	2,700	(2,250)	450
	$56,200	$(22,043)	$34,157	$45,000	$(19,875)	$25,125
Amortization expense related to intangible assets was $2.2 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.
NOTE 10—WAREHOUSE LINES OF CREDIT, NET
Warehouse lines of credit consisted of the following at March 31, 2024 and December 31, 2023. Changes subsequent to March 31, 2024 have been described in the notes referenced with the below table.

		(in thousands)
	Maturity	March 31, 2024	December 31, 2023
$165 million master repurchase facility agreement(1)	January 2025	$144,366	$122,462
$150 million master repurchase facility agreement(2)	August 2024	117,676	99,059
$300 million master repurchase facility agreement(3)	June 2024	224,468	158,412
$200 million master repurchase facility agreement(4)	May 2024	79,205	87,252
$200 million master repurchase facility agreement(5)	September 2024	109,497	91,039
$300 million master repurchase facility agreement(6)	September 2024	183,168	134,964
$50 million master repurchase facility agreement(7)	N/A	33,764	30,185
$75 million master repurchase facility agreement(8)	N/A	33,390	34,280
$200 million master repurchase facility agreement(9)	N/A	135,278	78,682
		1,060,812	836,335
Prepaid commitment fees		(2,855)	(2,554)
Warehouse lines of credit, net		$1,057,957	$833,781
______________________________
(1)The variable interest rate is calculated using a base rate tied to SOFR.
(2)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $750,000, included in restricted cash.
(3)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility requires a minimum deposit of $1.5 million, included in restricted cash.
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
(7)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility’s maturity date is 30 days from written notice by either the financial institution or the Company. Subsequent to March 31, 2024, this line was increased to $200.0 million.
(8)The interest rate on this facility is 3.375%. This facility is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to five years.
(9)This facility agreement is due on demand and the variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.75%.
The weighted average interest rate for warehouse lines of credit was 7.6% and 7.0% at March 31, 2024 and December 31, 2023, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $5.3 million and $8.7 million in its warehouse buy down accounts as offsets to certain lines of credit at March 31, 2024 and December 31, 2023, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, adjusted pre-tax net income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At March 31, 2024 and December 31, 2023, the Company believes it was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (“ASAP”). The Company can elect to assign FNMA Mortgage-Backed Security (“MBS”) trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There were no outstanding balances as of March 31, 2024 and December 31, 2023.
NOTE 11—NOTES PAYABLE
Revolving Notes
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At March 31, 2024 and December 31, 2023, the Company had $46.0 million and $31.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $100.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2024. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also had an unused facility fee on the average unused balance, which was also paid quarterly. The unused facility fee was waived if the average outstanding balance exceeded 35% of the available combined warehouse and MSR facility. In September 2023, the revolving note was amended to remove the unused facility fee. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At March 31, 2024 and December 31, 2023, the Company had $39.0 million balance and $30.0 million balance, respectively, in outstanding borrowings on this credit facility.
In September 2023, the Company entered into a new revolving note agreement, which it can draw upon as needed. The agreement currently expires in September 2028. Borrowings on the revolving note are collateralized by the Company’s FNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 2.0%. The revolving note has a committed amount of $250.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $400.0 million. At March 31, 2024 and December 31, 2023, the Company had $100.0 million and $87.8 million in outstanding borrowings on this credit facility, respectively.
Term Note
The Company had a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs that had an initial committed amount of $125.0 million and allowed for an increase of the committed amount up to a maximum of $175.0 million. Principal payments of 5% of the outstanding balance were due quarterly, with the remaining principal balance due upon the original maturity date of March 2024. In September 2023, the Company paid in full the $87.5 million remaining balance due on the term note with funds borrowed under a new revolving note agreement with a different lender and the term note agreement was terminated concurrently with repayment.
NOTE 12—STOCKHOLDERS' EQUITY
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
Restricted Stock Units
The Company issues restricted stock units (“RSUs”) under the 2020 Omnibus Incentive Plan (the “2020 Plan”), which represent the right to receive, upon vesting, one share of the Company’s Class A common stock. The number of potentially dilutive shares related to RSUs is based on the number of shares, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the vesting period.
Unvested RSUs under the 2020 Plan have rights to dividends, which entitle holders to the same dividend value per share as holders of common shares in the form of dividend equivalent units (“DEUs”). DEUs will be credited as additional RSUs on the dividend payment date, will vest on the same date as the underlying RSUs and are forfeited if the underlying RSUs forfeit prior to vesting. The number of additional RSUs credited will equal (1) the per share cash dividend amount, multiplied by (2) the number of RSUs, divided by (3) the fair market value of a share of Class A common stock on the last trading day before the date of the dividend payment, rounded up to the nearest whole number of RSUs.
Common Stock Dividends
The Company declared and paid no dividends during the three months ended March 31, 2024 and paid $30.5 million in dividends during the year ended December 31, 2023.
In conjunction with the payment of Guild's dividend in 2023, Guild issued 95,413 DEUs to holders of RSUs. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and a credit to additional paid-in capital.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the following 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the three months ended March 31, 2024, the Company repurchased and subsequently retired 17,747 shares of its Class A common stock for $0.3 million at an average price of $14.16 per share, excluding commissions. During the three months ended March 31, 2023 the Company repurchased and subsequently retired 50,166 shares of its Class A common stock for $0.6 million at an average price of $11.29 per share, excluding commissions. As of March 31, 2024, $10.9 million remains available for repurchase.
NOTE 13—EARNINGS (LOSS) PER SHARE
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

The following table sets forth the components of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(in thousands, except per share amounts)
	2024	2023
Net income (loss) attributable to Guild	$28,498	$(37,190)

Weighted average shares outstanding—Class A Common Stock	20,776	20,567
Weighted average shares outstanding—Class B Common Stock	40,333	40,333
Weighted average shares outstanding—Basic	61,109	60,900

Add: dilutive effects of unvested shares of restricted stock	1,048	—
Weighted average shares outstanding—Diluted	62,157	60,900

Earnings (loss) per share attributable to Class A and Class B Common Stock:
Basic	$0.47	$(0.61)
Diluted	$0.46	$(0.61)
No shares of Class A Common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the three months ended March 31, 2024. Approximately 0.6 million potential shares of Class A common stock related to unvested RSUs were excluded from the calculation of diluted loss per share for the three months ended March 31, 2023 because they were anti-dilutive due to the net loss.
NOTE 14—STOCK-BASED COMPENSATION
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Plan. Compensation costs recognized for these restricted stock grants were approximately $2.1 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively, and are included in salaries, incentive compensation and benefits. As of March 31, 2024, there was approximately $9.2 million of unrecognized compensation costs related to these unvested RSUs which is expected to be recognized over a weighted average period of 1.2 years.
NOTE 15—COMMITMENTS AND CONTINGENCIES
Reserves for loan repurchases from investors
In the ordinary course of business, the Company has exposure to liabilities with respect to certain representations and warranties that we make to the investors who purchase loans that we originate. Under certain circumstances, these representations and warranties could require the Company to repurchase forward mortgage loans, or indemnify the purchaser for losses incurred if there has been a breach of these representations and warranties or if early payment defaults have occurred. The liability for probable losses related to the repurchase and indemnification obligation considers an estimate of probable future repurchase or indemnification obligations from breaches of representations and warranties. The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less any loans that have already been paid in full by the mortgagee, that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make-whole, or that have been repurchased. Additionally, the Company may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC. The liability for investor reserves is included within other liabilities in the Consolidated Balance Sheets.

The activity of the investor reserves was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance — beginning of period	$19,973	$16,094
Provision for investor reserves	520	1,902
Realized losses, net	(2,215)	(1,325)
Balance — end of period	$18,278	$16,671
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential forward mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans at March 31, 2024 and December 31, 2023 were approximately $1.7 billion and $0.8 billion, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at March 31, 2024 and December 31, 2023 were approximately $1.8 billion and $0.9 billion, respectively.
The Company has originated reverse mortgage loans under which the borrowers have additional borrowing capacity of $112.0 million and $107.3 million at March 31, 2024 and December 31, 2023, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $0.9 million and $0.3 million in connection with our reverse mortgage loans, outstanding at March 31, 2024 and December 31, 2023, respectively. The Company finances origination of reverse mortgage loans with warehouse lines.
Legal Proceedings
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 16—REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $260.2 million and $253.5 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company was in compliance with this requirement.
NOTE 17—SEGMENTS
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of March 31, 2024 the Company serviced at least one loan in 49 different states. The servicing segment provides a steady stream of cash flow to support the origination segment, and more importantly it allows for the Company to build long-standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting. The Company also does not allocate certain corporate expenses, which are represented by All Other in the tables below.

The following table presents the financial performance and results by segment for the three months ended March 31, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$133,664	$396	$134,060	$—	$134,060
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	3,230	—	3,230	—	3,230
Loan servicing and other fees	—	65,788	65,788	—	65,788
Valuation adjustment of mortgage servicing rights	—	20,778	20,778	—	20,778
Interest income (expense), net	664	10,456	11,120	(2,933)	8,187
Other income (expense), net	364	22	386	(647)	(261)
Net revenue	137,922	97,440	235,362	(3,580)	231,782
Expenses
Salaries, incentive compensation and benefits	121,105	8,145	129,250	10,817	140,067
General and administrative	20,548	3,862	24,410	4,801	29,211
Occupancy, equipment and communication	16,935	966	17,901	1,914	19,815
Depreciation and amortization	3,491	141	3,632	122	3,754
Provision for foreclosure losses	—	392	392	—	392
Total expenses	162,079	13,506	175,585	17,654	193,239
Income tax expense	—	—	—	10,143	10,143
Net (loss) income	$(24,157)	$83,934	$59,777	$(31,377)	$28,400
The following table presents the financial performance and results by segment for the three months ended March 31, 2023:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$92,276	$375	$92,651	$—	$92,651
Loan servicing and other fees	—	60,087	60,087	—	60,087
Valuation adjustment of mortgage servicing rights	—	(54,871)	(54,871)	—	(54,871)
Interest income (expense), net	1,300	7,410	8,710	(2,727)	5,983
Other (expense) income, net	(2)	52	50	(15)	35
Net revenue	93,574	13,053	106,627	(2,742)	103,885
Expenses
Salaries, incentive compensation and benefits	93,257	7,574	100,831	10,289	111,120
General and administrative	14,494	2,880	17,374	3,509	20,883
Occupancy, equipment and communication	15,174	1,258	16,432	998	17,430
Depreciation and amortization	3,399	142	3,541	197	3,738
Provision for foreclosure losses	—	1,514	1,514	—	1,514
Total expenses	126,324	13,368	139,692	14,993	154,685
Income tax benefit	—	—	—	(13,605)	(13,605)
Net loss	$(32,750)	$(315)	$(33,065)	$(4,130)	$(37,195)

NOTE 18—SUBSEQUENT EVENT
On May 8, 2024, the Company's Board of Directors declared a special cash dividend of $0.50 per share on its Class A and Class B common stock, payable on June 6, 2024, to stockholders of record on May 20, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, including the condensed consolidated financial statements and related notes thereto included in Part I, Item 1. Prior period information has been revised to conform to the current period presentation. The following discussion includes forward-looking statements that reflect our plans, estimates and assumptions and involve numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A. Risk Factors” section of our 2023 Annual Report on Form 10-K. See also “Cautionary Statement Regarding Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section.
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
Our operations consist of two distinct, but related, reportable segments that we refer to as our origination and servicing segments. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. Purchase recapture rate is calculated as the ratio of (i) unpaid principal balance (“UPB”) of our clients that originated a new mortgage with us for the purchase of a home in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of selling their home in a given period. Refinance recapture rate is calculated as the ratio of (i) UPB of our clients that originated a new mortgage loan for the purpose of refinancing an existing mortgage with us in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of a refinance in the same period. Overall recapture rate for a given period is calculated as the ratio of (i) UPB of our clients from both purchase and refinance transactions in a given period, to (ii) the total UPB of our clients that paid off their existing mortgage and originated a new mortgage in a given period. This calculation excludes clients to whom we did not actively market due to contractual prohibitions or other business reasons. Our calculation of purchase recapture rate and overall recapture rate may be different than or otherwise not comparable to similarly named rates used by other companies.
Executive Summary
This executive summary highlights selected 2024 and 2023 financial information that should be considered in the context of the additional discussions below. The UPB of our servicing portfolio excludes any subserviced loans.
•Guild originated $3.9 billion, $3.6 billion and $2.7 billion during the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively. Mortgage interest rates rose during 2023 and remained elevated during the three months ended March 31, 2024. High home prices and low inventory have caused mortgage demand to drop, which has impacted Guild origination volume and the origination volume across the U.S. mortgage market.
•Purchase originations accounted for 90.8%, 92.8% and 92.1%, for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively. According to the Mortgage Bankers Association’s (“MBA”) April 2024 Mortgage Finance Forecast, purchase originations accounted for 77.2%, 81.2% and 80.2% of total one-to-four family originations for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
•Guild’s servicing portfolio as of March 31, 2024 was $86.3 billion of UPB compared to $79.9 billion of UPB as of March 31, 2023, with the average size of the portfolio increasing 8.0% over that time.
•Guild generated $28.5 million of net income, $93.0 million of net loss and $37.2 million of net loss for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively, and diluted earnings per share of $0.46, and diluted loss per share of $1.52 and $0.61 for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
•Guild generated $8.0 million and $12.5 million of adjusted net income and $2.5 million of adjusted net loss for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively, and adjusted diluted earnings per share of $0.13 and $0.20 and adjusted diluted loss per share of $0.04 for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

•Guild generated $16.0 million, $13.2 million and $1.1 million of adjusted EBITDA for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
•Guild’s adjusted return on equity was 2.7%, 4.1% and (0.8)% for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
•Guild had a tangible net book value per share of $16.05 and $15.90 at March 31, 2024 and December 31, 2023, respectively.
•During the three months ended March 31, 2024, we had a 25% purchase recapture rate, a 26% refinance recapture rate and a 26% overall recapture rate, compared to 25%, 19%, and 23% for the three months ended December 31, 2023, respectively and 24%, 30%, and 26% for the three months ended March 31, 2023, respectively.
•In 2024 and 2023, we acquired certain assets of four mortgage lenders to support our growth strategy by expanding our business into new local communities and increasing our presence in the geographic areas we serve our clients. The acquisitions were funded with cash on hand and borrowings totaling approximately $25.0 million.
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
Market and Economic Overview
The Federal Reserve raised the Federal Funds rate by 525 basis points during 2022 and 2023 in an effort to curb inflation and slow economic growth. While the Federal Reserve has left rates unchanged since July 2023, decisions about changes in interest rates by the Federal Reserve could be assessed on a month-to-month basis once the Federal Reserve gains confidence in taming inflation. While the Federal Reserve does not directly control mortgage interest rates, a higher Federal Funds rate and higher inflation usually lead to increases in the 10-year treasury yield, which leads to higher mortgage interest rates. Although the 10-year treasury yield decreased 20 basis points and the 30-year mortgage interest rate decreased 50 basis points during the three months ended March 31, 2024, both remain high, which has led to fewer refinancings and lower prepayment activity in 2023 and 2024. The MBA is forecasting mortgage originations for purchases to increase by 5.1% in 2024 to $1.4 trillion from $1.3 trillion in 2023 and are predicting refinance originations to increase by 34.4% in 2024 to $420 billion from $300 billion in 2023.
Home-buying affordability challenges remain as elevated home prices and mortgage rates cause some buyers to delay purchase plans. Many homeowners with mortgage interest rates well below the current rates are choosing not to sell, further tightening available inventory. As a result of the foregoing market and economic conditions, we have experienced lower origination volume in 2023 and through March 31, 2024. This trend may continue in future periods.
According to the MBA's April 2024 Mortgage Finance Forecast, average 30-year mortgage interest rates decreased by 50 basis points during the three months ended March 31, 2024 and increased by 70 basis points during the year ended December 31, 2023. These mortgage interest rate changes affect the fair value adjustments and assumptions used within the Mortgage Servicing Rights (“MSR”) valuation model. Historically, increases in average mortgage interest rates have generally resulted in lower prepayment speeds. Likewise, increases in average mortgage interest rates may result in subsequent upward adjustments to the fair value of our MSRs for the loans that still exist in our portfolio, depending on the other inputs to the MSR fair value model. For the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, we recorded a gain of $20.8 million and losses of $134.7 million and $54.9 million, respectively, for changes in the fair value of our MSRs. See discussion below under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
The elevated rates in 2023 and 2024, as well as the tight housing supply have led to higher levels of competition and lower gain on sale margins and profitability. Margins may continue to decrease in the future due to higher interest rates and increasing competition among mortgage providers, which has placed additional pressure on pricing. However, future margins will depend on future market demand, capacity and other macroeconomic factors.

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

	Three Months Ended		Change	% Change
($ and units in thousands)	March 31, 2024	December 31, 2023
Origination Data
Total originations(1)	$3,852,539	$3,624,269	$228,270	6.3%
Total originations (units)(2)	12	12	—	—%
Gain on sale margin (bps)(3)	364	330	34	10.3%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	290	347	(57)	(16.4)%
Servicing Data(5)
UPB (period end)	$86,319,074	$85,033,899	$1,285,175	1.5%
Loans serviced (period end)	349	345	4	1.2%
MSR multiple (period end)(6)	4.7	4.5	0.2	4.4%
Weighted average coupon rate	4.2%	4.1%	0.1%	2.4%
Loan delinquency rate 60-plus days (period end)	1.6%	1.8%	(0.2)%	(11.1)%

	Three Months Ended		Change	% Change
($ and units in thousands)	March 31, 2024	March 31, 2023
Origination Data
Total originations(1)	$3,852,539	$2,743,130	$1,109,409	40.4%
Total originations (units)(2)	12	9	3	33.3%
Gain on sale margin (bps)(3)	364	343	21	6.1%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	290	284	6	2.1%
Servicing Data(5)
UPB (period end)	$86,319,074	$79,916,577	$6,402,497	8.0%
Loans serviced (period end)	349	328	21	6.4%
MSR multiple (period end)(6)	4.7	4.6	0.1	2.2%
Weighted average coupon rate	4.2%	3.7%	0.5%	13.5%
Loan delinquency rate 60-plus days (period end)	1.6%	1.5%	0.1%	6.7%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.

(3)Represents loan origination fees and gain on sale of loans, net plus gain on reverse mortgage loans held for investment and HMBS-related borrowings, net divided by total originations, excluding brokered loans, to derive basis points.
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 88.0%, 86.5% and 84.0% as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(5)Excludes reverse mortgage loans, which had UPB of $320.7 million and $295.7 million as of March 31, 2024 and December 31, 2023, respectively.
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
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented in this Quarterly Report adjusted net income, adjusted earnings per share, adjusted EBITDA, adjusted return on equity and tangible net book value per share which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.
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
Adjusted net income. Net income (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted net income, a non-GAAP measure. We define adjusted net income as earnings or loss attributable to Guild excluding (i) the change in the fair value measurements related to our MSRs due to changes in model inputs and assumptions, (ii) change in the fair value of contingent liabilities related to completed acquisitions, net of change in the fair value of notes receivable related to acquisitions, (iii) amortization of acquired intangible assets and (iv) stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted net income is also adjusted by applying an estimated effective tax rate to these adjustments. We exclude the change in the fair value of MSRs due to changes in model inputs and assumptions from adjusted net income and adjusted EBITDA below because we believe this non-cash, non-realized adjustment to net revenues is not indicative of our operating performance or results of operations, but rather reflects changes in model inputs and assumptions (e.g., prepayment speed, discount rate and cost to service assumptions) that impact the carrying value of our MSRs from period to period.
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
Adjusted EBITDA. Net income (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted EBITDA, a non-GAAP measure. We define adjusted EBITDA as earnings before (i) interest expense on non-funding debt (without adjustment for net warehouse interest related to loan fundings and payoff interest related to loan prepayments), (ii) taxes, (iii) depreciation and amortization and (iv) net income attributable to the non-controlling interests, and excluding (v) any change in the fair value measurements of our MSRs due to valuation assumptions, (vi) change in the fair value of contingent liabilities related to completed acquisitions, net of change in the fair value of notes receivable related to acquisitions and (vii) stock-based compensation. We exclude these items because we believe they are not reflective of our core operations or indicative of our ongoing operations.

Adjusted return on equity. Return on equity is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted return on equity, a non-GAAP measure. We define adjusted return on equity as annualized adjusted net income as a percentage of average beginning and ending stockholders’ equity during the period.
Tangible net book value per share. Book value per share is the most directly comparable financial measure calculated and presented in accordance with GAAP for tangible net book value per share. We define tangible net book value per share as total stockholders’ equity attributable to Guild, less goodwill and intangible assets, net divided by the total shares of our Class A and Class B common stock outstanding. The most directly comparable GAAP financial measure for tangible net book value per share is book value per share.
The following tables reconcile our non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and Earnings (Loss) Per Share to Adjusted Earnings (Loss) Per Share
	Three Months Ended		Three Months Ended
(in thousands, except per share amounts)	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Net income (loss) attributable to Guild	$28,498	$(93,004)	$28,498	$(37,190)
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(32,897)	122,255	(32,897)	43,701
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	1,134	1,201	1,134	(10)
Amortization of acquired intangible assets	2,168	1,986	2,168	1,988
Stock-based compensation	2,137	2,245	2,137	1,756
Tax impact of adjustments(1)	7,002	(22,142)	7,002	(12,713)
Adjusted net income (loss)	$8,042	$12,541	$8,042	$(2,468)
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	61,109	61,049	61,109	60,900
Diluted	62,157	61,049	62,157	60,900
Adjusted diluted(2)	62,157	61,781	62,157	60,900

Earnings (loss) per share—Basic	$0.47	$(1.52)	$0.47	$(0.61)
Earnings (loss) per share—Diluted	$0.46	$(1.52)	$0.46	$(0.61)
Adjusted earnings (loss) per share—Basic	$0.13	$0.21	$0.13	$(0.04)
Adjusted earnings (loss) per share—Diluted	$0.13	$0.20	$0.13	$(0.04)
___________________________
(1)Calculated using the estimated effective tax rates of 25.5%, 17.3%, and 26.8% for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
(2)Adjusted diluted weighted average shares outstanding of Class A and Class B Common Stock for the three months ended December 31, 2023 includes 732,000 potential shares of Class A common stock related to unvested RSUs that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive. There were no adjustments for the three months ended March 31, 2024 and March 31, 2023.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended		Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Net income (loss)	$28,400	$(93,121)	$28,400	$(37,195)
Add adjustments:
Interest expense on non-funding debt	3,281	3,235	3,281	2,757
Income tax expense (benefit)	10,143	(26,178)	10,143	(13,605)
Depreciation and amortization	3,754	3,517	3,754	3,738
Change in fair value of MSRs due to model inputs and assumptions	(32,897)	122,255	(32,897)	43,701
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	1,134	1,201	1,134	(10)
Stock-based compensation	2,137	2,245	2,137	1,756
Adjusted EBITDA	$15,952	$13,154	$15,952	$1,142

Reconciliation of Return on Equity to Adjusted Return on Equity
	Three Months Ended		Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Income Statement Data:
Net income (loss) attributable to Guild	$28,498	$(93,004)	$28,498	$(37,190)
Adjusted net income (loss)	$8,042	$12,541	$8,042	$(2,468)

Denominator: Average stockholders' equity	$1,198,822	$1,230,235	$1,198,822	$1,231,283
Return on equity	9.5%	(30.2)%	9.5%	(12.1)%
Adjusted return on equity	2.7%	4.1%	2.7%	(0.8)%

Reconciliation of Book Value Per Share to Tangible Net Book Value Per Share
(in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Total stockholders' equity	$1,214,150	$1,183,493
Less: non-controlling interests	610	337
Total stockholders' equity attributable to Guild	$1,213,540	$1,183,156
Adjustments:
Goodwill	(198,724)	(186,181)
Intangible assets, net	(34,157)	(25,125)
Tangible common equity	$980,659	$971,850

Ending shares of Class A and Class B common stock outstanding	61,102	61,120

Book value per share	$19.86	$19.36
Tangible net book value per share(1)	$16.05	$15.90
___________________________
(1)Tangible net book value per share uses the same denominator as book value per share.

Results of Operations

The following tables summarize our condensed consolidated statements of operations for the three months ended March 31, 2024 compared to December 31, 2023 and the three months ended March 31, 2024 compared to March 31, 2023.

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$134,060	$113,601	$20,459	18.0%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	3,230	3,172	58	1.8%
Loan servicing and other fees	65,788	63,905	1,883	2.9%
Valuation adjustment of mortgage servicing rights	20,778	(134,656)	155,434	115.4%
Interest income	24,728	28,227	(3,499)	(12.4)%
Interest expense	(16,541)	(17,379)	838	4.8%
Other (expense) income, net	(261)	364	(625)	(171.7)%
Net revenue	231,782	57,234	174,548	305.0%
Expenses
Salaries, incentive compensation and benefits	140,067	131,201	8,866	6.8%
General and administrative	29,211	23,073	6,138	26.6%
Occupancy, equipment and communication	19,815	18,108	1,707	9.4%
Depreciation and amortization	3,754	3,517	237	6.7%
Provision for foreclosure losses	392	634	(242)	(38.2)%
Total expenses	193,239	176,533	16,706	9.5%
Income (loss) before income tax expense (benefit)	38,543	(119,299)	157,842	132.3%
Income tax expense (benefit)	10,143	(26,178)	36,321	138.7%
Net income (loss)	28,400	(93,121)	121,521	130.5%
Net loss attributable to non-controlling interests	(98)	(117)	19	16.2%
Net income (loss) attributable to Guild	$28,498	$(93,004)	$121,502	130.6%

	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$134,060	$92,651	$41,409	44.7%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	3,230	—	3,230	NM
Loan servicing and other fees	65,788	60,087	5,701	9.5%
Valuation adjustment of mortgage servicing rights	20,778	(54,871)	75,649	137.9%
Interest income	24,728	18,245	6,483	35.5%
Interest expense	(16,541)	(12,262)	(4,279)	(34.9)%
Other (expense) income, net	(261)	35	(296)	(845.7)%
Net revenue	231,782	103,885	127,897	123.1%
Expenses
Salaries, incentive compensation and benefits	140,067	111,120	28,947	26.1%
General and administrative	29,211	20,883	8,328	39.9%
Occupancy, equipment and communication	19,815	17,430	2,385	13.7%
Depreciation and amortization	3,754	3,738	16	0.4%
Provision for foreclosure losses	392	1,514	(1,122)	(74.1)%
Total expenses	193,239	154,685	38,554	24.9%
Income (loss) before income tax expense (benefit)	38,543	(50,800)	89,343	175.9%
Income tax expense (benefit)	10,143	(13,605)	23,748	174.6%
Net income (loss)	28,400	(37,195)	65,595	176.4%
Net loss attributable to non-controlling interests	(98)	(5)	(93)	NM
Net income (loss) attributable to Guild	$28,498	$(37,190)	$65,688	176.6%
__________________________
NM—Not meaningful.
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Gain on sale of loans	$72,241	$82,951	$(10,710)	(12.9)%
Loan origination fees	9,476	11,934	(2,458)	(20.6)%
Fair value of originated MSRs	31,370	33,638	(2,268)	(6.7)%
Changes in fair value of mortgage loans held for sale (“MLHS”) and interest rate lock commitments (“IRLCs”)	9,717	13,440	(3,723)	(27.7)%
Changes in fair value of forward commitments	11,776	(27,734)	39,510	142.5%
Provision for investor reserves	(520)	(628)	108	17.2%
Total loan origination fees and gain on sale of loans, net	$134,060	$113,601	$20,459	18.0%

The decrease in gain on sale of loans for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 was driven by losses on settling forward commitments.
Guild's purchase volume percentage decreased from 92.8% to 90.8% of total originations for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 due to recent interest rate decreases which led to increased refinance activity in 2024.
The decrease in loan origination fees for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 was driven by an increase in third-party costs related to borrower credit report fees.
The increase in changes in fair value of forward commitments for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 was driven by increased gains on the hedges of our locked pipeline due to settlement of commitments.

	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Gain on sale of loans	$72,241	$47,964	$24,277	50.6%
Loan origination fees	9,476	7,940	1,536	19.3%
Fair value of originated MSRs	31,370	25,134	6,236	24.8%
Changes in fair value of MLHS and IRLCs	9,717	18,150	(8,433)	(46.5)%
Changes in fair value of forward commitments	11,776	(4,635)	16,411	354.1%
Provision for investor reserves	(520)	(1,902)	1,382	72.7%
Total loan origination fees and gain on sale of loans, net	$134,060	$92,651	$41,409	44.7%
The increase in gain on sale of loans for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by an increase in loan sales of $863.4 million, or 32.0%. Additionally, our gain on sale margins increased to 364 basis points during the three months ended March 31, 2024 from 343 basis points during the three months ended March 31, 2023.
Total purchase volume for originations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 decreased from 92.1% to 90.8% due to recent interest rate decreases which led to increased refinance activity in 2024.
Loan origination fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 increased $1.5 million, or 19.3%. The increase in loan origination fees is consistent with our loan origination volume increase of 40.4%, offset by increases in third-party costs related to borrower credit report fees.
The decrease in the changes in fair value of MLHS and IRLC for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by general increasing mortgage interest rate environment during the 2024 period compared to a decreasing mortgage interest rate environment for same period in 2023.
The increase in changes in fair value of forward commitments for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by increased gains on the hedges of our locked pipeline.

The tables below provide additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented.

	Three Months Ended			% Change
($ and units in thousands)	March 31, 2024	December 31, 2023	Change
Loan origination volume by type:
Conventional conforming	$2,211,777	$2,070,923	$140,854	6.8%
Government(1)	1,129,649	1,019,136	110,513	10.8%
Other(2)	511,113	534,210	(23,097)	(4.3)%
Total originations	$3,852,539	$3,624,269	$228,270	6.3%
Service retained(3)	72.2%	77.2%	(5.0)%	(6.5)%
Gain on sale margin (bps)(4)	364	330	34	10.3%
Weighted average note rate	6.7%	7.3%	(0.6)%	(8.2)%

Excludes reverse and brokered loans:
Purchase	90.8%	92.8%	(2.0)%	(2.2)%
Refinance	9.2%	7.2%	2.0%	27.8%
Total locked volume(5)	$5,247,958	$3,786,552	$1,461,406	38.6%
Pull-through adjusted locked volume(6)	$4,618,203	$3,275,367	$1,342,836	41.0%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	290	347	(57)	(16.4)%
Purchase recapture rate	25.3%	24.9%	0.4%	1.6%
Refinance recapture rate	25.9%	18.7%	7.2%	38.5%
Overall recapture rate	25.6%	23.0%	2.6%	11.3%

	Three Months Ended			% Change
($ and units in thousands)	March 31, 2024	March 31, 2023	Change
Loan origination volume by type:
Conventional conforming	$2,211,777	$1,648,376	$563,401	34.2%
Government(1)	1,129,649	790,285	339,364	42.9%
Other(2)	511,113	304,469	206,644	67.9%
Total originations	$3,852,539	$2,743,130	$1,109,409	40.4%
Service retained(3)	72.2%	87.1%	(14.9)%	(17.1)%
Gain on sale margin (bps)(4)	364	343	21	6.1%
Weighted average note rate	6.7%	6.4%	0.3%	4.7%

Excludes reverse and brokered loans:
Purchase	90.8%	92.1%	(1.3)%	(1.4)%
Refinance	9.2%	7.9%	1.3%	16.5%
Total locked volume(5)	$5,247,958	$3,879,760	$1,368,198	35.3%
Pull-through adjusted locked volume(6)	$4,618,203	$3,258,998	$1,359,205	41.7%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	290	284	6	2.1%
Purchase recapture rate	25.3%	24.0%	1.3%	5.4%
Refinance recapture rate	25.9%	30.1%	(4.2)%	(14.0)%
Overall recapture rate	25.6%	25.9%	(0.3)%	(1.2)%
___________________________
(1)Government includes forward and reverse loans.
(2)Other includes state housing, non-agency, second liens and brokered loans.
(3)Represents loans sold for which we continue to act as the servicer.

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
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 88.0%, 86.5%, and 84.0% for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings, Net
The gain on origination and securitization related to our reverse mortgage portfolio was $3.2 million for each of the three months ended March 31, 2024 and December 31, 2023. There was no comparable activity relating to our reverse mortgage portfolio in the three months ended March 31, 2023 because we began originating reverse mortgages in the second quarter of 2023.
Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended			% Change
($ in thousands)	March 31, 2024	December 31, 2023	$ Change
Servicing fees from servicing portfolio	$64,034	$62,621	$1,413	2.3%
Late fees	2,056	1,772	284	16.0%
Other ancillary servicing revenue and fees	(302)	(488)	186	38.1%
Total loan servicing and other fees	$65,788	$63,905	$1,883	2.9%
Servicing fee income increased 2.3% for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, from $62.6 million to $64.0 million. The increase was mostly due to the 1.5% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced.

	Three Months Ended			% Change
($ in thousands)	March 31, 2024	March 31, 2023	$ Change
Servicing fees from servicing portfolio	$64,034	$58,980	$5,054	8.6%
Late fees	2,056	1,668	388	23.3%
Other ancillary servicing revenue and fees	(302)	(561)	259	46.2%
Total loan servicing and other fees	$65,788	$60,087	$5,701	9.5%
Servicing fee income increased 8.6% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, from $59.0 million to $64.0 million. The increase was mostly due to the 7.9% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced.

The tables below provide additional details regarding our servicing portfolio composition and key performance indicators for the periods presented.

	Three Months Ended			% Change
($ and units in thousands)	March 31, 2024	December 31, 2023	Change
Ending UPB of servicing portfolio(1)	$86,319,074	$85,033,899	$1,285,175	1.5%
Average UPB of servicing portfolio	$85,676,487	$84,369,815	$1,306,672	1.5%
Weighted average servicing fee	0.31%	0.31%	—%	—%
Weighted average coupon rate	4.2%	4.1%	0.1%	2.4%
Weighted average prepayment speed(2)	8.0%	8.5%	(0.5)%	(5.9)%
MSR multiple (period end)(3)	4.7	4.5	0.2	4.4%
Loans serviced (period end)	349	345	4	1.2%
Loan delinquency rate 60-plus days (period end)	1.6%	1.8%	(0.2)%	(11.1)%

	Three Months Ended			% Change
($ and units in thousands)	March 31, 2024	March 31, 2023	Change
Ending UPB of servicing portfolio(1)	$86,319,074	$79,916,577	$6,402,497	8.0%
Average UPB of servicing portfolio	$85,676,487	$79,404,782	$6,271,705	7.9%
Weighted average servicing fee	0.31%	0.30%	0.01%	3.3%
Weighted average coupon rate	4.2%	3.7%	0.5%	13.5%
Weighted average prepayment speed(2)	8.0%	8.4%	(0.4)%	(4.8)%
MSR multiple (period end)(3)	4.7	4.6	0.1	2.2%
Loans serviced (period end)	349	328	21	6.4%
Loan delinquency rate 60-plus days (period end)	1.6%	1.5%	0.1%	6.7%
___________________________
(1)Excludes reverse mortgage loans of $320.7 million and $295.7 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Represents the percentage of UPB that will pay off ahead of time in each period, calculated as an annual rate. This estimate is calculated by our third-party valuation provider.
(3)Represents a metric used to determine the relative value of our MSRs in relation to our annualized retained servicing fee. It is calculated by dividing (a) the fair market value of our MSRs as of a specified date by (b) the weighted average annualized retained servicing fee for our servicing portfolio as of such date. We exclude purchased MSRs from this calculation because our servicing portfolio consists primarily of originated MSRs and, consequently, purchased MSRs do not have a material impact on our weighted average service fee.
Valuation Adjustment of Mortgage Servicing Rights
The tables below provide the components of our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(12,119)	$(12,401)	$282	2.3%
Change in fair value of MSRs due to model inputs and assumptions	32,897	(122,255)	155,152	126.9%
Total MSR valuation adjustment	$20,778	$(134,656)	$155,434	115.4%

	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(12,119)	$(11,170)	$(949)	(8.5)%
Change in fair value of MSRs due to model inputs and assumptions	32,897	(43,701)	76,598	175.3%
Total MSR valuation adjustment	$20,778	$(54,871)	$75,649	137.9%
The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. The weighted average estimated prepayment speed of loans in our servicing portfolio was 8.0% at March 31, 2024 compared to 8.5% at December 31, 2023 and 8.4% at March 31, 2023. Although quarterly average interest rates decreased during the three months ended March 31, 2024 according to the MBA Mortgage Finance Forecast, an uptick in interest rates at the end of the quarter resulted in the decreased estimated prepayment speed, as the valuation is based on interest rates and other market factors as of the last day of the period. The lower estimated prepayment speed indicates that prepayments will decrease in the future, which results in an increase in the value of the MSR asset.
Interest Income
The tables below provide additional details regarding our interest income for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Interest income, funding	$12,695	$14,564	$(1,869)	(12.8)%
Interest income earnings credit	11,148	12,050	(902)	(7.5)%
Other	885	1,613	(728)	(45.1)%
Total interest income	$24,728	$28,227	$(3,499)	(12.4)%
Interest income, funding decreased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 due to lower weighted average note rates on loans originated, offset by an increase in origination volume of 6.3%.
Interest income earnings credit decreased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 due to our cash balances yielding a lower earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset.

	Three Months Ended			% Change
($ in thousands)	March 31, 2024	March 31, 2023	$ Change
Interest income, funding	$12,695	$9,751	$2,944	30.2%
Interest income earnings credit	11,148	8,094	3,054	37.7%
Other	885	400	485	121.3%
Total interest income	$24,728	$18,245	$6,483	35.5%
Interest income, funding increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase in origination volume and higher weighted average note rates on loans originated.
Interest income earnings credit increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset.

Interest Expense
The tables below provide additional details regarding our interest expense for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Interest expense, funding facilities	$11,188	$12,032	$(844)	(7.0)%
Interest expense, other financing	3,590	3,417	173	5.1%
Bank servicing charges	1,379	1,559	(180)	(11.5)%
Payoff interest expense	384	371	13	3.5%
Total interest expense	$16,541	$17,379	$(838)	(4.8)%
Interest expense, funding facilities decreased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 due to lower average daily balances held with our warehouse lenders.

	Three Months Ended			% Change
($ in thousands)	March 31, 2024	March 31, 2023	$ Change
Interest expense, funding facilities	$11,188	$7,321	$3,867	52.8%
Interest expense, other financing	3,590	3,093	497	16.1%
Bank servicing charges	1,379	1,529	(150)	(9.8)%
Payoff interest expense	384	319	65	20.4%
Total interest expense	$16,541	$12,262	$4,279	34.9%
Interest expense funding facilities increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the increase in origination volume.
Interest expense, other financing increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in the average balances on our MSR borrowings.
Expenses

Salaries, Incentive Compensation and Benefits
The tables below provide additional details regarding our salaries, incentives compensation and benefits expense for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Salaries	$73,990	$71,900	$2,090	2.9%
Incentive compensation	42,081	39,637	2,444	6.2%
Benefits	23,996	19,664	4,332	22.0%
Total salaries, incentive compensation and benefits expense	$140,067	$131,201	$8,866	6.8%
Salaries increased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, primarily due to increased staffing levels related to the Academy acquisition.
Incentive compensation increased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, primarily due to the 6.3% increase in origination volume.
Benefits increased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, primarily due to an increase in compensation, including retention bonuses and salaries related to our acquisition of Academy, as well as a seasonal increase in payroll taxes as individual taxable wage limits are typically met towards the end of the fiscal year.

	Three Months Ended			% Change
($ in thousands)	March 31, 2024	March 31, 2023	$ Change
Salaries	$73,990	$63,651	$10,339	16.2%
Incentive compensation	42,081	28,736	13,345	46.4%
Benefits	23,996	18,733	5,263	28.1%
Total salaries, incentive compensation and benefits expense	$140,067	$111,120	$28,947	26.1%
Salaries expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to increased headcount related to acquisitions. Our average number of employees increased to approximately 4,800 in Q1 2024 from approximately 4,000 in Q1 2023, an increase of 18.4%.
Incentive compensation expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the increase in origination volume of 40.4%.
Benefits expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increased headcount.
General and Administrative
The tables below provide additional details regarding our general and administrative expense for the periods presented.

	Three Months Ended		$ Change	% Change
($ in thousands)	March 31, 2024	December 31, 2023
Professional fees	$15,055	$11,633	$3,422	29.4%
Advertising and promotions	7,661	4,955	2,706	54.6%
Office supplies, travel and entertainment	3,798	3,242	556	17.1%
Contingent liability and notes receivable fair value adjustment, net	1,134	1,201	(67)	(5.6)%
Other	1,563	2,042	(479)	(23.5)%
Total general and administrative expense	$29,211	$23,073	$6,138	26.6%
Total general and administrative expense increased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, primarily due to an increase in professional fees and advertising and promotions expense discussed in more detail below.
Professional fees increased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, primarily due to an increase in acquisition and integration-related costs. Additionally, per-loan verification fees increased by $1.2 million due to third-party pricing increases as well as the increase in origination volume.
Advertising and promotions expense increased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, primarily due to holding our annual sales meeting in February 2024.

	Three Months Ended		$ Change	% Change
($ in thousands)	March 31, 2024	March 31, 2023
Professional fees	$15,055	$11,361	$3,694	32.5%
Advertising and promotions	7,661	5,841	1,820	31.2%
Office supplies, travel and entertainment	3,798	2,779	1,019	36.7%
Contingent liability and notes receivable fair value adjustment, net	1,134	(10)	1,144	NM
Other	1,563	912	651	71.4%
Total general and administrative expense	$29,211	$20,883	$8,328	39.9%
___________________________
NM—Not meaningful.
Total general and administrative expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in professional fees,

advertising and promotions, office supplies, travel and entertainment and contingent liability fair value adjustment expenses discussed in more detail below.
Professional fees increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to per-loan verification fees increasing $0.9 million because of third-party pricing increases and increases in origination volume, as well as increases for acquisition and integration-related costs.
Advertising and promotions expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a $1.0 million increase in the cost of our annual sales meeting due to the increase in the number of sales professionals from acquisitions.
Office supplies, travel and entertainment expense increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to postage rate increases as well as travel related to our annual sales meeting and acquisition-related trainings.
The increase to the contingent liability fair value adjustment, net during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to revisions made to the estimated fair value of earn-out obligations related to our acquisitions based on revised forecasted amounts.
Occupancy, Equipment and Communication
The tables below provide additional details regarding our occupancy, equipment and communication expense for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Occupancy	$11,133	$10,003	$1,130	11.3%
Equipment	2,043	2,167	(124)	(5.7)%
Communication	6,639	5,938	701	11.8%
Total occupancy, equipment and communication expense	$19,815	$18,108	$1,707	9.4%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases or any decreases associated with downsizing office space.
Total occupancy, equipment and communication expense increased from $18.1 million for the three months ended December 31, 2023 to $19.8 million for the three months ended March 31, 2024 due to an increase in occupancy expense as we acquired new operating leases in connection with recent acquisitions.

	Three Months Ended			% Change
($ in thousands)	March 31, 2024	March 31, 2023	$ Change
Occupancy	$11,133	$9,978	$1,155	11.6%
Equipment	2,043	2,025	18	0.9%
Communication	6,639	5,427	1,212	22.3%
Total occupancy, equipment and communication expense	$19,815	$17,430	$2,385	13.7%
Total occupancy, equipment and communication expense increased from $17.4 million for the three months ended March 31, 2023 to $19.8 million for the three months ended March 31, 2024 due to an increase in software costs to support our origination segment. Additionally, occupancy expense increase as we acquired new operating leases in connection with recent acquisitions.
Depreciation and Amortization
Depreciation and amortization expense is expected to remain consistent as most furniture, equipment and leasehold improvements are depreciated on a straight-line basis and intangible assets are amortized on a straight-line basis. Depreciation and amortization expense increased slightly from $3.5 million for the three months ended December 31, 2023 to $3.8 million for the three months ended March 31, 2024 due to increased amortization of intangible assets associated with recent acquisitions. Additionally, there was an increase in amortization of internally-developed software which is capitalized over its useful life, as we continued to develop our technology infrastructure. Depreciation and amortization expense remained relatively flat from $3.7 million during the three months ended March 31, 2023 to $3.8 million for the three months ended March 31, 2024. An increase in intangible asset and internally-developed software amortization during these time periods was offset by a decrease in depreciation of furniture and equipment due to the continued reduction of our facilities footprint.
Provision for Foreclosure Losses
Our provision for foreclosure losses decreased from $0.6 million for the three months ended December 31, 2023 to $0.4 million for the three months ended March 31, 2024, primarily due to a decrease in the average loss rate experienced on loans in foreclosure. Our provision for foreclosure losses decreased from $1.5 million for the three months ended March 31, 2023 to $0.4 million for the three months ended March 31, 2024 due to a decrease in the average loss rate experienced on loans in foreclosure, as well as a decrease in the number of loans in foreclosure, partially due to a moratorium on foreclosures of VA loans instituted by the VA, which will remain in effect through May 2024.
Our 60-plus days delinquency rate was 1.6%, 1.8% and 1.5% at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The delinquency rate decreased compared to the prior quarter, which is a typical seasonal change associated with the receipt of individual income tax refunds. The delinquency rate compared to the prior year remained relatively flat. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Segment Results
Our operations are comprised of two distinct, but related reportable segments that we refer to as our origination and servicing segments. We operate our origination segment from office locations throughout the United States. Our licensed sales professionals and support staff cultivate deep relationships with our referral partners and clients and provide a customized approach to the loan transaction, whether it is a purchase or a refinance. Although our origination and servicing segments are separated for this presentation, management sees the two segments as intricately related and interdependent. We believe that our servicing segment provides a steady stream of revenue to support our origination segment and that, more importantly, our servicing segment positions us to build longstanding client relationships that drive repeat and referral business back to the origination segment to recapture our clients’ future mortgage transactions. In particular, the growth of our servicing segment is dependent on the continued growth of our origination volume because our servicing portfolio consists primarily of originated MSRs.
Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for three months ended March 31, 2024 compared to the three months ended December 31, 2023 and the three months ended March 31, 2024 compared to the three months ended March 31, 2023. These results do not include unallocated corporate costs. See “Note 17—Segments” of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information about our segments.
Origination
The tables below provide additional details regarding our origination segment results for the periods presented.

	Three Months Ended
	March 31, 2024	December 31, 2023	$ Change	% Change
($ in thousands)
Loan origination fees and gain on sale, net	$133,664	$114,202	$19,462	17.0%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	3,230	3,172	58	1.8%
Interest income, net	664	1,525	(861)	(56.5)%
Other income, net	364	298	66	22.1%
Net revenue	137,922	119,197	18,725	15.7%
Salaries, incentive compensation and benefits	121,105	111,800	9,305	8.3%
General and administrative	20,548	15,432	5,116	33.2%
Occupancy, equipment and communication	16,935	15,443	1,492	9.7%
Depreciation and amortization	3,491	3,287	204	6.2%
Total expenses	162,079	145,962	16,117	11.0%
Net loss allocated to origination	$(24,157)	$(26,765)	$2,608	9.7%

The $18.7 million increase in the origination segment's net revenue for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 was primarily driven by the revenue from loan origination fees and gain on sale of loans, net increase of $19.5 million, or 17.0%, due to an increase in origination volume of 6.3% and an increase in gain on sale margins from 330 bps to 364 bps.
Interest income, net decreased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, primarily due to lower weighted average note rates on loans originated, offset by an increase in origination volume of 6.3%.
Salaries, incentive compensation and benefits expense increased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, primarily due to the increase in origination volume.
General and administrative expense increased for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023, primarily due to holding our annual sales meeting in February 2024, as well as increases in per-loan verification fees due to third-party pricing increases as well as the increase in volume.

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change
($ in thousands)
Loan origination fees and gain on sale, net	$133,664	$92,276	$41,388	44.9%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	3,230	—	3,230	NM
Interest income, net	664	1,300	(636)	(48.9)%
Other income (expense), net	364	(2)	366	NM
Net revenue	137,922	93,574	44,348	47.4%
Salaries, incentive compensation and benefits	121,105	93,257	27,848	29.9%
General and administrative	20,548	14,494	6,054	41.8%
Occupancy, equipment and communication	16,935	15,174	1,761	11.6%
Depreciation and amortization	3,491	3,399	92	2.7%
Total expenses	162,079	126,324	35,755	28.3%
Net loss allocated to origination	$(24,157)	$(32,750)	$8,593	26.2%
___________________________
NM—Not meaningful.

The $44.3 million increase in the origination segment's net revenue for the three months ended March 31, 2024 compared to 2023 was primarily driven by the revenue from loan origination fees and gain on sale of loans, net increase of $41.4 million, or 44.9%, due to an increase in origination volume of 40.4% and an increase in gain on sale margins from 343 bps to 364 bps.
The $3.2 million increase in gain on reverse mortgage loans held for investment and HMBS-related borrowings, net for the three months ended March 31, 2024 compared to 2023 was the result of initiating this activity in the second quarter of 2023.
Interest income, net decreased for three months ended March 31, 2024 compared to 2023 primarily due to lower average daily balances held with our warehouse lenders.
Salaries, incentive compensation and benefits expense increased for the three months ended March 31, 2024 compared to 2023 due to an increase in origination volume and due to increased staffing levels related to acquisitions.
General and administrative expense increased for the three months ended March 31, 2024 compared to 2023 primarily due to a loss related to the valuation adjustment on our contingent liability during the three months ended March 31, 2024 compared to no adjustment to the contingent liability during the three months ended March 31, 2023. Additionally, there was an increase in advertising expense due to the increase in the cost of our annual sales meeting due to additional sales professionals, as well as an increase in per-loan verification fees due to the increase in volume.

Servicing
The tables below provide additional details regarding our servicing segment results for the periods presented.

	Three Months Ended
	March 31, 2024	December 31, 2023	$ Change	% Change
($ and units in thousands)
UPB of servicing portfolio (period end)	$86,319,074	$85,033,899	$1,285,175	1.5%
Loans serviced (period end)	349	345	4	1.2%

Loan servicing and other fees	$65,788	$63,867	$1,921	3.0%
Loan origination fees and gain on sale, net	396	(601)	997	165.9%
Other income, net	22	49	(27)	(55.1)%
Total revenue	66,206	63,315	2,891	4.6%
Valuation adjustment of MSRs	20,778	(134,656)	155,434	115.4%
Interest income, net	10,456	12,140	(1,684)	(13.9)%
Net revenue	97,440	(59,201)	156,641	264.6%
Salaries, incentive compensation and benefits	8,145	8,125	20	0.2%
General and administrative	3,862	3,118	744	23.9%
Occupancy, equipment and communication	966	898	68	7.6%
Depreciation and amortization	141	119	22	18.5%
Provision for foreclosure losses	392	634	(242)	(38.2)%
Total expenses	13,506	12,894	612	4.7%
Net income (loss) allocated to servicing	$83,934	$(72,095)	$156,029	216.4%
The $156.6 million increase in the servicing segment's net revenue for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 was primarily driven by the valuation adjustment of MSRs downward adjustment of $134.7 million for the three months ended December 31, 2023 compared to a upward adjustment of $20.8 million for the three months ended March 31, 2024, for a revenue increase of $155.4 million. See discussion above under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
Loan servicing and other fees for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 increased by $1.9 million, primarily due to the 1.5% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced.
Interest income, net for the three months ended March 31, 2024 compared to the previous quarter ended December 31, 2023 decreased $1.7 million, primarily due to a decrease in interest income earnings credits due to our cash balances yielding a lower earnings credit rate.

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change
($ and units in thousands)
UPB of servicing portfolio (period end)	$86,319,074	$79,916,577	$6,402,497	8.0%
Loans serviced (period end)	349	328	21	6.4%

Loan servicing and other fees	$65,788	$60,087	$5,701	9.5%
Loan origination fees and gain on sale, net	396	375	21	5.6%
Other income, net	22	52	(30)	(57.7)%
Total revenue	66,206	60,514	5,692	9.4%
Valuation adjustment of MSRs	20,778	(54,871)	75,649	137.9%
Interest income, net	10,456	7,410	3,046	41.1%
Net revenue	97,440	13,053	84,387	646.5%
Salaries, incentive compensation and benefits	8,145	7,574	571	7.5%
General and administrative	3,862	2,880	982	34.1%
Occupancy, equipment and communication	966	1,258	(292)	(23.2)%
Depreciation and amortization	141	142	(1)	(0.7)%
Provision for foreclosure losses	392	1,514	(1,122)	(74.1)%
Total expenses	13,506	13,368	138	1.0%
Net income (loss) allocated to servicing	$83,934	$(315)	$84,249	NM
___________________________
NM—Not meaningful.
The $84.4 million increase in the servicing segment's net revenue for the three months ended March 31, 2024 compared to 2023 was primarily driven by the valuation adjustment of MSRs downward adjustment of $54.9 million for the three months ended March 31, 2023 compared to an upward adjustment of $20.8 million for the three months ended March 31, 2024, for a revenue increase of $75.6 million. See discussion above under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
Loan servicing and other fees for the three months ended March 31, 2024 compared to 2023 increased $5.7 million, primarily due to the 7.9% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced.
The increase in interest income of $3.0 million for the three months ended March 31, 2024 compared to 2023 primarily relates to an increase in interest income earnings credit for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and used to offset bank fees.
Liquidity, Capital Resources and Cash Flows
Historically, our primary sources of liquidity have included:
•cash flows from our operations, including:
◦sale of whole loans into the secondary market;
◦loan origination fees;
◦servicing fee income; and
◦interest income on MLHS;
•borrowings on warehouse lines of credit to originate mortgage loans; and
•borrowings on our notes payable.
Historically, our primary uses of funds have included:
•cash flows used in our operations, including but not limited to:
◦origination of MLHS;

◦payment of interest expense; and
◦payment of operating expenses, including personnel costs and IT infrastructure;
•repayments on warehouse lines of credit;
•repayments on our notes payable;
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
Our loan funding facilities are primarily in the form of master repurchase agreements, which we refer to as “warehouse lines of credit.” Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from our operations. Once closed, the underlying mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During 2024, our loans remained on warehouse lines of credit for an average of 16 days. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we must pay under the loan funding facilities.
When we sell a pool of loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the loan funding facilities. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our loan funding facilities.
As of March 31, 2024, we had nine different loan funding facilities in different amounts and with various maturities, including an early buyout facility. The early buyout facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. As of March 31, 2024, the total facility size under our loan facilities was approximately $1.6 billion, with combined outstanding balances of approximately $1.1 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary. We intend to renew our warehouse lines of credit maturing in 2024 and 2025.
As of March 31, 2024, we had three different notes payable, collateralized by MSRs, in different amounts with different maturities. As of March 31, 2024, the aggregate facility size of our notes payable facilities totaled $700.0 million, with combined outstanding balances of $185.0 million. Subject to certain commitment amounts and borrowing base limitations, we had $300.0 million of borrowing capacity available under our notes payable. The borrowing capacity under our notes payable is restricted by the valuation of our servicing portfolio. We intend to renew the note payable maturing in 2024.
The amount of financing advanced on each individual loan under our loan funding facilities is determined by agreed upon advance rates, but may be less than the stated rate due to fluctuations in the market value of the mortgage loans securing the financings. If the lenders providing the funds under our loan funding facilities determine that the value of the loans serving as collateral for our borrowings under those facilities has decreased, they can initiate a margin call to require us to provide additional collateral or reduce the amount outstanding with respect to those loans. Our inability or unwillingness to satisfy such a request could result in the termination of the related facilities and a potential default under our other loan funding facilities. In addition, a large unanticipated margin call could have a material adverse effect on our liquidity.
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of March 31, 2024, we had posted $5.3 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
Our loan funding facilities and notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and (iv) satisfying certain adjusted pre-tax net income requirements. We may need to seek waivers or amendments of covenants depending on future operating performance. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of March 31, 2024 and December 31, 2023.
Our debt obligations are summarized below by facility as of March 31, 2024:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$144,366	$165,000		January 2025
	117,676	150,000		August 2024
	224,468	300,000		June 2024
	79,205	200,000		May 2024
	109,497	200,000		September 2024
	183,168	300,000	(1)	September 2024
	33,764	50,000	(2)	N/A
	135,278	200,000	(3)	N/A
	33,390	75,000	(4)	N/A
Total warehouse lines of credit	1,060,812	1,640,000
Notes payable	100,000	400,000	(5)	September 2028
	46,000	200,000	(6)	August 2027
	39,000	100,000	(1)	September 2024
Total notes payable	185,000	700,000
___________________________
(1)Amounts drawn on the notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.
(2)This facility's maturity date is 30 days from written notice from either the financial institution or us.
(3)This facility agreement is due on demand.
(4)Each buyout transaction carries a maximum term of five years from the date of repurchase.
(5)Facility provides for committed amount of $250.0 million, which can be increased up to $400.0 million.
(6)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.

Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of March 31, 2024 and December 31, 2023.

Cash Flows
Our cash flows are summarized below:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net cash used in operating activities	$(261,443)	$(29,554)
Net cash used in investing activities	(40,942)	(15,241)
Net cash provided by financing activities	276,806	52,061
(Decrease) increase in cash, cash equivalents and restricted cash	$(25,579)	$7,266
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Loans held for sale	$(224,932)	$(12,539)
Other operating sources	(36,511)	(17,015)
Net cash used in operating activities	$(261,443)	$(29,554)
For the three months ended March 31, 2024 our loan sales were less than our loan originations with loan sales at $3.6 billion and loan originations at $3.9 billion. For the three months ended March 31, 2023 our loan sales and loan originations were flat at $2.7 billion. When loan sales are higher than loan originations we typically experience a net cash inflow and when loan originations are higher than loan sales we typically experience a net cash outflow. Therefore, in the three months ended March 31, 2024 we experienced a net cash outflow from our loans held for sale compared to the three months ended March 31, 2023 during which our cash used was minimal. The increase in cash used by other operating sources was primarily due higher operating expenses driven by overall higher origination volume.
Investing activities
Our investing activities primarily consist of originations and payment activity on loans held for investment, strategic acquisitions and purchases of property and equipment. Cash used in investing activities increased for the three months ended March 31, 2024 compared to the prior period, primarily due to the origination of $30.5 million in reverse mortgage loans and advances held for investment, offset by payments received of $9.2 million. There was no comparable activity for the three months ended March 31, 2023 as we began originating reverse mortgage loans in the second quarter of 2023. We also used $17.7 million to fund acquisitions in the three months ended March 31, 2024 compared to $2.9 million in the prior period. In three months ended March 31, 2023 we issued a note receivable for $11.3 million in connection with the acquisition of CCM.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Three Months Ended March 31,
($ in thousands)	2024	2023
Warehouse lines of credit	$224,477	$49,410
Notes payable	36,234	3,750
Other financing sources	16,095	(1,099)
Net cash provided by financing activities	$276,806	$52,061
Borrowings under warehouse lines of credit move directionally with our MLHS. When our loan originations are higher than our loan sales, borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, our repayments on those lines would typically be higher than our borrowings. During the three months ended March 31, 2024 our loan originations exceeded our loan sales causing a net cash inflow by warehouse lines of credit compared to the three months ended March 31, 2023 where our loan sales and loan originations were relatively flat causing the cash provided by warehouse lines of credit to be minimal.
The increase in cash provided by other financing activities was primarily driven by net borrowings of $36.2 million during the three months ended March 31, 2024 compared to net borrowings of $3.8 million during the three months ended March 31, 2023 on our notes payable. In addition, we borrowed $26.5 million in connection with our reverse mortgage securitizations in the three months ended March 31, 2024, which was offset by payments of $9.5 million on our HMBS-related obligations. There was no comparable activity for the three months ended March 31, 2023 as we began originating reverse mortgage loans in the second quarter of 2023.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. During the three months ended March 31, 2024, we repurchased and subsequently retired 17,747 shares of our Class A common stock at an average purchase price of $14.16 per share, excluding commissions. As of March 31, 2024, $10.9 million remains available for repurchase.
Interest Rate Lock Commitments
We enter into IRLCs with borrowers who have applied for residential forward mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans, adjusted for pull-through, were approximately $1.5 billion and $710.9 million as of March 31, 2024 and December 31, 2023, respectively. See “Note 15—Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures,” as defined in the Rule 13a-15(e) under the Exchange Act. The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information with respect to Guild’s repurchases of shares of its Class A common stock during the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(1)
January 1, 2024 to January 31, 2024	8,340	$13.84	8,340	$10,995
February 1, 2024 to February 29, 2024	6,342	$14.54	6,342	$10,903
March 1, 2024 to March 31, 2024	3,065	$14.25	3,065	$10,859
Total	17,747	$14.16	17,747
_____________________________
(1)     On May 5, 2022, our Board of Directors approved a share repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. As of March 31, 2024, $10.9 million remains available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
101
The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

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

GUILD HOLDINGS COMPANY

Dated: May 9, 2024	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer

Dated: May 9, 2024	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer