Form 10-Q
period 2024-06-30
Guild Holdings Co
filed 2024-08-08
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 21,053,279 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$102,185	$120,260
Restricted cash	5,620	7,121
Mortgage loans held for sale, at fair value	1,729,007	901,227
Reverse mortgage loans held for investment, at fair value	376,182	315,912
Ginnie Mae loans subject to repurchase right	568,176	699,622
Mortgage servicing rights, at fair value	1,292,662	1,161,357
Advances, net	53,640	64,748
Property and equipment, net	16,262	13,913
Right-of-use assets	72,562	65,273
Goodwill and intangible assets, net	230,452	211,306
Other assets	133,096	115,981
Total assets	$4,579,844	$3,676,720
Liabilities and stockholders’ equity
Warehouse lines of credit, net	$1,616,569	$833,781
Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related borrowings	358,101	302,183
Ginnie Mae loans subject to repurchase right	574,707	700,120
Notes payable	271,000	148,766
Accounts payable and accrued expenses	80,253	63,432
Operating lease liabilities	82,780	75,832
Deferred tax liabilities	244,722	225,021
Other liabilities	129,276	144,092
Total liabilities	3,357,408	2,493,227
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 21,061,207 and 20,786,814 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	211	208
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at June 30, 2024 and December 31, 2023	403	403
Additional paid-in capital	51,352	47,158
Retained earnings	1,169,852	1,135,387
Non-controlling interests	618	337
Total stockholders’ equity	1,222,436	1,183,493
Total liabilities and stockholders’ equity	$4,579,844	$3,676,720
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Loan origination fees and gain on sale of loans, net	$205,848	$136,925	$339,908	$229,576
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,134	2,306	5,364	2,306
Loan servicing and other fees	67,709	60,211	133,497	120,298
Valuation adjustment of mortgage servicing rights	2,134	27,890	22,912	(26,981)
Interest income	36,219	26,584	60,947	44,829
Interest expense	(28,647)	(17,329)	(45,188)	(29,591)
Other income, net	288	224	27	259
Net revenue	285,685	236,811	517,467	340,696
Expenses
Salaries, incentive compensation and benefits	188,938	144,903	329,005	256,023
General and administrative	28,398	20,448	57,609	41,331
Occupancy, equipment and communication	20,348	18,402	40,163	35,832
Depreciation and amortization	3,970	3,661	7,724	7,399
(Reversal of) provision for foreclosure losses	(496)	(1,044)	(104)	470
Total expenses	241,158	186,370	434,397	341,055
Income (loss) before income taxes	44,527	50,441	83,070	(359)
Income tax expense (benefit)	6,936	13,505	17,079	(100)
Net income (loss)	37,591	36,936	65,991	(259)
Net income (loss) attributable to non-controlling interests	8	—	(90)	(5)
Net income (loss) attributable to Guild	$37,583	$36,936	$66,081	$(254)

Earnings (loss) per share attributable to Class A and Class B Common Stock:
Basic	$0.61	$0.61	$1.08	$—
Diluted	$0.60	$0.60	$1.06	$—
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	61,337	60,962	61,223	60,931
Diluted	62,393	61,801	62,275	60,931
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2022	20,583,130	$206	40,333,019	$403	$42,727	$1,205,885	$66	$1,249,287
Net loss	—	—	—	—	—	(37,190)	(5)	(37,195)
Repurchase and retirement of Class A common stock	(50,166)	(1)	—	—	(567)	—	—	(568)
Stock-based compensation	—	—	—	—	1,756	—	—	1,756
Vesting of restricted stock units	333	—	—	—	—	—	—	—
Shares of Class A common stock withheld related to net share settlement	(137)	—	—	—	(1)	—	—	(1)
Balance at March 31, 2023	20,533,160	$205	40,333,019	$403	$43,915	$1,168,695	$61	$1,213,279
Net income	—	—	—	—	—	36,936	—	36,936
Repurchase and retirement of Class A common stock	(51,588)	(1)	—	—	(549)	—	—	(550)
Stock-based compensation	—	—	—	—	2,323	—	—	2,323
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(23)	23	—	—
Vesting of restricted stock units	211,733	2	—	—	(2)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(48,163)	—	—	—	(523)	—	—	(523)
Balance at June 30, 2023	20,645,142	$206	40,333,019	$403	$45,141	$1,205,654	$61	$1,251,465
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2023	20,786,814	$208	40,333,019	$403	$47,158	$1,135,387	$337	$1,183,493
Net income (loss)	—	—	—	—	—	28,498	(98)	28,400
Repurchase and retirement of Class A common stock	(17,747)	—	—	—	(251)	—	—	(251)
Stock-based compensation	—	—	—	—	2,137	—	—	2,137
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(20)	20	—	—
Acquisition of non-controlling interests	—	—	—	—	—	—	371	371
Balance at March 31, 2024	20,769,067	$208	40,333,019	$403	$49,024	$1,163,905	$610	$1,214,150
Net income	—	—	—	—	—	37,583	8	37,591
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(30,702)	—	(30,702)
Repurchase and retirement of Class A common stock	(14,221)	—	—	—	(201)	—	—	(201)
Stock-based compensation	—	—	—	—	2,687	—	—	2,687
Dividend equivalents on unvested restricted stock units issued	—	—	—	—	943	(943)	—	—
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(9)	9	—	—
Vesting of restricted stock units	384,174	4	—	—	(4)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(77,813)	(1)	—	—	(1,088)	—	—	(1,089)
Balance at June 30, 2024	21,061,207	$211	40,333,019	$403	$51,352	$1,169,852	$618	$1,222,436
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$65,991	$(259)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,724	7,399
Valuation adjustment of mortgage servicing rights	(22,912)	26,981
Valuation adjustment of mortgage loans held for sale	718	6,106
Valuation adjustment of reverse mortgage loans held for investment and HMBS-related borrowings	(5,364)	(2,306)
Unrealized gain on derivatives	(17,506)	(15,755)
Amortization of right-of-use assets	11,313	10,888
Provision for investor reserves	4,556	5,018
(Reversal of) provision for foreclosure losses	(104)	470
Valuation adjustment of contingent liabilities due to acquisitions, net	7,838	1,248
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(235,539)	(151,020)
Deferred income taxes	19,701	(147)
Stock-based compensation	4,824	4,079
Origination of mortgage servicing rights	(89,631)	(71,945)
Origination and purchase of mortgage loans held for sale	(9,650,745)	(7,012,503)
Proceeds on sale of and payments from mortgage loans held for sale	9,057,786	6,877,200
Other	3,160	2,015
Changes in operating assets and liabilities:
Advances and other assets	6,895	14,611
Accounts payable and accrued expenses	17,145	1,610
Operating lease liabilities	(11,875)	(11,579)
Other liabilities	(24,917)	(8,010)
Net cash used in operating activities	(850,942)	(315,899)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(17,710)	(5,480)
Origination and purchase of reverse mortgage loans held for investment	(67,483)	(34,402)
Principal payments received on reverse mortgage loans held for investment	23,620	—
Issuance of notes receivable	—	(11,250)
Purchases of property and equipment, net	(4,023)	(2,423)
Other	(19,490)	(854)
Net cash used in investing activities	(85,086)	(54,409)
Cash flows from financing activities
Borrowings on warehouse lines of credit	10,292,580	6,954,199
Repayments on warehouse lines of credit	(9,509,783)	(6,614,142)
Proceeds from issuance of reverse mortgage loans and tails accounted for as HMBS-related obligations	66,201	—
Repayments on HMBS-related obligations	(21,326)	—
Borrowings on notes payable	122,234	30,000
Repayments on notes payable	—	(32,500)
Net change in related party notes payable	—	(530)
Dividends paid	(30,702)	—
Repurchases of Class A common stock	(452)	(1,118)
Taxes paid related to net share settlement of equity awards	(1,089)	(524)
Other	(1,211)	—
Net cash provided by financing activities	916,452	335,385
Decrease in cash, cash equivalents and restricted cash	(19,576)	(34,923)
Cash, cash equivalents and restricted cash, beginning of period	127,381	146,754
Cash, cash equivalents and restricted cash, end of period	$107,805	$111,831

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental information
Cash paid for interest, net	$14,938	$7,173
Income tax refunds, net of cash paid	$(2,472)	$(2,144)
Supplemental disclosure of non-cash investing activities:
Measurement period adjustment to goodwill	$—	$760

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$102,185	$105,963
Restricted cash	5,620	5,868
Total cash, cash equivalents and restricted cash	$107,805	$111,831
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Business
Guild Holdings Company, including its consolidated subsidiaries (collectively, “Guild” or the “Company”) originates, sells, and services residential mortgage loans in the United States. The Company operates in two reportable segments, origination and servicing. The Company operates approximately 480 branches with licenses in 49 states and the District of Columbia. The Company originates residential mortgages through retail and correspondent channels.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $954.7 million and $646.5 million at June 30, 2024 and December 31, 2023, respectively.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At June 30, 2024 and

December 31, 2023, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At June 30, 2024 the range of the risk adjusted discount rate was 23.2% - 25.0%, with a weighted average of 24.1% and at December 31, 2023 the risk adjusted discount rate was 25.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,729,007	$—	$1,729,007
Reverse mortgage loans held for investment	—	—	376,182	376,182
Mortgage servicing rights	—	—	1,292,662	1,292,662
Derivative assets
Interest rate lock commitments	—	—	18,172	18,172
Forward delivery commitments	—	2,754	—	2,754
Notes receivable	—	—	11,376	11,376
Total assets at fair value	$—	$1,731,761	$1,698,392	$3,430,153
Liabilities:
HMBS-related borrowings	$—	$—	$358,101	$358,101
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	4,666	—	4,666
Contingent liabilities due to acquisitions	—	—	26,575	26,575
Total liabilities at fair value	$—	$4,666	$384,676	$389,342

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$901,227	$—	$901,227
Reverse mortgage loans held for investment	—	—	315,912	315,912
Mortgage servicing rights	—	—	1,161,357	1,161,357
Derivative assets
Interest rate lock commitments	—	—	14,902	14,902
Forward delivery commitments	—	693	—	693
Notes receivable	—	—	10,627	10,627
Total assets at fair value	$—	$901,920	$1,502,798	$2,404,718
Liabilities:
HMBS-related borrowings	$—	$—	$302,183	$302,183
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	16,245	—	16,245
Contingent liabilities due to acquisitions	—	—	8,720	8,720
Total liabilities at fair value	$—	$16,245	$310,903	$327,148
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2024:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at March 31, 2024	$23,588	$11,006	$20,101
Net transfers and revaluation losses	(5,416)	—	—
Additions	—	159	—
Valuation adjustments	—	211	6,474
Balance at June 30, 2024	$18,172	$11,376	$26,575

Balance at December 31, 2023	$14,902	$10,627	$8,720
Net transfers and revaluation losses	3,270	—	—
Additions	—	308	10,017
Valuation adjustments	—	441	7,838
Balance at June 30, 2024	$18,172	$11,376	$26,575

The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2023:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at March 31, 2023	$12,206	$11,250	$2,218
Net transfers and revaluation losses	(6,593)	—	—
Additions	—	—	4,401
Valuation adjustments	—	(1,426)	1,174
Balance at June 30, 2023	$5,613	$9,824	$7,793

Balance at December 31, 2022	$1,518	$—	$526
Net transfers and revaluation losses	4,095	—	—
Additions	—	11,250	6,103
Valuation adjustments	—	(1,426)	1,164
Balance at June 30, 2023	$5,613	$9,824	$7,793
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels for the three and six months ended June 30, 2024 and June 30, 2023.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At June 30, 2024 and December 31, 2023, the Company had the following financial assets measured at fair value on a non-recurring basis:
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at June 30, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$568,176	$—	$568,176
Total assets at fair value	$—	$568,176	$—	$568,176
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$574,707	$—	$574,707
Total liabilities at fair value	$—	$574,707	$—	$574,707

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$699,622	$—	$699,622
Total assets at fair value	$—	$699,622	$—	$699,622
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$700,120	$—	$700,120
Total liabilities at fair value	$—	$700,120	$—	$700,120
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

(in thousands)	Fair Value	Principal Amount Due Upon Maturity	Difference
June 30, 2024
Assets:
Mortgage loans held for sale(1)	$1,729,007	$1,723,047	$5,960
Reverse mortgage loans held for investment(2)	376,182	335,691	40,491
Notes receivable	11,376	11,864	(488)
Liabilities:
HMBS-related borrowings	$358,101	$348,865	$9,236
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $5.6 million and UPB of $7.3 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $3.1 million and UPB of $3.0 million.

(in thousands)	Fair Value	Principal Amount Due Upon Maturity	Difference
December 31, 2023
Assets:
Mortgage loans held for sale(1)	$901,227	$892,816	$8,411
Reverse mortgage loans held for investment(2)	315,912	290,907	25,005
Notes receivable	10,627	11,556	(929)
Liabilities:
HMBS-related borrowings	$302,183	$293,542	$8,641
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $7.3 million and UPB of $9.9 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $3.4 million and UPB of $3.3 million.
NOTE 3—ACQUISITIONS
The following acquisitions were accounted for as business combinations, under which the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values and the excess was recorded as goodwill. The preliminary fair values are subject to subsequent adjustments during the measurement period, not to exceed one year from the date of acquisition.

The goodwill resulting from the purchase price allocation reflects the expected synergistic benefits of expanding the Company's geographic locations and the existing workforce. The acquired goodwill was allocated to the origination segment and is deductible for tax purposes.
2024 Acquisitions
On February 12, 2024, the Company entered into an asset purchase agreement to acquire certain retail lending assets of privately held Utah-based lender Academy Mortgage Corporation (“Academy Mortgage”) for a purchase price of $27.0 million including the estimated fair value of contingent consideration that Academy Mortgage could receive based on the performance of the Academy Mortgage branches. The transaction closed on February 26, 2024. The addition of Academy Mortgage is expected to extend Guild’s market share across its national footprint and increase the Company’s branches and origination staff. The purchase was financed with a combination of cash and existing borrowings.
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
The Company does not consider the 2024 or 2023 acquisitions to be material, individually or in the aggregate. The results of the acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisitions. Transaction costs associated with these transactions were not material and were expensed as incurred within general and administrative expenses in the Condensed Consolidated Statements of Operations.
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
NOTE 4—ADVANCES, NET
Advances, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Trust advances	$35,126	$44,487
Foreclosure advances	23,321	25,955
Foreclosure loss reserve	(4,807)	(5,694)
Total advances, net	$53,640	$64,748
Management has established a foreclosure reserve for estimated uncollectible balances of the foreclosure and trust advances. The activity of the foreclosure loss reserve was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance — beginning of period	$5,826	$8,665	$5,694	$8,698
(Reversal of) provision for foreclosure losses	(496)	(1,044)	(104)	470
Utilization of foreclosure reserve	(523)	(962)	(783)	(2,509)
Balance — end of period	$4,807	$6,659	$4,807	$6,659

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. The Company’s derivative instruments are not designated as hedging instruments for accounting purposes; therefore, changes in fair value are recognized in current period earnings. Realized and unrealized gains and losses from the Company's non-designated derivative instruments are included in loan origination fees and gain on sale of loans, net in the Condensed Consolidated Statements of Operations. Derivative assets are included within other assets and derivative liabilities are included within other liabilities in the Consolidated Balance Sheets.
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Unrealized hedging (losses) gains	$(7,566)	$9,703	$17,506	$15,755
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows as of June 30, 2024 and December 31, 2023:

		Fair Value
(in thousands)	Notional Value	Derivative Asset	Derivative Liability
June 30, 2024
IRLCs	$1,821,836	$18,172	$—
Forward delivery commitments and best efforts sales commitments	$1,923,277	$2,754	$4,666
December 31, 2023
IRLCs	$821,865	$14,902	$—
Forward delivery commitments and best efforts sales commitments	$933,850	$693	$16,245
The Company had an additional $314.6 million and $163.8 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at June 30, 2024 and December 31, 2023, respectively. The Company also had $455.0 million and $343.0 million in closed hedge instruments not yet settled at June 30, 2024 and December 31, 2023, respectively. See “Note 2—Fair Value Measurements” for fair value disclosure of the derivative instruments.
The following table presents the unobservable input assumption used to determine the fair value of IRLCs as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% - 100% (88.0%)	0% - 100% (86.5%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty, including the right to obtain cash collateral. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and six months ended June 30, 2024 and June 30, 2023.

The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument as of June 30, 2024 and December 31, 2023:

(in thousands)	Gross Amounts of Recognized Assets (Liabilities) in the Balance Sheet	Gross Amounts Offset in the Balance Sheet	Cash Collateral Paid and Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
June 30, 2024
Forward delivery commitments	$1,602	$(3,436)	$4,588	$2,754
Total assets	$1,602	$(3,436)	$4,588	$2,754

Forward delivery commitments and best efforts sales commitments	$(6,733)	$2,017	$50	$(4,666)
Total liabilities	$(6,733)	$2,017	$50	$(4,666)

December 31, 2023
Forward delivery commitments	$8	$(2,837)	$3,522	$693
Total assets	$8	$(2,837)	$3,522	$693

Forward delivery commitments and best efforts sales commitments	$(18,105)	$148	$1,712	$(16,245)
Total liabilities	$(18,105)	$148	$1,712	$(16,245)
NOTE 6—MORTGAGE SERVICING RIGHTS
The following table presents the activity of MSRs for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance — beginning of period	$1,216,483	$1,112,161	$1,161,357	$1,139,539
MSRs originated	55,397	44,452	89,631	71,945
MSRs purchased	18,648	—	18,762	—
Changes in fair value:
Due to collection/realization of cash flows	(18,511)	(15,890)	(30,630)	(27,060)
Due to changes in valuation model inputs or assumptions	20,645	43,780	53,542	79
Balance — end of period	$1,292,662	$1,184,503	$1,292,662	$1,184,503
The following table presents the unobservable input assumptions used to determine the fair value of MSRs:

	June 30, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.5% (10.8%)	9.6% - 15.5% (10.9%)
Prepayment rate	6.0% - 42.9% (7.9%)	6.4% - 32.0% (8.5%)
Cost to service (per loan)	$71.9 - $466.1 ($96.2)	$72.1 - $366.3 ($96.4)
At June 30, 2024 and December 31, 2023, the MSRs had a weighted average life of approximately 8.2 years and 8.0 years, respectively. See “Note 2 —Fair Value Measurements” for additional information regarding the valuation of MSRs.

Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Servicing fees from servicing portfolio	$66,065	$59,410	$130,099	$118,390
Late fees	2,042	1,619	4,098	3,287
Other ancillary servicing revenue and fees	(398)	(818)	(700)	(1,379)
Total loan servicing and other fees	$67,709	$60,211	$133,497	$120,298

At June 30, 2024 and December 31, 2023, the UPB of mortgage loans serviced for others totaled $89.1 billion and $85.0 billion, respectively, including loans subserviced by third-parties of $1.6 billion at June 30, 2024. Conforming conventional loans serviced by the Company are sold to FNMA or FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at June 30, 2024 and December 31, 2023, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
(in thousands)	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2024
Mortgage servicing rights	$(40,735)	$(79,215)	$(53,549)	$(103,281)	$(12,841)	$(25,506)
December 31, 2023
Mortgage servicing rights	$(36,968)	$(72,701)	$(47,899)	$(93,196)	$(11,315)	$(23,573)
NOTE 7—MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service these loans upon sale through ownership of servicing rights. A reconciliation of the changes in MLHS to the amounts presented in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023 is set forth below:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance — beginning of period	$901,227	$845,775
Origination and purchase of mortgage loans held for sale	9,650,745	7,012,503
Proceeds on sale of and payments from mortgage loans held for sale	(9,057,786)	(6,877,200)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	235,539	151,020
Valuation adjustment of mortgage loans held for sale	(718)	(6,106)
Balance — end of period	$1,729,007	$1,125,992
NOTE 8—REVERSE MORTGAGE LOANS HELD FOR INVESTMENT AND HMBS-RELATED BORROWINGS
A reconciliation of the changes in reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented is below:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$348,076	$(326,804)	$315,912	$(302,183)
Originations and purchases	36,940	—	67,483	—
Securitization of home equity conversion mortgages (“HECM”) loans and tails accounted for as a financing (including realized fair value changes)	—	(39,677)	—	(66,201)
Repayments (principal payments received)	(14,428)	11,840	(23,620)	21,326
Change in fair value recognized in earnings(2)	5,594	(3,460)	16,407	(11,043)
Balance — end of period	$376,182	$(358,101)	$376,182	$(358,101)

Securitized loans (pledged to HMBS-related borrowings)	$365,005	$(358,101)	$365,005	$(358,101)
Unsecuritized loans and tail advances	11,177	—	11,177	—
Total	$376,182	$(358,101)	$376,182	$(358,101)

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$—	$—	$—	$—
Originations and purchases	34,403	—	34,403	—
Change in fair value recognized in earnings(2)	2,306	—	2,306	—
Balance — end of period	$36,709	$—	$36,709	$—

Unsecuritized loans and tail advances	$36,709	$—	$36,709	$—
Total	$36,709	$—	$36,709	$—
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
(2)See further breakdown in the table below.
The following table presents gains (losses) on reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gain on new originations(1)	$1,882	$—	$3,166	$—
Gain on tail securitizations(2)	435	—	757	—
Net interest income	25	—	48	—
Change in fair value of reverse mortgage loans held for investment	(208)	2,306	1,393	2,306
Fair value gain recognized in earnings(3)	2,134	2,306	5,364	2,306
Loan fees and other(4)	963	282	1,749	282
Total	$3,097	$2,588	$7,113	$2,588
_____________________________
(1)Includes the changes in fair value of newly originated loans held for investment in the period from origination through securitization date.
(2)Includes the cash realized gains upon securitization of tails.
(3)See breakdown between loans held for investment and HMBS-related borrowings in the table above.
(4)Loan fees and other are included with Loan origination fees and gain on sale of loans, net in the Condensed Consolidated Statements of Operations.
The following table presents the unobservable input assumptions used to determine the fair value of reverse mortgage loans held for investment and HMBS-related borrowings as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 9.1 (6.9)	0.1 - 8.9 (7.2)
Discount rate	12.0% - 12.0% (12.0%)	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.5% - 19.9% (8.0%)	6.9% - 11.3% (8.1%)

NOTE 9—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the Company's goodwill and intangible assets, net as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Goodwill	$198,724	$186,181
Intangible assets, net	31,728	25,125
Goodwill and intangible assets, net	$230,452	$211,306
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

(in thousands)
Balance at December 31, 2022	$176,769
Acquisitions	8,654
Purchase accounting adjustments	758
Balance at December 31, 2023	186,181
Acquisitions	12,543
Balance at June 30, 2024	$198,724
Intangible Assets, Net
The following table presents the Company's intangible assets, net as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Referral network	$53,500	$(21,772)	$31,728	$42,300	$(17,625)	$24,675
Non-compete agreements	2,700	(2,700)	—	2,700	(2,250)	450
	$56,200	$(24,472)	$31,728	$45,000	$(19,875)	$25,125
Amortization expense related to intangible assets was $2.4 million and $2.0 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $4.6 million and $4.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

NOTE 10—WAREHOUSE LINES OF CREDIT, NET
Warehouse lines of credit consisted of the following at June 30, 2024 and December 31, 2023. Changes subsequent to June 30, 2024 have been described in the notes referenced with the below table.

		(in thousands)
	Maturity	June 30, 2024	December 31, 2023
$165 million master repurchase facility agreement(1)	January 2025	$147,062	$122,462
$250 million master repurchase facility agreement(2)	August 2024	198,856	99,059
$400 million master repurchase facility agreement(3)	August 2024	366,086	158,412
$200 million master repurchase facility agreement(4)	May 2025	141,856	87,252
$200 million master repurchase facility agreement(5)	September 2024	139,963	91,039
$400 million master repurchase facility agreement(6)	September 2024	273,412	134,964
$200 million master repurchase facility agreement(7)	N/A	161,931	30,185
$200 million master repurchase facility agreement(8)	N/A	163,022	78,682
$75 million master repurchase facility agreement(9)	N/A	26,944	34,280
		1,619,132	836,335
Prepaid commitment fees		(2,563)	(2,554)
Warehouse lines of credit, net		$1,616,569	$833,781
______________________________
(1)The variable interest rate is calculated using a base rate tied to SOFR.
(2)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $1.3 million, included in restricted cash.
(3)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility requires a minimum deposit of $2.0 million, included in restricted cash.
(4)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 0.375% plus the applicable interest rate margin. This facility requires a minimum deposit of $300,000, included in restricted cash.
(5)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.40%, plus the applicable interest rate margin.
(6)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.50%, plus the applicable interest rate margin. Subsequent to June 30, 2024, this line was increased to $500.0 million.
(7)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility’s maturity date is 30 days from written notice by either the financial institution or the Company.
(8)This facility agreement has a maturity of 364 days on the first $150.0 million committed amount and $50.0 million is due on demand. The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.75%.
(9)The interest rate on this facility is 3.375%. This facility is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to five years.

The weighted average interest rate for warehouse lines of credit was 7.0% at June 30, 2024 and December 31, 2023. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $6.4 million and $8.7 million in its warehouse buy down accounts as offsets to certain lines of credit at June 30, 2024 and December 31, 2023, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, adjusted pre-tax net income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At June 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (“ASAP”). The Company can elect to assign FNMA Mortgage-Backed Security (“MBS”) trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There were no outstanding balances as of June 30, 2024 and December 31, 2023 on the ASAP financing.

NOTE 11—NOTES PAYABLE
Revolving Notes
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At June 30, 2024 and December 31, 2023, the Company had $46.0 million and $31.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $100.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2024. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also had an unused facility fee on the average unused balance, which was also paid quarterly. The unused facility fee was waived if the average outstanding balance exceeded 35% of the available combined warehouse and MSR facility. In September 2023, the revolving note was amended to remove the unused facility fee. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At June 30, 2024 and December 31, 2023, the Company had $95.0 million and $30.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note, which it can draw upon as needed. The agreement currently expires in September 2028. Borrowings on the revolving note are collateralized by the Company’s FNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 2.0%. The revolving note has a committed amount of $250.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $400.0 million. At June 30, 2024 and December 31, 2023, the Company had $130.0 million and $87.8 million, respectively, in outstanding borrowings on this credit facility.
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
Common Stock Dividends
The Company declared and paid $30.7 million in dividends during the six months ended June 30, 2024 and paid $30.5 million in dividends during the year ended December 31, 2023.
In conjunction with the payment of Guild's dividends, Guild issued 59,330 and 95,413 DEUs to holders of RSUs during the six months ended June 30, 2024 and year ended December 31, 2023, respectively. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and an increase to additional paid-in capital.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the following 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 14,221 and 31,968 shares of its Class A common stock for $0.2 million and $0.5 million at an average price of $14.09 per share and $14.13 per share, excluding commissions, respectively. During the three and six months ended June 30, 2023 the Company repurchased and subsequently retired 51,588 and 101,754 shares of its Class A common stock for $0.5 million and $1.1 million at an average price of $10.64 per share and $10.96 per share, excluding commissions, respectively. As of June 30, 2024, $10.7 million remains available for repurchase.
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

The following table sets forth the components of basic and diluted earnings per share for the periods presented:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Guild	$37,583	$36,936	$66,081	$(254)

Weighted average shares outstanding—Class A Common Stock	21,004	20,629	20,890	20,598
Weighted average shares outstanding—Class B Common Stock	40,333	40,333	40,333	40,333
Weighted average shares outstanding—Basic	61,337	60,962	61,223	60,931

Add: dilutive effects of unvested shares of restricted stock	1,056	839	1,052	—
Weighted average shares outstanding—Diluted	62,393	61,801	62,275	60,931

Earnings (loss) per share attributable to Class A and Class B Common Stock:
Basic	$0.61	$0.61	$1.08	$—
Diluted	$0.60	$0.60	$1.06	$—
No shares of Class A common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the three and six months ended June 30, 2024 and for the three months ended June 30, 2023. Approximately 786,000 potential shares of Class A common stock related to unvested RSUs were excluded from the calculation of diluted loss per share for the six months ended June 30, 2023 because they were anti-dilutive due to the net loss.
NOTE 14—STOCK-BASED COMPENSATION
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Plan. Compensation costs recognized for these restricted stock grants were approximately $2.7 million and $4.8 million for the three and six months ended June 30, 2024, respectively, and $2.3 million and $4.1 million for the three and six months ended June 30, 2023, respectively, and are included in salaries, incentive compensation and benefits. As of June 30, 2024, there was approximately $13.4 million of unrecognized compensation costs related to these unvested RSUs which is expected to be recognized over a weighted average period of 1.4 years.
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

The activity of the investor reserves was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance — beginning of period	$18,278	$16,671	$19,973	$16,094
Provision for investor reserves	4,036	3,116	4,556	5,018
Realized losses, net	(2,003)	(1,423)	(4,218)	(2,748)
Balance — end of period	$20,311	$18,364	$20,311	$18,364
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential forward mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans at June 30, 2024 and December 31, 2023 were approximately $1.8 billion and $821.9 million, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at June 30, 2024 and December 31, 2023 were approximately $1.9 billion and $933.9 million, respectively.
The Company has originated reverse mortgage loans under which the borrowers have additional borrowing capacity of $116.9 million and $107.3 million at June 30, 2024 and December 31, 2023, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $2.3 million and $0.3 million in connection with our reverse mortgage loans, outstanding at June 30, 2024 and December 31, 2023, respectively. The Company finances origination of reverse mortgage loans with warehouse lines.
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $263.8 million and $253.5 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company was in compliance with this requirement.
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of June 30, 2024 the Company serviced at least one loan in 49 different states. The servicing segment provides a steady stream of cash flow to support the origination segment, and more importantly it allows for the Company to build long-standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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
The following table presents the financial performance and results by segment for the three months ended June 30, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$206,218	$(370)	$205,848	$—	$205,848
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,134	—	2,134	—	2,134
Loan servicing and other fees	—	67,709	67,709	—	67,709
Valuation adjustment of mortgage servicing rights	—	2,134	2,134	—	2,134
Interest (expense) income, net	(119)	11,910	11,791	(4,219)	7,572
Other income (expense), net	535	45	580	(292)	288
Net revenue	208,768	81,428	290,196	(4,511)	285,685
Expenses
Salaries, incentive compensation and benefits	169,037	8,518	177,555	11,383	188,938
General and administrative	21,798	2,855	24,653	3,745	28,398
Occupancy, equipment and communication	17,876	735	18,611	1,737	20,348
Depreciation and amortization	3,162	270	3,432	538	3,970
Reversal of foreclosure losses	—	(496)	(496)	—	(496)
Total expenses	211,873	11,882	223,755	17,403	241,158
Income tax expense	—	—	—	6,936	6,936
Net (loss) income	$(3,105)	$69,546	$66,441	$(28,850)	$37,591

The following table presents the financial performance and results by segment for the six months ended June 30, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$339,882	$26	$339,908	$—	$339,908
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,364	—	5,364	—	5,364
Loan servicing and other fees	—	133,497	133,497	—	133,497
Valuation adjustment of mortgage servicing rights	—	22,912	22,912	—	22,912
Interest income (expense), net	545	22,366	22,911	(7,152)	15,759
Other income (expense), net	899	67	966	(939)	27
Net revenue	346,690	178,868	525,558	(8,091)	517,467
Expenses
Salaries, incentive compensation and benefits	290,142	16,663	306,805	22,200	329,005
General and administrative	42,346	6,717	49,063	8,546	57,609
Occupancy, equipment and communication	34,811	1,701	36,512	3,651	40,163
Depreciation and amortization	6,653	411	7,064	660	7,724
Reversal of foreclosure losses	—	(104)	(104)	—	(104)
Total expenses	373,952	25,388	399,340	35,057	434,397
Income tax expense	—	—	—	17,079	17,079
Net (loss) income	$(27,262)	$153,480	$126,218	$(60,227)	$65,991

The following table presents the financial performance and results by segment for the three months ended June 30, 2023:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$136,499	$426	$136,925	$—	$136,925
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,306	—	2,306	—	2,306
Loan servicing and other fees	—	60,249	60,249	(38)	60,211
Valuation adjustment of mortgage servicing rights	—	27,890	27,890	—	27,890
Interest income (expense), net	1,331	10,266	11,597	(2,342)	9,255
Other income, net	168	49	217	7	224
Net revenue	140,304	98,880	239,184	(2,373)	236,811
Expenses
Salaries, incentive compensation and benefits	127,024	7,495	134,519	10,384	144,903
General and administrative	15,061	2,240	17,301	3,147	20,448
Occupancy, equipment and communication	16,187	1,223	17,410	992	18,402
Depreciation and amortization	3,364	218	3,582	79	3,661
Reversal of foreclosure losses	—	(1,044)	(1,044)	—	(1,044)
Total expenses	161,636	10,132	171,768	14,602	186,370
Income tax expense	—	—	—	13,505	13,505
Net (loss) income	$(21,332)	$88,748	$67,416	$(30,480)	$36,936

The following table presents the financial performance and results by segment for the six months ended June 30, 2023:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$228,775	$801	$229,576	$—	$229,576
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,306	—	2,306	—	2,306
Loan servicing and other fees	—	120,336	120,336	(38)	120,298
Valuation adjustment of mortgage servicing rights	—	(26,981)	(26,981)	—	(26,981)
Interest income (expense), net	2,631	17,676	20,307	(5,069)	15,238
Other income (expense), net	166	101	267	(8)	259
Net revenue	233,878	111,933	345,811	(5,115)	340,696
Expenses
Salaries, incentive compensation and benefits	220,281	15,069	235,350	20,673	256,023
General and administrative	29,555	5,120	34,675	6,656	41,331
Occupancy, equipment and communication	31,361	2,481	33,842	1,990	35,832
Depreciation and amortization	6,763	360	7,123	276	7,399
Provision for foreclosure losses	—	470	470	—	470
Total expenses	287,960	23,500	311,460	29,595	341,055
Income tax benefit	—	—	—	(100)	(100)
Net (loss) income	$(54,082)	$88,433	$34,351	$(34,610)	$(259)
NOTE 18—SUBSEQUENT EVENT
Subsequent to June 30, 2024, the Company entered into a policy loan arrangement secured by Company Owned Life Insurance (“COLI”) policies for certain employees and former employees for participant distributions under the Company’s deferred compensation plans. The amount borrowed is limited to a maximum of 90% of the net policy value and reduces the amount of the COLI policy cash surrender value upon payout. The loan incurs net interest expense of 1.0% and can be repaid at the option of the Company with future premium payments, however repayment is not required until benefit proceeds are paid.

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
•Guild originated $6.5 billion and $3.9 billion of mortgage loans during the three months ended June 30, 2024 and March 31, 2024, respectively, and originated $10.4 billion and $7.3 billion of mortgage loans during the six months ended June 30, 2024 and June 30, 2023, respectively. Investments in our origination platform through acquisitions and recruiting in recent periods have contributed to the increase in origination volumes even during periods of high home prices and low inventory which have caused mortgage demand to remain at low levels.
•Purchase originations accounted for 92.3%, 90.8%, 91.8% and 93.3% of total originations for the three months ended June 30, 2024 and March 31, 2024 and for the six months ended June 30, 2024 and June 30, 2023, respectively. According to the Mortgage Bankers Association’s (“MBA”) July 2024 Mortgage Finance Forecast, purchase originations accounted for 78.3%, 77.2%, 77.8% and 80.2% of total one-to-four family originations for the three months ended June 30, 2024 and March 31, 2024 and for the six months ended June 30, 2024 and June 30, 2023, respectively.
•Guild’s servicing portfolio as of June 30, 2024 was $89.1 billion of UPB compared to $82.0 billion of UPB as of June 30, 2023, with the average size of the portfolio increasing 8.6% over that time. The UPB of our servicing portfolio excludes loans subserviced by third-parties and includes loans held for sale.
•Guild generated $37.6 million and $28.5 million of net income for the three months ended June 30, 2024 and March 31, 2024, respectively, and $66.1 million of net income and $0.3 million of net loss for the six months ended June 30, 2024 and June 30, 2023, respectively. Guild generated diluted earnings per share of $0.60 and $0.46 for the three months ended June 30, 2024 and March 31, 2024, respectively, and diluted earnings per share of $1.06 and diluted loss per share of zero for the six months ended June 30, 2024 and June 30, 2023, respectively.
•Guild generated $30.7 million and $8.0 million of adjusted net income for the three months ended June 30, 2024 and March 31, 2024, respectively, and $38.8 million and $6.4 million of adjusted net income for the six months ended June 30, 2024 and June 30, 2023, respectively. Guild generated adjusted diluted earnings per share of $0.49 and $0.13 for the three months ended June 30, 2024 and March 31, 2024, respectively, and adjusted diluted earnings per share of $0.62 and $0.10 for the six months ended June 30, 2024 and June 30, 2023, respectively.
•Guild generated $41.6 million and $16.0 million of adjusted EBITDA for the three months ended June 30, 2024 and March 31, 2024, respectively, and $57.5 million and $17.7 million of adjusted EBITDA for the six months ended June 30, 2024 and June 30, 2023, respectively.
•Guild’s adjusted return on equity was 10.1% and 2.7% for the three months ended June 30, 2024 and March 31, 2024, respectively, and 6.4% and 1.0% for the six months ended June 30, 2024 and June 30, 2023, respectively.
•Guild had a tangible net book value per share of $16.15 and $15.90 at June 30, 2024 and December 31, 2023, respectively.
•During the three months ended June 30, 2024, we had a 27% purchase recapture rate, a 22% refinance recapture rate and a 25% overall recapture rate, compared to 25%, 26%, and 26%, respectively, for the three months ended March 31, 2024. During the six months ended June 30, 2024, we had a 27% purchase recapture rate, a 25% refinance recapture rate and a 27% overall recapture rate, compared to 28%, 26%, and 27%, respectively, for the six months ended June 30, 2023.
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
Market and Economic Overview
The Federal Reserve raised the Federal Funds rate by 525 basis points during 2022 and 2023 in an effort to curb inflation and slow economic growth. While the Federal Reserve has left rates unchanged since July 2023, decisions about changes in interest rates by the Federal Reserve could be assessed on a month-to-month basis. While the Federal Reserve does not directly control mortgage interest rates, a higher Federal Funds rate and higher inflation usually lead to increases in the 10-year treasury yield, which leads to higher mortgage interest rates. The 10-year treasury yield increased 20 basis points and the 30-year mortgage interest rate increased 30 basis points during the three months ended June 30, 2024, which continues to lead to fewer refinancings and lower prepayment activity. Home-buying affordability challenges remain as elevated home prices and mortgage rates cause some buyers to delay purchase plans. Many homeowners with mortgage interest rates well below the current rates are choosing not to sell, further tightening available inventory. Additionally, the MBA’s July 2024 Mortgage Finance Forecast is forecasting mortgage originations for purchases to increase by 1.6% in 2024 to $1.35 trillion from $1.33 trillion in 2023 and are predicting refinance originations to increase by 37.3% in 2024 to $431 billion from $314 billion in 2023. The elevated rates in 2023 and 2024, as well as the tight housing supply have led to higher levels of competition and lower gain on sale margins and profitability. Margins may continue to remain at reduced rates due to interest rates remaining at high levels for longer than expected and increasing competition among mortgage providers, placing sustained pressure on pricing. However, future margins will depend on future market demand, capacity and other macroeconomic factors.
According to the MBA, average 30-year mortgage interest rates increased by 30 basis points during the three months ended June 30, 2024. These mortgage interest rate changes affect the fair value adjustments and assumptions used within the Mortgage Servicing Rights (“MSR”) valuation model. Historically, increases in average mortgage interest rates have generally resulted in lower prepayment speeds. Likewise, increases in average mortgage interest rates may result in subsequent upward adjustments to the fair value of our MSRs for the loans that still exist in our portfolio, depending on the other inputs to the MSR fair value model. We recorded a gain of $2.1 million and gain of $20.8 million for the three months ended June 30, 2024 and March 31, 2024, respectively, and recorded a gain of $22.9 million and a loss of $27.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively, for changes in the fair value of our MSRs. See discussion below under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.

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

	Three Months Ended		Change	% Change
($ and units in thousands)	June 30, 2024	March 31, 2024
Origination Data
Total originations(1)	$6,525,898	$3,852,539	$2,673,359	69.4%
Total originations (units)(2)	19.2	11.9	7.3	61.3%
Gain on sale margin (bps)(3)	326	364	(38)	(10.4)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	315	290	25	8.6%
Servicing Data(5)
UPB (period end)(6)	$89,092,933	$86,319,074	$2,773,859	3.2%
Loans serviced (period end)(6)	358	349	9	2.6%
Loans serviced (average)(6)	354	347	7	2.0%
MSR multiple (period end)(7)	4.9	4.7	0.2	4.3%
Weighted average coupon rate	4.3%	4.2%	0.1%	2.4%
Loan delinquency rate 60-plus days (period end)	1.5%	1.6%	(0.1)%	(6.3)%

	Six Months Ended		Change	% Change
($ and units in thousands)	June 30, 2024	June 30, 2023
Origination Data
Total originations(1)	$10,378,437	$7,292,475	$3,085,962	42.3%
Total originations (units)(2)	31.1	22.4	8.7	38.8%
Gain on sale margin (bps)(3)	340	323	17	5.3%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	305	299	6	2.0%
Servicing Data(5)
UPB (period end)(6)	$89,092,933	$82,030,408	$7,062,525	8.6%
Loans serviced (period end)(6)	358	335	23	6.9%
Loans serviced (average)(6)	352	330	22	6.7%
MSR multiple (period end)(7)	4.9	4.8	0.1	2.1%
Weighted average coupon rate	4.3%	3.8%	0.5%	13.2%
Loan delinquency rate 60-plus days (period end)	1.5%	1.5%	—%	—%

__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
(3)Represents loan origination fees and gain on sale of loans, net plus gain on reverse mortgage loans held for investment and HMBS-related borrowings, net divided by total originations, excluding brokered and wholesale loans, to derive basis points.
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 88.0%, 88.0% and 85.4% as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(5)Excludes subserviced forward and reverse mortgage loans, which had ending UPB of $2.0 billion, $320.7 million and $34.5 million as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively.
(6)Includes loans held for sale, which had ending UPB of $1.6 billion, $1.0 billion, and $1.0 billion as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively, and period end number of loans serviced of 6,000, 3,000 and 4,000, for the same periods, respectively.
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
Adjusted earnings per share—Basic and Diluted. Earnings per share is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted earnings per share, a non-GAAP measure. We define adjusted earnings per share as our adjusted net income divided by the basic and diluted weighted average shares outstanding of our Class A and Class B common stock. Diluted weighted average shares outstanding is adjusted to include potential shares of Class A common stock related to unvested RSUs that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive due to the net loss, when applicable.
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
Tangible net book value per share. Book value per share is the most directly comparable financial measure calculated and presented in accordance with GAAP for tangible net book value per share, a non-GAAP measure. We define tangible net book value per share as total stockholders’ equity attributable to Guild, less goodwill and intangible assets, net divided by the total shares of our Class A and Class B common stock outstanding.
The following tables reconcile our non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted Net Income and Earnings (Loss) Per Share to Adjusted Earnings Per Share
	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income (loss) attributable to Guild	$37,583	$28,498	$66,081	$(254)
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(20,645)	(32,897)	(53,542)	(79)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	6,263	1,134	7,397	1,248
Amortization of acquired intangible assets	2,429	2,168	4,597	3,975
Stock-based compensation	2,687	2,137	4,824	4,079
Tax impact of adjustments(1)	2,399	7,002	9,401	(2,582)
Adjusted net income	$30,716	$8,042	$38,758	$6,387
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	61,337	61,109	61,223	60,931
Diluted	62,393	62,157	62,275	60,931
Adjusted diluted(2)	62,393	62,157	62,275	61,717

Earnings (loss) per share—Basic	$0.61	$0.47	$1.08	$—
Earnings (loss) per share—Diluted	$0.60	$0.46	$1.06	$—
Adjusted earnings per share—Basic	$0.50	$0.13	$0.63	$0.10
Adjusted earnings per share—Diluted	$0.49	$0.13	$0.62	$0.10
___________________________
(1)Calculated using the estimated effective tax rates of 25.9%, 25.5%, 25.6% and 28.0% for the three months ended June 30, 2024 and March 31, 2024 and the six months ended June 30, 2024 and June 30, 2023, respectively.
(2)Adjusted diluted weighted average shares outstanding of Class A and Class B Common Stock for the six months ended June 30, 2023 includes 786,000 potential shares of Class A common stock related to unvested RSUs that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive. There were no adjustments for the three months ended June 30, 2024 and March 31, 2024 or for the six months ended June 30, 2024.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income (loss)	$37,591	$28,400	$65,991	$(259)
Add adjustments:
Interest expense on non-funding debt	4,749	3,281	8,030	5,382
Income tax expense (benefit)	6,936	10,143	17,079	(100)
Depreciation and amortization	3,970	3,754	7,724	7,399
Change in fair value of MSRs due to model inputs and assumptions	(20,645)	(32,897)	(53,542)	(79)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	6,263	1,134	7,397	1,248
Stock-based compensation	2,687	2,137	4,824	4,079
Adjusted EBITDA	$41,551	$15,952	$57,503	$17,670

Reconciliation of Return on Equity to Adjusted Return on Equity
	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Income Statement Data:
Net income (loss) attributable to Guild	$37,583	$28,498	$66,081	$(254)
Adjusted net income	$30,716	$8,042	$38,758	$6,387

Denominator: Average stockholders' equity	$1,218,293	$1,198,822	$1,202,965	$1,250,376
Return on equity	12.3%	9.5%	11.0%	—%
Adjusted return on equity	10.1%	2.7%	6.4%	1.0%

Reconciliation of Book Value Per Share to Tangible Net Book Value Per Share
(in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Total stockholders' equity	$1,222,436	$1,183,493
Less: non-controlling interests	618	337
Total stockholders' equity attributable to Guild	$1,221,818	$1,183,156
Adjustments:
Goodwill	(198,724)	(186,181)
Intangible assets, net	(31,728)	(25,125)
Tangible common equity	$991,366	$971,850

Ending shares of Class A and Class B common stock outstanding	61,394	61,120

Book value per share	$19.90	$19.36
Tangible net book value per share(1)	$16.15	$15.90
___________________________
(1)Tangible net book value per share uses the same denominator as book value per share.

Results of Operations

The following tables summarize our condensed consolidated statements of operations for the three months ended June 30, 2024 compared to March 31, 2024 and the six months ended June 30, 2024 compared to June 30, 2023.

	Three Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$205,848	$134,060	$71,788	53.5%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,134	3,230	(1,096)	(33.9)%
Loan servicing and other fees	67,709	65,788	1,921	2.9%
Valuation adjustment of mortgage servicing rights	2,134	20,778	(18,644)	(89.7)%
Interest income	36,219	24,728	11,491	46.5%
Interest expense	(28,647)	(16,541)	(12,106)	(73.2)%
Other income (expense), net	288	(261)	549	210.3%
Net revenue	285,685	231,782	53,903	23.3%
Expenses
Salaries, incentive compensation and benefits	188,938	140,067	48,871	34.9%
General and administrative	28,398	29,211	(813)	(2.8)%
Occupancy, equipment and communication	20,348	19,815	533	2.7%
Depreciation and amortization	3,970	3,754	216	5.8%
(Reversal of) provision for foreclosure losses	(496)	392	(888)	(226.5)%
Total expenses	241,158	193,239	47,919	24.8%
Income before income taxes	44,527	38,543	5,984	15.5%
Income tax expense	6,936	10,143	(3,207)	(31.6)%
Net income	37,591	28,400	9,191	32.4%
Net income (loss) attributable to non-controlling interests	8	(98)	106	108.2%
Net income attributable to Guild	$37,583	$28,498	$9,085	31.9%

	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$339,908	$229,576	$110,332	48.1%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,364	2,306	3,058	132.6%
Loan servicing and other fees	133,497	120,298	13,199	11.0%
Valuation adjustment of mortgage servicing rights	22,912	(26,981)	49,893	184.9%
Interest income	60,947	44,829	16,118	36.0%
Interest expense	(45,188)	(29,591)	(15,597)	(52.7)%
Other income, net	27	259	(232)	(89.6)%
Net revenue	517,467	340,696	176,771	51.9%
Expenses
Salaries, incentive compensation and benefits	329,005	256,023	72,982	28.5%
General and administrative	57,609	41,331	16,278	39.4%
Occupancy, equipment and communication	40,163	35,832	4,331	12.1%
Depreciation and amortization	7,724	7,399	325	4.4%
(Reversal of) provision for foreclosure losses	(104)	470	(574)	(122.1)%
Total expenses	434,397	341,055	93,342	27.4%
Income (loss) before income taxes	83,070	(359)	83,429	NM
Income tax expense (benefit)	17,079	(100)	17,179	NM
Net income (loss)	65,991	(259)	66,250	NM
Net loss attributable to non-controlling interests	(90)	(5)	(85)	NM
Net income (loss) attributable to Guild	$66,081	$(254)	$66,335	NM
__________________________
NM—Not meaningful.
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Gain on sale of loans	$135,306	$72,241	$63,065	87.3%
Loan origination fees	20,093	9,476	10,617	112.0%
Fair value of originated MSRs	51,410	31,370	20,040	63.9%
Changes in fair value of mortgage loans held for sale (“MLHS”) and interest rate lock commitments (“IRLCs”)	5,227	5,105	122	2.4%
Changes in fair value of forward commitments	(2,152)	16,388	(18,540)	(113.1)%
Provision for investor reserves	(4,036)	(520)	(3,516)	(676.2)%
Total loan origination fees and gain on sale of loans, net	$205,848	$134,060	$71,788	53.5%

The increase in gain on sale of loans for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 was driven by an increase in loan sales of $2.2 billion.
The increase in loan origination fees for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 was driven by the increase in loan origination volume.
The increase in the fair value of originated MSRs for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 was due to the increase in loan sales.
The changes in fair value of MLHS and IRLC for the three months ended June 30, 2024 was driven by an increase in interest rate lock volume and loans held for sale offset by a decrease in margins.
The change in fair value of forward commitments for the three months ended June 30, 2024 was driven by an increase in volume consistent with the increase in volume of the interest rate lock commitments and inventory.

	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Gain on sale of loans	$207,547	$131,716	$75,831	57.6%
Loan origination fees	29,569	23,637	5,932	25.1%
Fair value of originated MSRs	82,780	65,536	17,244	26.3%
Changes in fair value of MLHS and IRLCs	10,332	2,045	8,287	405.2%
Changes in fair value of forward commitments	14,236	11,660	2,576	22.1%
Provision for investor reserves	(4,556)	(5,018)	462	9.2%
Total loan origination fees and gain on sale of loans, net	$339,908	$229,576	$110,332	48.1%
The increase in gain on sale of loans for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven by an increase in loan sales of $2.5 billion.
Loan origination fees for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 increased $5.9 million, or 25.1%. The increase in loan origination fees is primarily driven by our loan origination volume increase.
The increase in the fair value of originated MSRs for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to both an increase in loan sales volume for the six months ended June 30, 2024 and an overall increase in the value of the capitalized MSRs at time of sale.
The change in fair value of MLHS and IRLC for the six months ended June 30, 2024 was driven by an increase in interest rate lock volume and loans held for sale offset by a decrease in margins.
The change in fair value of forward commitments for the six months ended June 30, 2024 was driven by an increase in volume consistent with the increase in volume of the interest rate lock commitments and by favorable market pricing.

The tables below provide additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented.

	Three Months Ended			% Change
($ in thousands)	June 30, 2024	March 31, 2024	Change
Loan origination volume by type:
Conventional conforming	$3,787,056	$2,211,777	$1,575,279	71.2%
Government(1)	1,639,793	1,129,649	510,144	45.2%
Other(2)	1,099,049	511,113	587,936	115.0%
Total originations	$6,525,898	$3,852,539	$2,673,359	69.4%
Service retained(3)	67.8%	72.2%	(4.4)%	(6.1)%
Gain on sale margin (bps)(4)	326	364	(38)	(10.4)%
Weighted average note rate	6.9%	6.7%	0.2%	3.0%

Excludes reverse and brokered loans:
Purchase	92.3%	90.8%	1.5%	1.7%
Refinance	7.7%	9.2%	(1.5)%	(16.3)%
Total locked volume(5)	$7,419,119	$5,247,958	$2,171,161	41.4%
Pull-through adjusted locked volume(6)	$6,528,825	$4,618,203	$1,910,622	41.4%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	315	290	25	8.6%
Purchase recapture rate	27.1%	25.3%	1.8%	7.1%
Refinance recapture rate	21.9%	25.9%	(4.0)%	(15.4)%
Overall recapture rate	25.3%	25.6%	(0.3)%	(1.2)%

	Six Months Ended			% Change
($ in thousands)	June 30, 2024	June 30, 2023	Change
Loan origination volume by type:
Conventional conforming	$5,998,833	$4,268,673	$1,730,160	40.5%
Government(1)	2,769,442	2,129,256	640,186	30.1%
Other(2)	1,610,162	894,546	715,616	80.0%
Total originations	$10,378,437	$7,292,475	$3,085,962	42.3%
Service retained(3)	69.5%	85.0%	(15.5)%	(18.2)%
Gain on sale margin (bps)(4)	340	323	17	5.3%
Weighted average note rate	6.9%	6.5%	0.4%	6.2%

Excludes reverse and brokered loans:
Purchase	91.8%	93.3%	(1.5)%	(1.6)%
Refinance	8.2%	6.7%	1.5%	22.4%
Total locked volume(5)	$12,667,077	$8,987,903	$3,679,174	40.9%
Pull-through adjusted locked volume(6)	$11,147,028	$7,675,669	$3,471,359	45.2%
Gain on sale margin on pull-through adjusted locked volume (bps)(7)	305	299	6	2.0%
Purchase recapture rate	27.3%	27.6%	(0.3)%	(1.1)%
Refinance recapture rate	25.3%	26.0%	(0.7)%	(2.7)%
Overall recapture rate	26.6%	27.1%	(0.5)%	(1.8)%
___________________________
(1)Government includes forward and reverse loans.
(2)Other includes state housing, non-agency, second liens and brokered loans.
(3)Represents loans sold for which we continue to act as the servicer.

(4)Represents loan origination fees and gain on sale of loans, net plus gain on reverse mortgage loans held for investment and HMBS-related borrowings, net divided by total originations, excluding brokered and wholesale loans, to derive basis points.
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
(6)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 88.0%, 88.0% and 85.4% as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(7)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings, Net
The gain on origination and securitization related to our reverse mortgage portfolio was $2.1 million and $3.2 million for the three months ended June 30, 2024 and March 31, 2024, respectively, and $5.4 million and $2.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended			% Change
($ in thousands)	June 30, 2024	March 31, 2024	$ Change
Servicing fees from servicing portfolio	$66,065	$64,034	$2,031	3.2%
Late fees	2,042	2,056	(14)	(0.7)%
Other ancillary servicing revenue and fees	(398)	(302)	(96)	(31.8)%
Total loan servicing and other fees	$67,709	$65,788	$1,921	2.9%
Servicing fee income increased 3.2% for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024, from $64.0 million to $66.1 million. The increase was mostly due to the 2.4% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced.

	Six Months Ended			% Change
($ in thousands)	June 30, 2024	June 30, 2023	$ Change
Servicing fees from servicing portfolio	$130,099	$118,390	$11,709	9.9%
Late fees	4,098	3,287	811	24.7%
Other ancillary servicing revenue and fees	(700)	(1,379)	679	49.2%
Total loan servicing and other fees	$133,497	$120,298	$13,199	11.0%
Servicing fee income increased 9.9% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, from $118.4 million to $130.1 million. The increase was mostly due to the 8.2% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced.

The tables below provide additional details regarding our servicing portfolio composition and key performance indicators, excluding loans subserviced by third-parties and reverse mortgages, for the periods presented.

	Three Months Ended			% Change
($ and units in thousands)	June 30, 2024	March 31, 2024	Change
Ending UPB of servicing portfolio(1)	$89,092,933	$86,319,074	$2,773,859	3.2%
Average UPB of servicing portfolio(1)	$87,706,004	$85,676,487	$2,029,517	2.4%
Weighted average servicing fee	0.32%	0.31%	0.01%	3.2%
Weighted average coupon rate	4.3%	4.2%	0.1%	2.4%
Weighted average prepayment speed(2)	7.9%	8.0%	(0.1)%	(1.3)%
MSR multiple (period end)(3)	4.9	4.7	0.2	4.3%
Loans serviced (period end)(4)	358	349	9	2.6%
Loan delinquency rate 60-plus days (period end)	1.5%	1.6%	(0.1)%	(6.3)%

	Six Months Ended			% Change
($ and units in thousands)	June 30, 2024	June 30, 2023	Change
Ending UPB of servicing portfolio(1)	$89,092,933	$82,030,408	$7,062,525	8.6%
Average UPB of servicing portfolio(1)	$87,063,416	$80,461,698	$6,601,718	8.2%
Weighted average servicing fee	0.32%	0.30%	0.02%	6.7%
Weighted average coupon rate	4.3%	3.8%	0.5%	13.2%
Weighted average prepayment speed(2)	7.9%	7.9%	—%	—%
MSR multiple (period end)(3)	4.9	4.8	0.1	2.1%
Loans serviced (period end)(4)	358	335	23	6.9%
Loan delinquency rate 60-plus days (period end)	1.5%	1.5%	—%	—%
___________________________
(1)Excludes subserviced forward and reverse mortgage loans, which had ending UPB of $2.0 billion, $320.7 million and $34.5 million as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively, and includes loans held for sale of $1.6 billion, $1.0 billion, and $1.0 billion, respectively.
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
(4)Loans serviced includes 6,000, 3,000 and 4,000 of loans held for sale as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively.
Valuation Adjustment of Mortgage Servicing Rights
The tables below provide the components of our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(18,511)	$(12,119)	$(6,392)	(52.7)%
Change in fair value of MSRs due to model inputs and assumptions	20,645	32,897	(12,252)	(37.2)%
Total MSR valuation adjustment	$2,134	$20,778	$(18,644)	(89.7)%

	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(30,630)	$(27,060)	$(3,570)	(13.2)%
Change in fair value of MSRs due to model inputs and assumptions	53,542	79	53,463	NM
Total MSR valuation adjustment	$22,912	$(26,981)	$49,893	184.9%
__________________________
NM—Not meaningful.
The fair value of our MSRs generally increases as interest rates increase and prepayments decrease. The weighted average estimated prepayment speed of loans in our servicing portfolio decreased slightly to 7.9% at June 30, 2024 compared to 8.0% at March 31, 2024, and 7.9% at June 30, 2023. Average interest rates increased during both the three and six months ended June 30, 2024, resulting in a decrease in estimated prepayment speed resulting in a $20.6 million increase in fair value of MSRs during the three months ended June 30, 2024 and a $53.5 million increase during the six months ended June 30, 2024. Prepayments remain low overall, only slightly increasing year over year. However, actual prepayments increased 50.7% from $770.5 million during the three months ended March 31, 2024 to $1.2 billion during the three months end June 30, 2024, leading to an $18.5 million decrease in fair value due to the collection/realization of projected cash flows.
Interest Income
The tables below provide additional details regarding our interest income for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Interest income, funding	$21,934	$12,695	$9,239	72.8%
Interest income earnings credit	12,873	11,148	1,725	15.5%
Other	1,412	885	527	59.5%
Total interest income	$36,219	$24,728	$11,491	46.5%
Interest income, funding increased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 due to an increase in origination volume of 69.4% and higher weighted average note rate on originated loans.
Interest income earnings credit increased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 due to our higher cash balances with our banking partners.

	Six Months Ended			% Change
($ in thousands)	June 30, 2024	June 30, 2023	$ Change
Interest income, funding	$34,629	$24,343	$10,286	42.3%
Interest income earnings credit	24,021	19,466	4,555	23.4%
Other	2,297	1,020	1,277	125.2%
Total interest income	$60,947	$44,829	$16,118	36.0%
Interest income, funding increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to an increase in origination volume and higher weighted average note rates on originated loans.
Interest income earnings credit increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to our cash balances yielding a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset.

Interest Expense
The tables below provide additional details regarding our interest expense for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Interest expense, funding facilities	$21,371	$11,188	$10,183	91.0%
Interest expense, other financing	5,164	3,590	1,574	43.8%
Bank servicing charges	1,565	1,379	186	13.5%
Payoff interest expense	547	384	163	42.4%
Total interest expense	$28,647	$16,541	$12,106	73.2%
Interest expense, funding facilities increased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 due to higher average daily balances held with our warehouse lenders as origination volumes have increased and the time from close to purchase is longer when we sell larger percentage of serviced released.
Interest expense, other financing increased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 primarily due to an increase in the average balances on our notes payable and other borrowings and an increase in rates.

	Six Months Ended			% Change
($ in thousands)	June 30, 2024	June 30, 2023	$ Change
Interest expense, funding facilities	$32,559	$19,833	$12,726	64.2%
Interest expense, other financing	8,754	6,053	2,701	44.6%
Bank servicing charges	2,944	2,899	45	1.6%
Payoff interest expense	931	806	125	15.5%
Total interest expense	$45,188	$29,591	$15,597	52.7%
Interest expense funding facilities increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the increase in average daily balances held with our warehouse lenders.
Interest expense, other financing increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in the average balances on our notes payable and other borrowings.
Expenses

Salaries, Incentive Compensation and Benefits
The tables below provide additional details regarding our salaries, incentives compensation and benefits expense for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Salaries	$88,658	$73,990	$14,668	19.8%
Incentive compensation	72,803	42,081	30,722	73.0%
Benefits	27,477	23,996	3,481	14.5%
Total salaries, incentive compensation and benefits expense	$188,938	$140,067	$48,871	34.9%
Salaries increased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024, primarily due to increased staffing levels related to the Academy acquisition and recruiting.
Incentive compensation increased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024, primarily due to the 69.4% increase in origination volume.

	Six Months Ended			% Change
($ in thousands)	June 30, 2024	June 30, 2023	$ Change
Salaries	$162,648	$136,768	$25,880	18.9%
Incentive compensation	114,884	78,933	35,951	45.5%
Benefits	51,473	40,322	11,151	27.7%
Total salaries, incentive compensation and benefits expense	$329,005	$256,023	$72,982	28.5%
Salaries expense increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to increased headcount related to acquisitions. Our average number of full-time employees increased by approximately 18.0% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Incentive compensation expense increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the increase in origination volume of 42.3%.
Benefits expense increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to increased headcount and overall compensation increases.
General and Administrative
The tables below provide additional details regarding our general and administrative expense for the periods presented.

	Three Months Ended		$ Change	% Change
($ in thousands)	June 30, 2024	March 31, 2024
Professional fees	$12,075	$15,055	$(2,980)	(19.8)%
Advertising and promotions	4,613	7,661	(3,048)	(39.8)%
Office supplies, travel and entertainment	4,101	3,798	303	8.0%
Contingent liability and notes receivable fair value adjustment, net	6,263	1,134	5,129	452.3%
Other	1,346	1,563	(217)	(13.9)%
Total general and administrative expense	$28,398	$29,211	$(813)	(2.8)%
Total general and administrative expense decreased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024, primarily due decreases in professional fees and advertising and promotions expense offset by an increase in contingent liability and notes receivable fair value adjustment discussed in more detail below.
Contingent liability and notes receivable fair value adjustment increased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 due to revisions made to the estimated fair value of earn-out obligations related to our acquisitions based on revised forecasted amounts.
Professional fees decreased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024, primarily due to a decrease in legal expenses and technology costs, partially offset by an increase in per-loan verification fees due to the increase in origination volume.
Advertising and promotions expense decreased for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024, primarily due to holding our annual sales meeting in February 2024.

	Six Months Ended		$ Change	% Change
($ in thousands)	June 30, 2024	June 30, 2023
Professional fees	$27,130	$22,032	$5,098	23.1%
Advertising and promotions	12,274	10,062	2,212	22.0%
Office supplies, travel and entertainment	7,899	5,712	2,187	38.3%
Contingent liability and notes receivable fair value adjustment, net	7,397	1,248	6,149	492.7%
Other	2,909	2,277	632	27.8%
Total general and administrative expense	$57,609	$41,331	$16,278	39.4%

Total general and administrative expense increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in professional fees, advertising and promotions, office supplies, travel and entertainment and contingent liability fair value adjustment expenses discussed in more detail below.
Professional fees increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to per-loan verification fees increasing because of third-party pricing increases and increases in origination volume, as well as increases for professional fees associated with corporate initiatives.
Advertising and promotions expense increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in the cost of our annual sales meeting due to the increase in the number of sales professionals from acquisitions and recruiting, as well as an increase in marketing tools to support the increase in the number of our sales professionals.
Office supplies, travel and entertainment expense increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to an increase in postage costs because of postage rate increases as well as a 6.7% increase in the average number of loans serviced. Additionally, travel and meetings expense increased related to acquisition-related trainings.
The increase to the contingent liability fair value adjustment, net during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to revisions made to the estimated fair value of earn-out obligations related to our acquisitions based on revised forecasted amounts.
Occupancy, Equipment and Communication
The tables below provide additional details regarding our occupancy, equipment and communication expense for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	$ Change	% Change
Occupancy	$12,231	$11,133	$1,098	9.9%
Equipment	2,031	2,043	(12)	(0.6)%
Communication	6,086	6,639	(553)	(8.3)%
Total occupancy, equipment and communication expense	$20,348	$19,815	$533	2.7%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases or any decreases associated with downsizing office space.
Total occupancy, equipment and communication expense increased from $19.8 million for the three months ended March 31, 2024 to $20.3 million for the three months ended June 30, 2024 due to an increase in occupancy expense as we acquired new operating leases in connection with recent acquisitions, offset by a decrease in software costs incurred in the three months ended June 30, 2024.

	Six Months Ended			% Change
($ in thousands)	June 30, 2024	June 30, 2023	$ Change
Occupancy	$23,364	$20,785	$2,579	12.4%
Equipment	4,074	3,961	113	2.9%
Communication	12,725	11,086	1,639	14.8%
Total occupancy, equipment and communication expense	$40,163	$35,832	$4,331	12.1%
Total occupancy, equipment and communication expense increased from $35.8 million for the six months ended June 30, 2023 to $40.2 million for the six months ended June 30, 2024 due to an increase in occupancy expense as we acquired new operating leases in connection with recent acquisitions and an increase in software costs to support our origination segment.
Depreciation and Amortization
Depreciation and amortization expense is expected to remain consistent as most furniture, equipment and leasehold improvements are depreciated on a straight-line basis and intangible assets are amortized on a straight-line basis. Depreciation and amortization expense increased slightly from $3.8 million for the three months ended March 31, 2024 to $4.0 million for the three months ended June 30, 2024 due to increased amortization of intangible assets associated with recent acquisitions. Depreciation and amortization expense increased from $7.4 million during the six months ended June 30, 2023 to $7.7 million for the six months ended June 30, 2024 due to amortization of intangible assets associated with recent acquisitions and internally-developed software.
Provision for Foreclosure Losses
Our provision for foreclosure losses decreased from a provision of $0.4 million for the three months ended March 31, 2024 to a reversal of $0.5 million for the three months ended June 30, 2024, primarily due to a decrease in the number of loans in foreclosure. Our provision for foreclosure losses decreased from a provision of $0.5 million for the six months ended June 30, 2023 to a reversal of $0.1 million for the six months ended June 30, 2024 due to a decrease in the average loss rate experienced on loans in foreclosure, as well as a decrease in the number of loans in foreclosure.
Our 60-plus days delinquency rate was 1.5%, 1.6% and 1.5% at June 30, 2024, March 31, 2024 and June 30, 2023, respectively. The delinquency rate decreased slightly compared to the prior quarter primarily due to seasonality, as the number of delinquencies and defaults typically wanes during the first half of the year when borrowers have more funds available due to the receipt of tax refund payments. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
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
Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for three months ended June 30, 2024 compared to the three months ended March 31, 2024 and the six months ended June 30, 2024 compared to the six months ended June 30, 2023. These results do not include unallocated corporate costs. See “Note 17—Segments” of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information about our segments.

Origination
The tables below provide additional details regarding our origination segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	June 30, 2024	March 31, 2024	Change	% Change
Total originations(1)	$6,525,898	$3,852,539	$2,673,359	69.4%
Total originations (units)(2)	19.2	11.9	7.3	61.3%

Loan origination fees and gain on sale, net	$206,218	$133,664	$72,554	54.3%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,134	3,230	(1,096)	(33.9)%
Interest (expense) income, net	(119)	664	(783)	(117.9)%
Other income, net	535	364	171	47.0%
Net revenue	208,768	137,922	70,846	51.4%
Salaries, incentive compensation and benefits	169,037	121,105	47,932	39.6%
General and administrative	21,798	20,548	1,250	6.1%
Occupancy, equipment and communication	17,876	16,935	941	5.6%
Depreciation and amortization	3,162	3,491	(329)	(9.4)%
Total expenses	211,873	162,079	49,794	30.7%
Net loss allocated to origination	$(3,105)	$(24,157)	$21,052	87.1%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net loss allocated to our origination segment improved significantly by $21.1 million or 87.1% for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024, primarily driven by the increase in production volume partially offset by a decrease in gain on sale margins. Included in our expenses for the three months ended June 30, 2024 was contingent liability and notes receivable fair value adjustment of $6.3 million related to future earnout payments on our acquisitions.
Total originations increased $2.7 billion or 69.4% and total origination units increased by 61.3% for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 driven by expansion from recent acquisitions and organic recruiting.
Our gain on sale margins decreased to 326 basis points for the three months ended June 30, 2024 from 364 basis points for the previous quarter ended March 31, 2024 due to interest rate and market volatility.
Our purchase volume percentage increased from 90.8% to 92.3% of total originations for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 due to interest rate decreases in the first quarter of 2024 which led to increased refinance activity in the first quarter of 2024.
The percentage of service retained originations decreased to 67.8% for the three months ended June 30, 2024 compared to 72.2% for the previous quarter ended March 31, 2024 due to receiving higher execution on service released sales.

	Six Months Ended
($ and units in thousands)	June 30, 2024	June 30, 2023	Change	% Change
Total originations(1)	$10,378,437	$7,292,475	$3,085,962	42.3%
Total originations (units)(2)	31.1	22.4	8.7	38.8%

Loan origination fees and gain on sale, net	$339,882	$228,775	$111,107	48.6%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,364	2,306	3,058	132.6%
Interest income, net	545	2,631	(2,086)	(79.3)%
Other income, net	899	166	733	441.6%
Net revenue	346,690	233,878	112,812	48.2%
Salaries, incentive compensation and benefits	290,142	220,281	69,861	31.7%
General and administrative	42,346	29,555	12,791	43.3%
Occupancy, equipment and communication	34,811	31,361	3,450	11.0%
Depreciation and amortization	6,653	6,763	(110)	(1.6)%
Total expenses	373,952	287,960	85,992	29.9%
Net loss allocated to origination	$(27,262)	$(54,082)	$26,820	49.6%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net loss allocated to our origination segment improved significantly by $26.8 million or 49.6% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in net revenue of $112.8 million or 48.2%, partially offset by an increase in expenses of $86.0 million or 29.9%, driven by the increase in total originations and gain on sale.
Total originations increased $3.1 billion or 42.3% and total origination units increased by 38.8% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 driven by expansion from recent acquisitions and organic recruiting.
Our gain on sale margins increased to 340 basis points for the six months ended June 30, 2024 from 323 basis points for the six months ended June 30, 2023 due to slight market improvement over the year.
Our purchase volume percentage decreased slightly from 93.3% to 91.8% of total originations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 driven by increased refinance activity led by a drop in interest rates during the first quarter of 2024.
The percentage of service retained originations decreased to 69.5% for the six months ended June 30, 2024 compared to 85.0% for the six months ended June 30, 2023 due to receiving higher execution on service released sales.

Servicing
The tables below provide additional details regarding our servicing segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	June 30, 2024	March 31, 2024	Change	% Change
Average UPB of servicing portfolio(1)	$87,706,004	$85,676,487	$2,029,517	2.4%
Average loans serviced(2)	354	347	7	2.0%

Loan servicing and other fees	$67,709	$65,788	$1,921	2.9%
Loan origination fees and gain on sale, net	(370)	396	(766)	(193.4)%
Other income, net	45	22	23	104.5%
Total revenue	67,384	66,206	1,178	1.8%
Valuation adjustment of MSRs	2,134	20,778	(18,644)	(89.7)%
Interest income, net	11,910	10,456	1,454	13.9%
Net revenue	81,428	97,440	(16,012)	(16.4)%
Salaries, incentive compensation and benefits	8,518	8,145	373	4.6%
General and administrative	2,855	3,862	(1,007)	(26.1)%
Occupancy, equipment and communication	735	966	(231)	(23.9)%
Depreciation and amortization	270	141	129	91.5%
(Reversal of) provision for foreclosure losses	(496)	392	(888)	(226.5)%
Total expenses	11,882	13,506	(1,624)	(12.0)%
Net income allocated to servicing	$69,546	$83,934	$(14,388)	(17.1)%
___________________________
(1)Excludes subserviced and reverse mortgage loans, which had ending UPB of $2.0 billion and $320.7 million as of June 30, 2024 and March 31, 2024, respectively, and includes loans held for sale of $1.6 billion and $1.0 billion, respectively.
(2)Includes loans held for sale, which had period end number of loans serviced of 6,000 and 3,000 as of June 30, 2024 and March 31, 2024, respectively.
Net income allocated to servicing decreased $14.4 million, or 17.1% for the three months ended June 30, 2024 compared to the previous quarter ended March 31, 2024 primarily due a decrease in the valuation adjustment of MSRs during the quarter. See discussion above under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
Total revenue for the three months ended June 30, 2024 increased 1.8% compared to the previous quarter ended March 31, 2024, in line with the increase in average UPB of the servicing portfolio of 2.4% and the increase in average loans serviced by 2.0% for the same period. During the quarter, we closed on the purchase of a MSR portfolio that had ending UPB of $1.6 billion.

	Six Months Ended
($ and units in thousands)	June 30, 2024	June 30, 2023	Change	% Change
Average UPB of servicing portfolio(1)	$87,063,416	$80,461,698	$6,601,718	8.2%
Average loans serviced(2)	352	330	22	6.7%

Loan servicing and other fees	$133,497	$120,336	$13,161	10.9%
Loan origination fees and gain on sale, net	26	801	(775)	(96.8)%
Other income, net	67	101	(34)	(33.7)%
Total revenue	133,590	121,238	12,352	10.2%
Valuation adjustment of MSRs	22,912	(26,981)	49,893	184.9%
Interest income, net	22,366	17,676	4,690	26.5%
Net revenue	178,868	111,933	66,935	59.8%
Salaries, incentive compensation and benefits	16,663	15,069	1,594	10.6%
General and administrative	6,717	5,120	1,597	31.2%
Occupancy, equipment and communication	1,701	2,481	(780)	(31.4)%
Depreciation and amortization	411	360	51	14.2%
(Reversal of) provision for foreclosure losses	(104)	470	(574)	(122.1)%
Total expenses	25,388	23,500	1,888	8.0%
Net income allocated to servicing	$153,480	$88,433	$65,047	73.6%
___________________________
(1)Excludes subserviced and reverse mortgage loans, which had UPB of $2.0 billion and $34.5 million as of June 30, 2024 and June 30, 2023, respectively, and includes loans held for sale of $1.6 billion and $1.0 billion, respectively.
(2)Includes loans held for sale, which had period end number of loans serviced of 6,000 and 4,000 as of June 30, 2024 and June 30, 2023, respectively.
Net income allocated to servicing increased significantly by $65.0 million or 73.6%, for the six months ended June 30, 2024 compared to June 30, 2023 primarily due to a $49.9 million increase in the valuation adjustment of MSRs during the period.
Total revenue for the six months ended June 30, 2024 increased 10.2% compared to the six months ended June 30, 2023, in line with the increase in average UPB of the servicing portfolio of 8.2% and the increase in average loans serviced by 6.7% for the same period.

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
As of June 30, 2024, we had nine different loan funding facilities in different amounts and with various maturities, including an early buyout facility. The early buyout facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. As of June 30, 2024, the total facility size under our loan facilities was approximately $2.1 billion, with combined outstanding balances of approximately $1.6 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary. We intend to renew our warehouse lines of credit maturing in 2024 and 2025.
As of June 30, 2024, we had three different notes payable, collateralized by MSRs, in different amounts with different maturities. As of June 30, 2024, the aggregate facility size of our notes payable facilities totaled $700.0 million, with combined outstanding balances of $271.0 million. Subject to certain commitment amounts and borrowing base limitations, we had $214.0 million of borrowing capacity available under our notes payable. The borrowing capacity under our notes payable is restricted by the valuation of our servicing portfolio. We intend to renew the note payable maturing in 2024.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we are self-funding with cash. We may from time to time post surplus cash as additional collateral to buy-down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2024, we had posted $6.4 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
Our loan funding facilities and notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and (iv) satisfying certain adjusted pre-tax net income requirements. We may need to seek waivers or amendments of covenants depending on future operating performance. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of June 30, 2024 and December 31, 2023.
Our debt obligations are summarized below by facility as of June 30, 2024:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$147,062	$165,000		January 2025
	198,856	250,000		August 2024
	366,086	400,000		August 2024
	141,856	200,000		May 2025
	139,963	200,000		September 2024
	273,412	400,000	(1)	September 2024
	161,931	200,000	(2)	N/A
	163,022	200,000	(3)	N/A
	26,944	75,000	(4)	N/A
Total warehouse lines of credit	1,619,132	2,090,000
Notes payable	130,000	400,000	(5)	September 2028
	46,000	200,000	(6)	August 2027
	95,000	100,000	(1)	September 2024
Total notes payable	271,000	700,000
___________________________
(1)Amounts drawn on the notes payable with this lender reduce the facility size available under the warehouse line of credit with this lender by an equal and offsetting amount.
(2)This facility's maturity date is 30 days from written notice from either the financial institution or the Company.
(3)This facility agreement has a maturity of 364 days on the first $150.0 million committed amount and $50.0 million is due on demand.
(4)Each buyout transaction carries a maximum term of five years from the date of repurchase.
(5)Facility provides for committed amount of $250.0 million, which can be increased up to $400.0 million.
(6)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of June 30, 2024 and December 31, 2023.

Cash Flows
Our cash flows are summarized below:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Net cash used in operating activities	$(850,942)	$(315,899)
Net cash used in investing activities	(85,086)	(54,409)
Net cash provided by financing activities	916,452	335,385
Decrease in cash, cash equivalents and restricted cash	$(19,576)	$(34,923)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Loans held for sale	$(827,780)	$(280,217)
Other operating sources	(23,162)	(35,682)
Net cash used in operating activities	$(850,942)	$(315,899)
For the six months ended June 30, 2024 our loan sales were less than our loan originations with loan sales at $9.3 billion and loan originations at $10.4 billion. For the six months ended June 30, 2023 our loan sales were less than our originations with loan sales at $6.9 billion and loan originations at $7.3 billion. When loan sales are higher than loan originations we typically experience a net cash inflow and when loan originations are higher than loan sales we typically experience a net cash outflow. Therefore, in the six months ended June 30, 2024 we experienced a greater net cash outflow from our loans held for sale compared to the six months ended June 30, 2023.
Investing activities
Our investing activities primarily consist of originations and payment activity on loans held for investment, strategic acquisitions and purchases of property and equipment. Cash used in investing activities increased for the six months ended June 30, 2024 compared to the prior period, primarily due to the origination of $67.5 million in reverse mortgage loans and advances held for investment, offset by payments received of $23.6 million in the six months ended June 30, 2024 compared to originations of $34.4 million in the six months ended June 30, 2023. We also used $17.7 million to fund acquisitions in the six months ended June 30, 2024 compared to $5.5 million in the prior period. In the six months ended June 30, 2024, we purchased $18.8 million of MSRs and in the six months ended June 30, 2023 we issued a note receivable for $11.3 million in connection with the acquisition of CCM.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Six Months Ended June 30,
($ in thousands)	2024	2023
Warehouse lines of credit	$782,797	$340,057
Notes payable	122,234	(2,500)
Other financing sources	11,421	(2,172)
Net cash provided by financing activities	$916,452	$335,385
Borrowings under warehouse lines of credit move directionally with our MLHS. When our loan originations are higher than our loan sales, borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, our repayments on those lines would typically be higher than our borrowings. During the six months ended June 30, 2024 our loan originations exceeded our loan sales by $1.0 billion, causing a greater net cash inflow by warehouse lines of credit compared to the six months ended June 30, 2023 when our loan originations exceeded loan sales by $420.3 million.
The increase in cash provided by other financing activities was primarily driven by net borrowings of $122.2 million during the six months ended June 30, 2024 compared to net repayments of $2.5 million during the six months ended June 30, 2023 on our notes payable. In addition, we borrowed $66.2 million in connection with our reverse mortgage securitizations in the six months ended June 30, 2024, which was offset by payments of $21.3 million on our HMBS-related obligations. There was no comparable activity for the six months ended June 30, 2023 as we began originating reverse mortgage loans in the second quarter of 2023. Cash inflows from borrowings were offset by $30.7 million of dividend payments during the six months ended June 30, 2024.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. During the six months ended June 30, 2024, we repurchased and subsequently retired 31,968 shares of our Class A common stock at an average purchase price of $14.13 per share, excluding commissions. As of June 30, 2024, $10.7 million remains available for repurchase.
Interest Rate Lock Commitments
We enter into IRLCs with borrowers who have applied for residential forward mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans, adjusted for pull-through, were approximately $1.6 billion and $710.9 million as of June 30, 2024 and December 31, 2023, respectively. See “Note 15—Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures,” as defined in the Rule 13a-15(e) under the Exchange Act. The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information with respect to Guild’s repurchases of shares of its Class A common stock during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(1)
April 1, 2024 to April 30, 2024	3,629	$13.82	3,629	$10,830
May 1, 2024 to May 31, 2024	7,149	$14.06	7,149	$10,730
June 1, 2024 to June 30, 2024	3,443	$14.42	3,443	$10,680
Total	14,221	$14.09	14,221
_____________________________
(1)On May 5, 2022, our Board of Directors approved a share repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. As of June 30, 2024, $10.7 million remains available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2020)
3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 26, 2020)
10.1
Registration Rights Agreement, dated October 21, 2020, by and among Guild Holdings Company and the holders listed on Schedule I thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2020)

10.2	Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 9, 2020)
10.3†	Compensation Deferral Plan for Executives (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 9, 2020)
10.4†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 1, 2020)
10.5†	Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 1, 2020)
10.6†
Executive Nonqualified Excess Plan Adoption Agreement, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 1, 2020)

10.7†
Form of Restricted Stock Unit Agreement for IPO Grants to Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 1, 2020)

10.8†
Form of Restricted Stock Unit Agreement for IPO Grants to Non-Employee Directors under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 1, 2020)

10.9†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Terry Schmidt, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2023)

10.10†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and David Neylan, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2023)

10.11†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Amber Kramer, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on March 14, 2022)

10.12†
Form of Restricted Stock Unit Agreement to Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 14, 2022)

10.13†
Form of Restricted Stock Unit Agreement to Non-Employee Directors under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Guild Holdings Company's Quarterly Report on Form 10-Q filed on August 8, 2022)

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
101
The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

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

GUILD HOLDINGS COMPANY

Dated: August 8, 2024	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer

Dated: August 8, 2024	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer