Form 10-Q
period 2024-09-30
Guild Holdings Co
filed 2024-11-07
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 21,552,795 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$106,151	$120,260
Restricted cash	5,620	7,121
Mortgage loans held for sale, at fair value	1,763,121	901,227
Reverse mortgage loans held for investment, at fair value	409,144	315,912
Ginnie Mae loans subject to repurchase right	666,488	699,622
Mortgage servicing rights, at fair value	1,197,432	1,161,357
Advances, net	50,092	64,748
Property and equipment, net	18,072	13,913
Right-of-use assets	68,287	65,273
Goodwill and intangible assets, net	228,223	211,306
Other assets	131,811	115,981
Total assets	$4,644,441	$3,676,720
Liabilities and stockholders’ equity
Warehouse lines of credit, net	$1,649,010	$833,781
Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related borrowings	391,524	302,183
Ginnie Mae loans subject to repurchase right	676,644	700,120
Notes payable	240,000	148,766
Accounts payable and accrued expenses	89,658	63,432
Operating lease liabilities	78,266	75,832
Deferred tax liabilities	221,362	225,021
Other liabilities	140,081	144,092
Total liabilities	3,486,545	2,493,227
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 21,051,820 and 20,786,814 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	211	208
Class B common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at September 30, 2024 and December 31, 2023	403	403
Additional paid-in capital	53,780	47,158
Retained earnings	1,102,962	1,135,387
Non-controlling interests	540	337
Total stockholders’ equity	1,157,896	1,183,493
Total liabilities and stockholders’ equity	$4,644,441	$3,676,720
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Loan origination fees and gain on sale of loans, net	$220,611	$158,126	$560,519	$387,702
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,367	2,755	7,731	5,061
Loan servicing and other fees	70,951	61,941	204,448	182,239
Valuation adjustment of mortgage servicing rights	(145,776)	22,077	(122,864)	(4,904)
Interest income	43,808	31,348	104,755	76,177
Interest expense	(33,339)	(19,394)	(78,527)	(48,985)
Other income, net	635	404	662	663
Net revenue	159,257	257,257	676,724	597,953
Expenses
Salaries, incentive compensation and benefits	199,005	142,637	528,010	398,660
General and administrative	26,718	18,809	84,327	60,140
Occupancy, equipment and communication	22,001	18,536	62,164	54,368
Depreciation and amortization	3,753	3,664	11,477	11,063
Provision for foreclosure losses	613	84	509	554
Total expenses	252,090	183,730	686,487	524,785
(Loss) income before income taxes	(92,833)	73,527	(9,763)	73,168
Income tax (benefit) expense	(25,882)	19,284	(8,803)	19,184
Net (loss) income	(66,951)	54,243	(960)	53,984
Net loss attributable to non-controlling interests	(59)	(6)	(149)	(11)
Net (loss) income attributable to Guild	$(66,892)	$54,249	$(811)	$53,995

(Loss) earnings per share attributable to Class A and Class B Common Stock:
Basic	$(1.09)	$0.89	$(0.01)	$0.89
Diluted	$(1.09)	$0.88	$(0.01)	$0.87
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	61,390	60,956	61,279	60,940
Diluted	61,390	61,913	61,279	61,976
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2022	20,583,130	$206	40,333,019	$403	$42,727	$1,205,885	$66	$1,249,287
Net loss	—	—	—	—	—	(37,190)	(5)	(37,195)
Repurchase and retirement of Class A common stock	(50,166)	(1)	—	—	(567)	—	—	(568)
Stock-based compensation	—	—	—	—	1,756	—	—	1,756
Vesting of restricted stock units	333	—	—	—	—	—	—	—
Shares of Class A common stock withheld related to net share settlement	(137)	—	—	—	(1)	—	—	(1)
Balance at March 31, 2023	20,533,160	$205	40,333,019	$403	$43,915	$1,168,695	$61	$1,213,279
Net income	—	—	—	—	—	36,936	—	36,936
Repurchase and retirement of Class A common stock	(51,588)	(1)	—	—	(549)	—	—	(550)
Stock-based compensation	—	—	—	—	2,323	—	—	2,323
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(23)	23	—	—
Vesting of restricted stock units	211,733	2	—	—	(2)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(48,163)	—	—	—	(523)	—	—	(523)
Balance at June 30, 2023	20,645,142	$206	40,333,019	$403	$45,141	$1,205,654	$61	$1,251,465
Net income (loss)	—	—	—	—	—	54,249	(6)	54,243
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(30,479)	—	(30,479)
Repurchase and retirement of Class A common stock	(87,087)	(1)	—	—	(1,013)	—	—	(1,014)
Stock-based compensation	—	—	—	—	2,338	—	—	2,338
Dividend equivalents issued on unvested restricted stock units	—	—	—	—	1,073	(1,073)	—	—
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(10)	10	—	—
Acquisition of non-controlling interests	—	—	—	—	—	—	424	424
Balance at September 30, 2023	20,558,055	$205	40,333,019	$403	$47,529	$1,228,361	$479	$1,276,977
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2023	20,786,814	$208	40,333,019	$403	$47,158	$1,135,387	$337	$1,183,493
Net income (loss)	—	—	—	—	—	28,498	(98)	28,400
Repurchase and retirement of Class A common stock	(17,747)	—	—	—	(251)	—	—	(251)
Stock-based compensation	—	—	—	—	2,137	—	—	2,137
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(20)	20	—	—
Acquisition of non-controlling interests	—	—	—	—	—	—	371	371
Balance at March 31, 2024	20,769,067	$208	40,333,019	$403	$49,024	$1,163,905	$610	$1,214,150
Net income	—	—	—	—	—	37,583	8	37,591
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(30,702)	—	(30,702)
Repurchase and retirement of Class A common stock	(14,221)	—	—	—	(201)	—	—	(201)
Stock-based compensation	—	—	—	—	2,687	—	—	2,687
Dividend equivalents on unvested restricted stock units issued	—	—	—	—	943	(943)	—	—
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(9)	9	—	—
Vesting of restricted stock units	384,174	4	—	—	(4)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(77,813)	(1)	—	—	(1,088)	—	—	(1,089)
Balance at June 30, 2024	21,061,207	$211	40,333,019	$403	$51,352	$1,169,852	$618	$1,222,436
Net loss	—	—	—	—	—	(66,892)	(59)	(66,951)
Repurchase and retirement of Class A common stock	(23,746)	—	—	—	(339)	—	—	(339)
Stock-based compensation	—	—	—	—	2,857	—	—	2,857
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(2)	2	—	—
Vesting of restricted stock units	20,548	—	—	—	—	—	—	—
Shares of Class A common stock withheld related to net share settlement	(6,189)	—	—	—	(88)	—	—	(88)
Purchase of membership interests	—	—	—	—	—	—	(19)	(19)
Balance at September 30, 2024	21,051,820	$211	40,333,019	$403	$53,780	$1,102,962	$540	$1,157,896
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(960)	$53,984
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,477	11,063
Valuation adjustment of mortgage servicing rights	122,864	4,904
Valuation adjustment of mortgage loans held for sale	(1,419)	3,611
Valuation adjustment of reverse mortgage loans held for investment and HMBS-related borrowings	(7,731)	(5,061)
Unrealized gain on derivatives	(15,023)	(26,454)
Amortization of right-of-use assets	17,032	16,219
Provision for investor reserves	10,974	8,047
Provision for foreclosure losses	509	554
Valuation adjustment of contingent liabilities due to acquisitions, net	10,621	865
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(407,452)	(247,547)
Deferred income taxes	(3,659)	18,420
Stock-based compensation	7,681	6,417
Origination of mortgage servicing rights	(141,113)	(123,678)
Origination and purchase of mortgage loans held for sale	(15,977,511)	(10,910,122)
Proceeds on sale of and payments from mortgage loans held for sale	15,524,488	11,067,062
Other	4,954	1,316
Changes in operating assets and liabilities:
Advances and other assets	2,276	34,546
Accounts payable and accrued expenses	26,600	775
Operating lease liabilities	(17,843)	(16,810)
Other liabilities	(28,482)	(8,782)
Net cash used in operating activities	(861,717)	(110,671)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(17,710)	(8,030)
Origination and purchase of reverse mortgage loans held for investment	(102,265)	(77,297)
Principal payments received on reverse mortgage loans held for investment	32,559	734
Issuance of notes receivable	—	(16,250)
Purchases of property and equipment, net	(7,372)	(4,644)
Other	(20,813)	(357)
Net cash used in investing activities	(115,601)	(105,844)
Cash flows from financing activities
Borrowings on warehouse lines of credit	17,149,169	11,078,901
Repayments on warehouse lines of credit	(16,333,345)	(10,951,552)
Proceeds from issuance of reverse mortgage loans and tails accounted for as HMBS-related obligations	103,892	71,445
Repayments on HMBS-related obligations	(30,346)	—
Borrowings on notes payable	122,234	148,766
Repayments on notes payable	(31,000)	(126,250)
Contingent liability payments	(27)	—
Net change in related party notes payable	—	(530)
Dividends paid	(30,702)	(30,479)
Repurchases of Class A common stock	(791)	(2,132)
Taxes paid related to net share settlement of equity awards	(1,177)	(524)
Other	13,801	—
Net cash provided by financing activities	961,708	187,645
Decrease in cash, cash equivalents and restricted cash	(15,610)	(28,870)
Cash, cash equivalents and restricted cash, beginning of period	127,381	146,754
Cash, cash equivalents and restricted cash, end of period	$111,771	$117,884
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental information
Cash paid for interest, net	$30,709	$12,091
Income tax refunds, net of cash paid	$(5,476)	$(17,438)
Supplemental disclosure of non-cash investing activities:
Measurement period adjustment to goodwill	$—	$760

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$106,151	$114,352
Restricted cash	5,620	3,532
Total cash, cash equivalents and restricted cash	$111,771	$117,884
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Business
Guild Holdings Company, including its consolidated subsidiaries (collectively, “Guild” or the “Company”) originates, sells, and services residential mortgage loans in the United States. The Company operates in two reportable segments, origination and servicing. The Company operates approximately 450 branches with licenses in 49 states and the District of Columbia. The Company originates residential mortgages through retail and correspondent channels.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $1.3 billion and $646.5 million at September 30, 2024 and December 31, 2023, respectively.
Recent Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures about specific expense categories in the notes to the financial statements. For public business entities the update will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of the new guidance on its financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. For public business entities the update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the disclosure requirements related to the new standard.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is currently evaluating the disclosure requirements related to the new standard and does not expect the adoption to have a material impact on the Company’s financial statements and related disclosures.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At September 30, 2024 and December 31, 2023, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
Mortgage Loans Held for Sale (“MLHS”) — MLHS are carried at fair value. The fair value of MLHS is based on secondary market pricing for loans with similar characteristics, and as such, is classified as a Level Two measurement. Fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level and are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold. We regularly review our critical estimates and assumptions used in the valuation of our MLHS. See “Note 7—Mortgage Loans Held for Sale” for additional information on the Company's MLHS.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At September 30, 2024 the range of the risk adjusted discount rate was 23.2% - 25.0%, with a weighted average of 24.1% and at December 31, 2023 the risk adjusted discount rate was 25.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,763,121	$—	$1,763,121
Reverse mortgage loans held for investment	—	—	409,144	409,144
Mortgage servicing rights	—	—	1,197,432	1,197,432
Derivative assets
Interest rate lock commitments	—	—	19,763	19,763
Forward delivery commitments	—	1,208	—	1,208
Notes receivable	—	—	11,177	11,177
Total assets at fair value	$—	$1,764,329	$1,637,516	$3,401,845
Liabilities:
HMBS-related borrowings	$—	$—	$391,524	$391,524
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	7,423	—	7,423
Contingent liabilities due to acquisitions	—	—	29,331	29,331
Total liabilities at fair value	$—	$7,423	$420,855	$428,278
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$901,227	$—	$901,227
Reverse mortgage loans held for investment	—	—	315,912	315,912
Mortgage servicing rights	—	—	1,161,357	1,161,357
Derivative assets
Interest rate lock commitments	—	—	14,902	14,902
Forward delivery commitments	—	693	—	693
Notes receivable	—	—	10,627	10,627
Total assets at fair value	$—	$901,920	$1,502,798	$2,404,718
Liabilities:
HMBS-related borrowings	$—	$—	$302,183	$302,183
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	16,245	—	16,245
Contingent liabilities due to acquisitions	—	—	8,720	8,720
Total liabilities at fair value	$—	$16,245	$310,903	$327,148

The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2024:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at June 30, 2024	$18,172	$11,376	$26,575
Net transfers and revaluation losses	1,591	—	—
Payments	—	—	(27)
Additions	—	184	—
Valuation adjustments	—	(383)	2,783
Balance at September 30, 2024	$19,763	$11,177	$29,331

Balance at December 31, 2023	$14,902	$10,627	$8,720
Net transfers and revaluation losses	4,861	—	—
Payments	—	—	(27)
Additions	—	492	10,017
Valuation adjustments	—	58	10,621
Balance at September 30, 2024	$19,763	$11,177	$29,331
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2023:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at June 30, 2023	$5,613	$9,824	$7,793
Net transfers and revaluation losses	6,606	—	—
Additions	—	5,156	—
Valuation adjustments	—	(171)	(554)
Balance at September 30, 2023	$12,219	$14,809	$7,239

Balance at December 31, 2022	$1,518	$—	$526
Net transfers and revaluation losses	10,701	—	—
Additions	—	16,406	6,103
Valuation adjustments	—	(1,597)	610
Balance at September 30, 2023	$12,219	$14,809	$7,239
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels for the three and nine months ended September 30, 2024 and 2023.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At September 30, 2024 and December 31, 2023, the Company had the following financial assets measured at fair value on a non-recurring basis:
Ginnie Mae Loans Subject to Repurchase Right — GNMA securitization programs allow servicers to buy back individual delinquent mortgage loans from the securitized loan pool once certain conditions are met. If a borrower makes no payment for three consecutive months, the servicer has the option to repurchase the delinquent loan for an amount equal to 100% of the loan’s remaining unpaid principal balance (“UPB”). Under ASC 860, Transfers and Servicing, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. The Company records these assets and liabilities at their fair value, which is determined to be the remaining UPB. The Company’s future expected realizable cash flows are the cash payments of the remaining UPB whether paid by the borrower or reimbursed through a claim filed with HUD. The Company classifies the fair value of these assets and liabilities as a Level Two measurement in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets' and liabilities' lives.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$666,488	$—	$666,488
Total assets at fair value	$—	$666,488	$—	$666,488
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$676,644	$—	$676,644
Total liabilities at fair value	$—	$676,644	$—	$676,644
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$699,622	$—	$699,622
Total assets at fair value	$—	$699,622	$—	$699,622
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$700,120	$—	$700,120
Total liabilities at fair value	$—	$700,120	$—	$700,120
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

(in thousands)	Fair Value	Principal Amount Due Upon Maturity	Difference
September 30, 2024
Assets:
Mortgage loans held for sale(1)	$1,763,121	$1,754,737	$8,384
Reverse mortgage loans held for investment(2)	409,144	382,516	26,628
Notes receivable	11,177	12,048	(871)
Liabilities:
HMBS-related borrowings	$391,524	$383,496	$8,028
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $6.8 million and UPB of $8.9 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $3.0 million and UPB of $2.9 million.

(in thousands)	Fair Value	Principal Amount Due Upon Maturity	Difference
December 31, 2023
Assets:
Mortgage loans held for sale(1)	$901,227	$892,816	$8,411
Reverse mortgage loans held for investment(2)	315,912	290,907	25,005
Notes receivable	10,627	11,556	(929)
Liabilities:
HMBS-related borrowings	$302,183	$293,542	$8,641
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $7.3 million and UPB of $9.9 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $3.4 million and UPB of $3.3 million.
NOTE 3—ACQUISITIONS
The following acquisitions were accounted for as business combinations, under which the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values and the excess was recorded as goodwill. The preliminary fair values are subject to subsequent adjustments during the measurement period, not to exceed one year from the date of acquisition. The goodwill resulting from the purchase price allocation reflects the expected synergistic benefits of expanding the Company's geographic locations and the existing workforce. The acquired goodwill was allocated to the origination segment and is deductible for tax purposes. The Company does not consider the acquisitions to be material, individually or in the aggregate. The results of the acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisitions. Transaction costs associated with these transactions were not material and were expensed as incurred within general and administrative expenses in the Condensed Consolidated Statements of Operations.
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
2023 Acquisitions
In 2023, the Company acquired certain assets of First Centennial Mortgage Corporation (“FCM”), Cherry Creek Mortgage, LLC (“CCM”) and Legacy Mortgage, LLC (“Legacy”) for a total fair value consideration of $15.4 million, which consisted of $8.0 million in cash, total fair value of contingent consideration of $6.1 million and an original issuance discount on note receivable of $1.3 million.
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

NOTE 4—ADVANCES, NET
Advances, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Trust advances	$32,076	$44,487
Foreclosure advances	22,910	25,955
Foreclosure loss reserve	(4,894)	(5,694)
Total advances, net	$50,092	$64,748
Management has established a foreclosure loss reserve for estimated uncollectible balances of the foreclosure and trust advances. The activity of the foreclosure loss reserve was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance — beginning of period	$4,807	$6,659	$5,694	$8,698
Provision for foreclosure losses	613	84	509	554
Realized losses, net	(526)	(549)	(1,309)	(3,058)
Balance — end of period	$4,894	$6,194	$4,894	$6,194
NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses forward commitments in hedging the interest rate risk exposure on its fixed and adjustable rate commitments. The Company’s derivative instruments are not designated as hedging instruments for accounting purposes; therefore, changes in fair value are recognized in current period earnings. Realized and unrealized gains and losses from the Company's non-designated derivative instruments are included in loan origination fees and gain on sale of loans, net in the Condensed Consolidated Statements of Operations. Derivative assets are included within other assets and derivative liabilities are included within other liabilities in the Condensed Consolidated Balance Sheets.
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Unrealized hedging (losses) gains	$(2,483)	$10,699	$15,023	$26,454
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows as of September 30, 2024 and December 31, 2023:

		Fair Value
(in thousands)	Notional Value	Derivative Asset	Derivative Liability
September 30, 2024
IRLCs	$1,937,564	$19,763	$—
Forward delivery commitments and best efforts sales commitments	$2,103,393	$1,208	$7,423
December 31, 2023
IRLCs	$821,865	$14,902	$—
Forward delivery commitments and best efforts sales commitments	$933,850	$693	$16,245
The Company had an additional $264.9 million and $163.8 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at September 30, 2024 and December 31, 2023, respectively. The Company also had $376.0 million and $343.0 million in closed hedge instruments not yet settled at September 30, 2024 and December 31, 2023, respectively. See “Note 2—Fair Value Measurements” for fair value disclosure of the derivative instruments.
The following table presents the unobservable input assumption used to determine the fair value of IRLCs as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% - 100% (88.2%)	0% - 100% (86.5%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty, including the right to obtain cash collateral. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and nine months ended September 30, 2024 and 2023.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument as of September 30, 2024 and December 31, 2023:

(in thousands)	Gross Amounts of Recognized Assets (Liabilities) in the Balance Sheet	Gross Amounts Offset in the Balance Sheet	Cash Collateral Paid and Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
September 30, 2024
Forward delivery commitments	$1,194	$(4,395)	$4,409	$1,208
Total assets	$1,194	$(4,395)	$4,409	$1,208

Forward delivery commitments and best efforts sales commitments	$(8,808)	$1,385	$—	$(7,423)
Total liabilities	$(8,808)	$1,385	$—	$(7,423)

December 31, 2023
Forward delivery commitments	$8	$(2,837)	$3,522	$693
Total assets	$8	$(2,837)	$3,522	$693

Forward delivery commitments and best efforts sales commitments	$(18,105)	$148	$1,712	$(16,245)
Total liabilities	$(18,105)	$148	$1,712	$(16,245)
NOTE 6—MORTGAGE SERVICING RIGHTS
The following table presents the activity of MSRs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance — beginning of period	$1,292,662	$1,184,503	$1,161,357	$1,139,539
MSRs originated	51,482	51,733	141,113	123,678
MSRs purchased, net	(936)	—	17,826	—
Changes in fair value:
Due to collection/realization of cash flows	(21,815)	(16,127)	(52,445)	(43,187)
Due to changes in valuation model inputs or assumptions	(123,961)	38,204	(70,419)	38,283
Balance — end of period	$1,197,432	$1,258,313	$1,197,432	$1,258,313

The following table presents the unobservable input assumptions used to determine the fair value of MSRs:

	September 30, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.5% (10.8%)	9.6% - 15.5% (10.9%)
Prepayment rate	5.6% - 43.4% (9.4%)	6.4% - 32.0% (8.5%)
Cost to service (per loan)	$72.0 - $370.2 ($96.6)	$72.1 - $366.3 ($96.4)
At September 30, 2024 and December 31, 2023, the MSRs had a weighted average life of approximately 7.6 years and 8.0 years, respectively. See “Note 2—Fair Value Measurements” for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, which were recorded within loan servicing and other fees as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Servicing fees from servicing portfolio	$69,140	$60,992	$199,239	$179,382
Late fees	2,200	1,729	6,298	5,016
Other ancillary servicing revenue and fees	(389)	(780)	(1,089)	(2,159)
Total loan servicing and other fees	$70,951	$61,941	$204,448	$182,239

At September 30, 2024 and December 31, 2023, the UPB of mortgage loans serviced for others totaled $91.4 billion and $85.0 billion, respectively, including loans subserviced by third-parties of $1.6 billion at September 30, 2024. Conforming conventional loans serviced by the Company are sold to FNMA or FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
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

The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at September 30, 2024 and December 31, 2023, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
(in thousands)	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2024
Mortgage servicing rights	$(39,771)	$(80,121)	$(45,412)	$(90,545)	$(9,229)	$(21,791)
December 31, 2023
Mortgage servicing rights	$(36,968)	$(72,701)	$(47,899)	$(93,196)	$(11,315)	$(23,573)
NOTE 7—MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service these loans upon sale through ownership of servicing rights. A reconciliation of the changes in MLHS to the amounts presented in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 is set forth below:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance — beginning of period	$901,227	$845,775
Origination and purchase of mortgage loans held for sale	15,977,511	10,910,122
Proceeds on sale of and payments from mortgage loans held for sale	(15,524,488)	(11,067,062)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	407,452	247,547
Valuation adjustment of mortgage loans held for sale	1,419	(3,611)
Balance — end of period	$1,763,121	$932,771
NOTE 8—REVERSE MORTGAGE LOANS HELD FOR INVESTMENT AND HMBS-RELATED BORROWINGS
A reconciliation of the changes in reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented is below:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$376,182	$(358,101)	$315,912	$(302,183)
Originations and purchases	34,782	—	102,265	—
Securitization of home equity conversion mortgages (“HECM”) loans and tails accounted for as a financing (including realized fair value changes)	—	(37,691)	—	(103,892)
Repayments (principal payments received)	(8,939)	9,020	(32,559)	30,346
Change in fair value recognized in earnings(2)	7,119	(4,752)	23,526	(15,795)
Balance — end of period	$409,144	$(391,524)	$409,144	$(391,524)

Securitized loans (pledged to HMBS-related borrowings)	$398,723	$(391,524)	$398,723	$(391,524)
Unsecuritized loans and tail advances	10,421	—	10,421	—
Total	$409,144	$(391,524)	$409,144	$(391,524)

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$36,709	$—	$—	$—
Originations and purchases	42,894	—	77,297	—
Securitization of HECM loans and tails accounted for as a financing (including realized fair value changes)	—	(71,445)	—	(71,445)
Repayments (principal payments received)	(734)	—	(734)	—
Change in fair value recognized in earnings(2)	2,588	167	4,894	167
Balance — end of period	$81,457	$(71,278)	$81,457	$(71,278)

Securitized loans (pledged to HMBS-related borrowings)	$73,443	$(71,278)	$73,443	$(71,278)
Unsecuritized loans and tail advances	8,014	—	8,014	—
Total	$81,457	$(71,278)	$81,457	$(71,278)
_____________________________
(1)HMBS-related borrowings represent the issuance of pools of HMBS, which are guaranteed by GNMA, to third-party security holders. The Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in the Condensed Consolidated Balance Sheets as reverse mortgage loans held for investment and recording the pooled HMBS as HMBS-related borrowings.
(2)See further breakdown in the table below.
The following table presents gains (losses) on reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gain on new originations(1)	$1,604	$—	$4,770	$—
Gain on tail securitizations(2)	418	—	1,175	—
Net interest income	31	—	79	—
Change in fair value	314	2,755	1,707	5,061
Fair value gain recognized in earnings(3)	2,367	2,755	7,731	5,061
Loan fees and other(4)	1,029	749	2,778	1,031
Total	$3,396	$3,504	$10,509	$6,092
_____________________________
(1)Includes the changes in fair value of newly originated loans held for investment in the period from origination through securitization date.
(2)Includes the cash realized gains upon securitization of tails.
(3)See breakdown between loans held for investment and HMBS-related borrowings in the table above.
(4)Loan fees and other are included in loan origination fees and gain on sale of loans, net in the Condensed Consolidated Statements of Operations.

The following table presents the unobservable input assumptions used to determine the fair value of reverse mortgage loans held for investment and HMBS-related borrowings as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 8.8 (6.8)	0.1 - 8.9 (7.2)
Discount rate	12.0% - 12.0% (12.0%)	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.6% - 11.1% (8.0%)	6.9% - 11.3% (8.1%)
NOTE 9—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the Company's goodwill and intangible assets, net as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Goodwill	$198,724	$186,181
Intangible assets, net	29,499	25,125
Goodwill and intangible assets, net	$228,223	$211,306
Goodwill
The changes in the carrying amount of goodwill allocated to the origination segment are presented in the following table:

(in thousands)
Balance at December 31, 2022	$176,769
Acquisitions	8,654
Purchase accounting adjustments	758
Balance at December 31, 2023	186,181
Acquisitions	12,543
Balance at September 30, 2024	$198,724
Intangible Assets, Net
The following table presents the Company's intangible assets, net as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Referral network	$53,500	$(24,001)	$29,499	$42,300	$(17,625)	$24,675
Non-compete agreements	2,700	(2,700)	—	2,700	(2,250)	450
	$56,200	$(26,701)	$29,499	$45,000	$(19,875)	$25,125
Amortization expense related to intangible assets was $2.2 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $6.8 million and $6.0 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 10—WAREHOUSE LINES OF CREDIT, NET
Warehouse lines of credit consisted of the following at September 30, 2024 and December 31, 2023. Changes subsequent to September 30, 2024 have been described in the notes referenced with the below table.

		(in thousands)
	Maturity	September 30, 2024	December 31, 2023
$165 million master repurchase facility agreement(1)	January 2025	$95,961	$122,462
$250 million master repurchase facility agreement(2)	August 2025	209,026	99,059
$400 million master repurchase facility agreement(3)	August 2025	354,888	158,412
$200 million master repurchase facility agreement(4)	May 2025	133,272	87,252
$200 million master repurchase facility agreement(5)	September 2025	144,864	91,039
$350 million master repurchase facility agreement(6)	September 2025	302,442	134,964
$300 million master repurchase facility agreement(7)	N/A	248,147	30,185
$200 million master repurchase facility agreement(8)	N/A	140,924	78,682
$75 million master repurchase facility agreement(9)	N/A	22,635	34,280
		1,652,159	836,335
Prepaid commitment fees		(3,149)	(2,554)
Warehouse lines of credit, net		$1,649,010	$833,781
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
(8)This facility agreement has a maturity of 364 days on the first $150.0 million committed amount and $50.0 million is due on demand. The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.75%. Subsequent to September 30, 2024, this facility was amended to mature in full in October 2025.
(9)The interest rate on this facility is 3.375%. This facility is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to five years.

The weighted average interest rate for warehouse lines of credit was 6.9% and 7.0% at September 30, 2024 and December 31, 2023, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $7.9 million and $8.7 million in its warehouse buy down accounts as offsets to certain lines of credit at September 30, 2024 and December 31, 2023, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, adjusted pre-tax net income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At September 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (“ASAP”). The Company can elect to assign FNMA Mortgage-Backed Security (“MBS”) trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There were no outstanding balances as of September 30, 2024 and December 31, 2023 on the ASAP financing.

NOTE 11—NOTES PAYABLE
Revolving Notes
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.5%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2024 and December 31, 2023, the Company had $46.0 million and $31.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $150.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2027. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. The revolving note also had an unused facility fee on the average unused balance, which was also paid quarterly. The unused facility fee was waived if the average outstanding balance exceeded 35% of the available combined warehouse and MSR facility. In September 2023, the revolving note was amended to remove the unused facility fee. In September 2024, the revolving note was amended to separate it from the warehouse facility. At September 30, 2024 and December 31, 2023, the Company had $80.0 million and $30.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note, which it can draw upon as needed. The agreement currently expires in September 2028. Borrowings on the revolving note are collateralized by the Company’s FNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 2.0%. The revolving note has a committed amount of $250.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $400.0 million. At September 30, 2024 and December 31, 2023, the Company had $114.0 million and $87.8 million, respectively, in outstanding borrowings on this credit facility.
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
Common Stock Dividends
The Company declared and paid $30.7 million in dividends during the nine months ended September 30, 2024 and paid $30.5 million in dividends during the year ended December 31, 2023.
In conjunction with the payment of Guild's dividends, Guild issued 59,330 and 95,413 DEUs to holders of RSUs during the nine months ended September 30, 2024 and year ended December 31, 2023, respectively. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and an increase to additional paid-in capital.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the following 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the three and nine months ended September 30, 2024, the Company repurchased and subsequently retired 23,746 and 55,714 shares of its Class A common stock for $0.3 million and $0.8 million at an average price of $14.29 per share and $14.20 per share, excluding commissions, respectively. During the three and nine months ended September 30, 2023 the Company repurchased and subsequently retired 87,087 and 188,841 shares of its Class A common stock for $1.0 million and $2.1 million at an average price of $11.63 per share and $11.27 per share, excluding commissions, respectively. As of September 30, 2024, $10.3 million remains available for repurchase.
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

The following table sets forth the components of basic and diluted earnings per share for the periods presented:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Guild	$(66,892)	$54,249	$(811)	$53,995

Weighted average shares outstanding—Class A Common Stock	21,057	20,623	20,946	20,607
Weighted average shares outstanding—Class B Common Stock	40,333	40,333	40,333	40,333
Weighted average shares outstanding—Basic	61,390	60,956	61,279	60,940

Add: dilutive effects of unvested shares of restricted stock	—	957	—	1,036
Weighted average shares outstanding—Diluted	61,390	61,913	61,279	61,976

(Loss) earnings per share attributable to Class A and Class B Common Stock:
Basic	$(1.09)	$0.89	$(0.01)	$0.89
Diluted	$(1.09)	$0.88	$(0.01)	$0.87
Approximately 1.2 million and 1.1 million potential shares of Class A common stock related to unvested RSUs were excluded from the calculation of diluted loss per share as a result of being anti-dilutive for the three and nine months ended September 30, 2024, respectively. No shares of Class A common stock were excluded from the calculation of earnings per share as a result for being anti-dilutive for the three and nine months ended September 30, 2023.
NOTE 14—STOCK-BASED COMPENSATION
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Plan. Compensation costs recognized for these restricted stock grants were approximately $2.9 million and $7.7 million for the three and nine months ended September 30, 2024, respectively, and $2.3 million and $6.4 million for the three and nine months ended September 30, 2023, respectively, and are included in salaries, incentive compensation and benefits. As of September 30, 2024, there was approximately $10.5 million of unrecognized compensation costs related to these unvested RSUs which is expected to be recognized over a weighted average period of 1.2 years.
NOTE 15—COMMITMENTS AND CONTINGENCIES
Reserves for loan repurchases from investors
In the ordinary course of business, the Company has exposure to liabilities with respect to certain representations and warranties that we make to the investors who purchase loans that we originate. Under certain circumstances, these representations and warranties could require the Company to repurchase forward mortgage loans, or indemnify the purchaser for losses incurred if there has been a breach of these representations and warranties or if early payment defaults have occurred. The liability for probable losses related to the repurchase and indemnification obligation considers an estimate of probable future repurchase or indemnification obligations from breaches of representations and warranties. The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less any loans that have already been paid in full by the mortgagor, that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make-whole, or that have been repurchased. Additionally, the Company may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC. The liability for investor reserves is included within other liabilities in the Condensed Consolidated Balance Sheets.

The activity of the investor reserves was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance — beginning of period	$20,311	$18,364	$19,973	$16,094
Provision for investor reserves	6,418	3,029	10,974	8,047
Realized losses, net	(4,383)	(1,371)	(8,601)	(4,119)
Balance — end of period	$22,346	$20,022	$22,346	$20,022
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential forward mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans at September 30, 2024 and December 31, 2023 were approximately $1.9 billion and $821.9 million, respectively.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at September 30, 2024 and December 31, 2023 were approximately $2.1 billion and $933.9 million, respectively.
The Company has originated reverse mortgage loans under which the borrowers have additional borrowing capacity of $123.6 million and $107.3 million at September 30, 2024 and December 31, 2023, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $3.3 million and $0.3 million in connection with our reverse mortgage loans, outstanding at September 30, 2024 and December 31, 2023, respectively. The Company finances origination of reverse mortgage loans with warehouse lines of credit.
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $272.7 million and $253.5 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company was in compliance with this requirement.
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
Servicing — The Company services loans out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of September 30, 2024 the Company serviced at least one loan in 49 different states. The servicing segment provides a steady stream of cash flow to support the origination segment, and more importantly, it allows for the Company to build long-standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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
The following table presents the financial performance and results by segment for the three months ended September 30, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$220,365	$246	$220,611	$—	$220,611
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,367	—	2,367	—	2,367
Loan servicing and other fees	—	70,951	70,951	—	70,951
Valuation adjustment of mortgage servicing rights	—	(145,776)	(145,776)	—	(145,776)
Interest income (expense), net	708	14,686	15,394	(4,925)	10,469
Other income (expense), net	657	70	727	(92)	635
Net revenue	224,097	(59,823)	164,274	(5,017)	159,257
Expenses
Salaries, incentive compensation and benefits	175,922	9,219	185,141	13,864	199,005
General and administrative	19,742	3,788	23,530	3,188	26,718
Occupancy, equipment and communication	18,708	1,004	19,712	2,289	22,001
Depreciation and amortization	3,290	161	3,451	302	3,753
Provision for foreclosure losses	—	613	613	—	613
Total expenses	217,662	14,785	232,447	19,643	252,090
Income tax benefit	—	—	—	(25,882)	(25,882)
Net income (loss)	$6,435	$(74,608)	$(68,173)	$1,222	$(66,951)

The following table presents the financial performance and results by segment for the nine months ended September 30, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$560,247	$272	$560,519	$—	$560,519
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	7,731	—	7,731	—	7,731
Loan servicing and other fees	—	204,448	204,448	—	204,448
Valuation adjustment of mortgage servicing rights	—	(122,864)	(122,864)	—	(122,864)
Interest income (expense), net	1,253	37,052	38,305	(12,077)	26,228
Other income (expense), net	1,556	137	1,693	(1,031)	662
Net revenue	570,787	119,045	689,832	(13,108)	676,724
Expenses
Salaries, incentive compensation and benefits	466,064	25,882	491,946	36,064	528,010
General and administrative	62,088	10,505	72,593	11,734	84,327
Occupancy, equipment and communication	53,519	2,705	56,224	5,940	62,164
Depreciation and amortization	9,943	572	10,515	962	11,477
Provision for foreclosure losses	—	509	509	—	509
Total expenses	591,614	40,173	631,787	54,700	686,487
Income tax benefit	—	—	—	(8,803)	(8,803)
Net (loss) income	$(20,827)	$78,872	$58,045	$(59,005)	$(960)

The following table presents the financial performance and results by segment for the three months ended September 30, 2023:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$158,812	$(686)	$158,126	$—	$158,126
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,755	—	2,755	—	2,755
Loan servicing and other fees	—	61,941	61,941	—	61,941
Valuation adjustment of mortgage servicing rights	—	22,077	22,077	—	22,077
Interest income (expense), net	1,388	13,208	14,596	(2,642)	11,954
Other income, net	341	49	390	14	404
Net revenue	163,296	96,589	259,885	(2,628)	257,257
Expenses
Salaries, incentive compensation and benefits	123,978	8,104	132,082	10,555	142,637
General and administrative	12,696	2,953	15,649	3,160	18,809
Occupancy, equipment and communication	15,995	1,406	17,401	1,135	18,536
Depreciation and amortization	3,435	17	3,452	212	3,664
Provision for foreclosure losses	—	84	84	—	84
Total expenses	156,104	12,564	168,668	15,062	183,730
Income tax expense	—	—	—	19,284	19,284
Net income (loss)	$7,192	$84,025	$91,217	$(36,974)	$54,243

The following table presents the financial performance and results by segment for the nine months ended September 30, 2023:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$387,587	$115	$387,702	$—	$387,702
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,061	—	5,061	—	5,061
Loan servicing and other fees	—	182,277	182,277	(38)	182,239
Valuation adjustment of mortgage servicing rights	—	(4,904)	(4,904)	—	(4,904)
Interest income (expense), net	4,019	30,884	34,903	(7,711)	27,192
Other income, net	507	150	657	6	663
Net revenue	397,174	208,522	605,696	(7,743)	597,953
Expenses
Salaries, incentive compensation and benefits	344,259	23,173	367,432	31,228	398,660
General and administrative	42,251	8,073	50,324	9,816	60,140
Occupancy, equipment and communication	47,356	3,887	51,243	3,125	54,368
Depreciation and amortization	10,198	377	10,575	488	11,063
Provision for foreclosure losses	—	554	554	—	554
Total expenses	444,064	36,064	480,128	44,657	524,785
Income tax expense	—	—	—	19,184	19,184
Net (loss) income	$(46,890)	$172,458	$125,568	$(71,584)	$53,984

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
•Guild originated $6.9 billion and $6.5 billion of mortgage loans during the three months ended September 30, 2024 and June 30, 2024, respectively, and originated $17.3 billion and $11.6 billion of mortgage loans during the nine months ended September 30, 2024 and 2023, respectively. Investments in our origination segment through acquisitions and recruiting in the last year have contributed to the increase in origination volumes during periods of high home prices and low inventory which have caused mortgage demand to remain at low levels.
•Purchase originations accounted for 88.1%, 92.3%, 90.3% and 93.6% of total originations for the three months ended September 30, 2024 and June 30, 2024 and for the nine months ended September 30, 2024 and 2023, respectively. According to the Mortgage Bankers Association’s (“MBA”) October 2024 Mortgage Finance Forecast, purchase originations accounted for 74.5%, 78.3%, 76.6% and 84.9% of total one-to-four family originations for the three months ended September 30, 2024 and June 30, 2024 and for the nine months ended September 30, 2024 and 2023, respectively.
•Guild’s servicing portfolio as of September 30, 2024 was $91.5 billion of UPB compared to $89.1 billion as of June 30, 2024 and $83.7 billion as of September 30, 2023, with the average size of the portfolio increasing 2.9% and 8.6%, respectively, over that time. The UPB of our servicing portfolio excludes loans subserviced by third-parties and includes loans held for sale.
•Guild generated $66.9 million of net loss and $37.6 million of net income for the three months ended September 30, 2024 and June 30, 2024, respectively, and $0.8 million of net loss and $54.0 million of net income for the nine months ended September 30, 2024 and 2023, respectively. Guild generated diluted loss per share of $1.09 and diluted earnings per share of $0.60 for the three months ended September 30, 2024 and June 30, 2024, respectively, and diluted loss per share of $0.01 and diluted earnings per share of $0.87 for the nine months ended September 30, 2024 and 2023, respectively.

•Guild generated $31.7 million and $30.7 million of adjusted net income for the three months ended September 30, 2024 and June 30, 2024, respectively, and $70.4 million and $35.5 million of adjusted net income for the nine months ended September 30, 2024 and 2023, respectively. Guild generated adjusted diluted earnings per share of $0.51 and $0.49 for the three months ended September 30, 2024 and June 30, 2024, respectively, and adjusted diluted earnings per share of $1.13 and $0.57 for the nine months ended September 30, 2024 and 2023, respectively.
•Guild generated $46.4 million and $41.6 million of adjusted EBITDA for the three months ended September 30, 2024 and June 30, 2024, respectively, and $103.9 million and $61.6 million of adjusted EBITDA for the nine months ended September 30, 2024 and 2023, respectively.
•Guild’s adjusted return on equity was 10.6% and 10.1% for the three months ended September 30, 2024 and June 30, 2024, respectively, and 8.0% and 3.8% for the nine months ended September 30, 2024 and 2023, respectively.
•Guild had a tangible net book value per share of $15.14 and $15.90 at September 30, 2024 and December 31, 2023, respectively.
•During the three months ended September 30, 2024, Guild had a 29% purchase recapture rate, a 41% refinance recapture rate and a 35% overall recapture rate, compared to 27%, 22%, and 25%, respectively, for the three months ended June 30, 2024. During the nine months ended September 30, 2024, Guild had a 28% purchase recapture rate, a 35% refinance recapture rate and a 31% overall recapture rate, compared to 28%, 26%, and 27%, respectively, for the nine months ended September 30, 2023.
•In 2024 and 2023, Guild acquired certain assets of four mortgage lenders to support its growth strategy by expanding its business into new local communities and increasing its presence in the geographic areas it serves its clients. The acquisitions were funded with cash on hand and borrowings totaling approximately $25.0 million.
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
Market and Economic Overview
Over the past year, the Federal Open Market Committee (“FOMC”) had paused its series of rate hikes, keeping the Federal Funds Rate flat after aggressive increases in 2022 and early 2023, with its first rate drop of 50 bps in September 2024. The 10-year Treasury yield has shown some decline year to date, driven by economic indicators signaling slowing inflation, weaker job growth and potential softening of the Federal Reserve Policy. Decisions regarding changes in interest rates by the Federal Reserve could be assessed on a month-to-month basis and the Company will continue to monitor rate developments closely. While the Federal Reserve does not directly control mortgage interest rates, the Federal Funds Rate and inflation impact 10-year Treasury yield and mortgage interest rates, as higher Federal Funds Rate and inflation lead to increased yields and borrowing costs, while lower Federal Funds Rates and inflation result in decreased yields and mortgage rates. The average 10-year Treasury yield decreased 50 basis points and the average 30-year mortgage interest rate decreased 50 basis points during the three months ended September 30, 2024, which led to more refinancings and higher prepayment activity. These mortgage interest rate changes affect the fair value adjustments and assumptions used within the Mortgage Servicing Rights (“MSR”) valuation model. The fair value of MSRs is driven by changes in mortgage interest rates and prepayment speeds, which generally move inversely. Rising rates slow prepayments, increasing MSR value, while falling rates accelerate prepayments, reducing MSR value. We recorded a loss of $145.8 million and a gain of $2.1 million for the three months ended September 30, 2024 and June 30, 2024, respectively, and recorded a loss of $122.9 million and a loss of $4.9 million for the nine months ended September 30, 2024 and 2023, respectively, for changes in the fair value of our MSRs. See discussion below under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
Home-buying affordability challenges remain as elevated home prices and mortgage rates cause many buyers to delay plans to purchase. Many homeowners with mortgage interest rates well below the current rates are choosing not to sell, limiting available inventory, but the existing home sales months supply has increased by 5% since last quarter, providing more opportunities for purchase mortgage originations. The MBA’s October 2024 Mortgage Finance Forecast reported the industry’s total originations up 16.5% for the nine months ended September 30, 2024 compared to the same period in the prior year, while our originations increased by 48.5%, which outpaced the market. The MBA is forecasting mortgage originations for purchases to increase by 4.0% in 2024 to $1.29 trillion from $1.24 trillion in 2023 and are predicting refinance originations to increase by 129.7% in 2024 to $503 billion from $219 billion in 2023. The MBA is forecasting total home sales to increase by 7.3% in 2025 after remaining relatively flat for 2024 while prices have stabilized. The elevated rates in 2023 and 2024, as well as the tight housing supply, have led to higher levels of competition and lower gain on sale margins and profitability. Margins may continue to remain at reduced rates due to interest rates remaining at high levels for longer than expected and increasing competition among mortgage providers, placing sustained pressure on pricing. However, future margins will depend on future market demand, capacity and other macroeconomic factors.
Key Performance Indicators
Management reviews several key performance indicators to evaluate our business results, measure our performance, identify trends affecting our business, formulate projections and inform our strategic business decisions. We use these key performance indicators to develop operational goals for managing our business.
Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us compare our performance against the nationwide originations market and our competitors. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and related value of our MSRs, the health of the business as measured by the average MSR delinquency rate and help drive our customer retention efforts. We believe that the net additions to our portfolio are a leading indicator to our growth in servicing income.
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

	Three Months Ended		Change	% Change
($ and units in thousands)	September 30, 2024	June 30, 2024
Origination Data
Total originations(1)	$6,905,527	$6,525,898	$379,629	5.8%
Total originations (units)(2)	20.1	19.2	0.9	4.7%
Gain on sale margin (bps)(3)	333	326	7	2.1%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	321	315	6	1.9%
Servicing Data(5)
UPB (period end)(6)	$91,485,163	$89,092,933	$2,392,230	2.7%
Loans serviced (period end)(6)	365	358	7	2.0%
Loans serviced (average)(6)	362	354	8	2.3%
MSR multiple (period end)(7)	4.4	4.9	(0.5)	(10.2)%
Weighted average coupon rate	4.4%	4.3%	0.1%	2.3%
Loan delinquency rate 60-plus days (period end)	1.7%	1.5%	0.2%	13.3%

	Nine Months Ended		Change	% Change
($ and units in thousands)	September 30, 2024	September 30, 2023
Origination Data
Total originations(1)	$17,283,964	$11,639,781	$5,644,183	48.5%
Total originations (units)(2)	51.2	35.7	15.5	43.4%
Gain on sale margin (bps)(3)	337	343	(6)	(1.7)%
Gain on sale margin on pull-through adjusted locked volume (bps)(4)	311	333	(22)	(6.6)%
Servicing Data(5)
UPB (period end)(6)	$91,485,163	$83,705,731	$7,779,432	9.3%
Loans serviced (period end)(6)	365	340	25	7.4%
Loans serviced (average)(6)	355	332	23	6.9%
MSR multiple (period end)(7)	4.4	5.0	(0.6)	(12.0)%
Weighted average coupon rate	4.4%	4.0%	0.4%	10.0%
Loan delinquency rate 60-plus days (period end)	1.7%	1.6%	0.1%	6.3%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
(3)Represents loan origination fees and gain on sale of loans, net plus gain on reverse mortgage loans held for investment and HMBS-related borrowings, net divided by total originations, excluding brokered and wholesale loans, to derive basis points. The nine months ended September 30, 2023 include a $17.4 million increase in the valuation of our interest rate lock commitments and mortgage loans held for sale due to model enhancements.
(4)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. The nine months ended September 30, 2023 include a $17.4 million increase in the valuation of our interest rate lock commitments and mortgage loans held for sale due to model enhancements. Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 88.2%, 88.0% and 84.3% as of September 30, 2024, June 30, 2024 and September 30, 2023, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(5)Excludes subserviced forward and reverse mortgage loans, which had ending UPB of $2.0 billion, $2.0 billion and $73.7 million as of September 30, 2024, June 30, 2024 and September 30, 2023, respectively.
(6)Includes loans held for sale, which had ending UPB of $1.6 billion, $1.6 billion and $831.6 million as of September 30, 2024, June 30, 2024 and September 30, 2023, respectively, and period end number of loans serviced of approximately 6 thousand, 6 thousand and 3 thousand, for the same periods, respectively.
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
Adjusted net income. Net income (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted net income, a non-GAAP measure. We define adjusted net income as earnings or loss attributable to Guild excluding (i) the change in the fair value measurements related to our MSRs due to changes in model inputs and assumptions, (ii) change in the fair value of contingent liabilities related to completed acquisitions, net of change in the fair value of notes receivable related to acquisitions, (iii) amortization of acquired intangible assets and (iv) stock-based compensation. We exclude these items because we believe they are non-cash expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted net income is also adjusted by applying an estimated effective tax rate to these adjustments. We exclude the change in the fair value of MSRs, a non-cash, non-realized adjustment to net revenues, from adjusted net income and adjusted EBITDA below because it is not indicative of our operating performance or results of operations. The change in fair value of MSRs is due to changes in model inputs and assumptions such as prepayment speed, discount rate, cost to service assumptions and other factors that impact the carrying value of our MSRs from period to period.
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

The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to our non-GAAP financial measures.

Reconciliation of Net (Loss) Income to Adjusted Net Income and (Loss) Earnings Per Share to Adjusted Earnings Per Share
	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net (loss) income attributable to Guild	$(66,892)	$37,583	$(811)	$53,995
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	123,961	(20,645)	70,419	(38,283)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	3,166	6,263	10,563	865
Amortization of acquired intangible assets	2,229	2,429	6,826	5,963
Stock-based compensation	2,857	2,687	7,681	6,417
Tax impact of adjustments(1)	(33,655)	2,399	(24,254)	6,585
Adjusted net income	$31,666	$30,716	$70,424	$35,542
Weighted average shares outstanding of Class A and Class B Common Stock:
Basic	61,390	61,337	61,279	60,940
Diluted	61,390	62,393	61,279	61,976
Adjusted diluted(2)	62,544	62,393	62,365	61,976

(Loss) earnings per share—Basic	$(1.09)	$0.61	$(0.01)	$0.89
(Loss) earnings per share—Diluted	$(1.09)	$0.60	$(0.01)	$0.87
Adjusted earnings per share—Basic	$0.52	$0.50	$1.15	$0.58
Adjusted earnings per share—Diluted	$0.51	$0.49	$1.13	$0.57
___________________________
(1)Calculated using the estimated effective tax rates of 25.5%, 25.9%, 25.4% and 26.3% for the three months ended September 30, 2024 and June 30, 2024 and the nine months ended September 30, 2024 and 2023, respectively.
(2)Adjusted diluted weighted average shares outstanding of Class A and Class B common stock for the three and nine months ended September 30, 2024 includes 1.2 million and 1.1 million, respectively, potential shares of Class A common stock related to unvested RSUs that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive. There were no adjustments for the three months ended June 30, 2024 or for the nine months ended September 30, 2023.

Reconciliation of Net (Loss) Income to Adjusted EBITDA
	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net (loss) income	$(66,951)	$37,591	$(960)	$53,984
Add adjustments:
Interest expense on non-funding debt	5,496	4,749	13,526	8,381
Income tax (benefit) expense	(25,882)	6,936	(8,803)	19,184
Depreciation and amortization	3,753	3,970	11,477	11,063
Change in fair value of MSRs due to model inputs and assumptions	123,961	(20,645)	70,419	(38,283)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	3,166	6,263	10,563	865
Stock-based compensation	2,857	2,687	7,681	6,417
Adjusted EBITDA	$46,400	$41,551	$103,903	$61,611

Reconciliation of Return on Equity to Adjusted Return on Equity
	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Income Statement Data:
Net (loss) income attributable to Guild	$(66,892)	$37,583	$(811)	$53,995
Adjusted net income	$31,666	$30,716	$70,424	$35,542

Denominator: Average stockholders' equity	$1,190,166	$1,218,293	$1,170,695	$1,263,132
Return on equity	(22.5)%	12.3%	(0.1)%	5.7%
Adjusted return on equity	10.6%	10.1%	8.0%	3.8%

Reconciliation of Book Value Per Share to Tangible Net Book Value Per Share
(in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Total stockholders' equity	$1,157,896	$1,183,493
Less: non-controlling interests	540	337
Total stockholders' equity attributable to Guild	$1,157,356	$1,183,156
Adjustments:
Goodwill	(198,724)	(186,181)
Intangible assets, net	(29,499)	(25,125)
Tangible common equity	$929,133	$971,850

Ending shares of Class A and Class B common stock outstanding	61,385	61,120

Book value per share	$18.85	$19.36
Tangible net book value per share(1)	$15.14	$15.90
___________________________
(1)Tangible net book value per share uses the same denominator as book value per share.

Results of Operations

The following tables summarize our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 compared to June 30, 2024 and the nine months ended September 30, 2024 compared to 2023.

	Three Months Ended
($ in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$220,611	$205,848	$14,763	7.2%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,367	2,134	233	10.9%
Loan servicing and other fees	70,951	67,709	3,242	4.8%
Valuation adjustment of mortgage servicing rights	(145,776)	2,134	(147,910)	NM
Interest income	43,808	36,219	7,589	21.0%
Interest expense	(33,339)	(28,647)	(4,692)	(16.4)%
Other income, net	635	288	347	120.5%
Net revenue	159,257	285,685	(126,428)	(44.3)%
Expenses
Salaries, incentive compensation and benefits	199,005	188,938	10,067	5.3%
General and administrative	26,718	28,398	(1,680)	(5.9)%
Occupancy, equipment and communication	22,001	20,348	1,653	8.1%
Depreciation and amortization	3,753	3,970	(217)	(5.5)%
Provision for (reversal of) foreclosure losses	613	(496)	1,109	223.6%
Total expenses	252,090	241,158	10,932	4.5%
(Loss) income before income taxes	(92,833)	44,527	(137,360)	(308.5)%
Income tax (benefit) expense	(25,882)	6,936	(32,818)	(473.2)%
Net (loss) income	(66,951)	37,591	(104,542)	(278.1)%
Net (loss) income attributable to non-controlling interests	(59)	8	(67)	(837.5)%
Net (loss) income attributable to Guild	$(66,892)	$37,583	$(104,475)	(278.0)%

	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$560,519	$387,702	$172,817	44.6%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	7,731	5,061	2,670	52.8%
Loan servicing and other fees	204,448	182,239	22,209	12.2%
Valuation adjustment of mortgage servicing rights	(122,864)	(4,904)	(117,960)	NM
Interest income	104,755	76,177	28,578	37.5%
Interest expense	(78,527)	(48,985)	(29,542)	(60.3)%
Other income, net	662	663	(1)	(0.2)%
Net revenue	676,724	597,953	78,771	13.2%
Expenses
Salaries, incentive compensation and benefits	528,010	398,660	129,350	32.4%
General and administrative	84,327	60,140	24,187	40.2%
Occupancy, equipment and communication	62,164	54,368	7,796	14.3%
Depreciation and amortization	11,477	11,063	414	3.7%
Provision for foreclosure losses	509	554	(45)	(8.1)%
Total expenses	686,487	524,785	161,702	30.8%
(Loss) income before income taxes	(9,763)	73,168	(82,931)	(113.3)%
Income tax (benefit) expense	(8,803)	19,184	(27,987)	(145.9)%
Net (loss) income	(960)	53,984	(54,944)	(101.8)%
Net loss attributable to non-controlling interests	(149)	(11)	(138)	NM
Net (loss) income attributable to Guild	$(811)	$53,995	$(54,806)	(101.5)%
__________________________
NM—Not meaningful.
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Gain on sale of loans	$153,450	$131,319	$22,131	16.9%
Loan origination fees	21,636	20,093	1,543	7.7%
Fair value of originated MSRs	51,482	55,397	(3,915)	(7.1)%
Changes in fair value of mortgage loans held for sale (“MLHS”) and interest rate lock commitments (“IRLCs”)	4,535	5,227	(692)	(13.2)%
Changes in fair value of forward commitments	(4,074)	(2,152)	(1,922)	(89.3)%
Provision for investor reserves	(6,418)	(4,036)	(2,382)	(59.0)%
Total loan origination fees and gain on sale of loans, net	$220,611	$205,848	$14,763	7.2%

The increase in gain on sale of loans for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 was driven by an increase in loan sales of $879.7 million, or 15.2%, as well as the increase in gain on sale margin offset by decreased gains on settled commitments.
The increase in loan origination fees for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 was driven by the increase in loan origination volume.
The decrease in the fair value of originated MSRs for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 was due to overall declines in MSR value throughout the quarter as interest rates declined.
The decrease in fair value of forward commitments for the three months ended September 30, 2024 was driven by unfavorable market pricing as compared to the previous quarter.
The increase in provision for investor reserves for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 is due to an increase in loan origination activity as well as updates to forecast loss estimates based on recent repurchase and loan sale activity.

	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Gain on sale of loans	$354,146	$220,792	$133,354	60.4%
Loan origination fees	51,205	38,416	12,789	33.3%
Fair value of originated MSRs	141,113	111,925	29,188	26.1%
Changes in fair value of MLHS and IRLCs	14,867	8,863	6,004	67.7%
Changes in fair value of forward commitments	10,162	15,753	(5,591)	(35.5)%
Provision for investor reserves	(10,974)	(8,047)	(2,927)	(36.4)%
Total loan origination fees and gain on sale of loans, net	$560,519	$387,702	$172,817	44.6%
The increase in gain on sale of loans for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was driven by an increase in loan sales as well as the increase in service released sales.
Loan origination fees for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased $12.8 million, or 33.3%. The increase in loan origination fees is primarily driven by our loan origination volume increase.
The increase in the fair value of originated MSRs for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to an increase in loan sales volume for the nine months ended September 30, 2024 offset by the decrease in service retained sales from 83.1% to 68.2%.
The change in fair value of MLHS and IRLC for the nine months ended September 30, 2024 was driven by an increase in pull-through adjusted locked volume and loans held for sale as of period end.
The change in fair value of forward commitments for the nine months ended September 30, 2024 of $10.2 million was driven by an increase in the volume of forward commitments consistent with the increase in volume of the interest rate lock commitments and loans held for sale.
The increase in provision for investor reserves for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is due to an increase in loan origination activity as well as updates to forecast loss estimates based on recent repurchase and loan sale activity.

The tables below provide additional detail regarding the composition of our origination volume and other key performance indicators for the periods presented.

	Three Months Ended			% Change
($ in thousands)	September 30, 2024	June 30, 2024	Change
Loan origination volume by type:
Conventional conforming	$3,931,036	$3,787,056	$143,980	3.8%
Government(1)	1,710,082	1,639,793	70,289	4.3%
Other(2)	1,264,409	1,099,049	165,360	15.0%
Total originations	$6,905,527	$6,525,898	$379,629	5.8%
Total loans sold(3)	$6,667,061	$5,787,327	$879,734	15.2%
Service retained(4)	66.5%	67.8%	(1.3)%	(1.9)%
Gain on sale margin (bps)(5)	333	326	7	2.1%
Weighted average note rate	6.6%	6.9%	(0.3)%	(4.3)%

Excludes reverse and brokered loans:
Purchase	88.1%	92.3%	(4.2)%	(4.6)%
Refinance	11.9%	7.7%	4.2%	54.5%
Total locked volume(6)	$7,786,862	$7,419,119	$367,743	5.0%
Pull-through adjusted locked volume(7)	$6,868,012	$6,528,825	$339,187	5.2%
Gain on sale margin on pull-through adjusted locked volume (bps)(8)	321	315	6	1.9%
Purchase recapture rate	29.3%	27.1%	2.2%	8.1%
Refinance recapture rate	40.9%	21.9%	19.0%	86.8%
Overall recapture rate	35.3%	25.3%	10.0%	39.5%

	Nine Months Ended			% Change
($ in thousands)	September 30, 2024	September 30, 2023	Change
Loan origination volume by type:
Conventional conforming	$9,929,869	$6,775,921	$3,153,948	46.5%
Government(1)	4,479,524	3,357,900	1,121,624	33.4%
Other(2)	2,874,571	1,505,960	1,368,611	90.9%
Total originations	$17,283,964	$11,639,781	$5,644,183	48.5%
Total loans sold(3)	$16,012,707	$11,368,653	$4,644,054	40.8%
Service retained(4)	68.2%	83.1%	(14.9)%	(17.9)%
Gain on sale margin (bps)(5)	337	343	(6)	(1.7)%
Weighted average note rate	6.8%	6.6%	0.2%	3.0%

Excludes reverse and brokered loans:
Purchase	90.3%	93.6%	(3.3)%	(3.5)%
Refinance	9.7%	6.4%	3.3%	51.6%
Total locked volume(6)	$20,453,939	$13,812,502	$6,641,437	48.1%
Pull-through adjusted locked volume(7)	$18,040,374	$11,643,939	$6,396,435	54.9%
Gain on sale margin on pull-through adjusted locked volume (bps)(8)	311	333	(22)	(6.6)%
Purchase recapture rate	28.4%	27.9%	0.5%	1.8%
Refinance recapture rate	34.7%	25.9%	8.8%	34.0%
Overall recapture rate	31.0%	27.4%	3.6%	13.1%
___________________________
(1)Government includes forward and reverse loans.

(2)Other includes state housing, non-agency and brokered loans.
(3)Represents the UPB of forward loans sold and reverse loans securitized.
(4)Represents loans sold for which we continue to act as the servicer.
(5)Represents loan origination fees and gain on sale of loans, net plus gain on reverse mortgage loans held for investment and HMBS-related borrowings, net divided by total originations, excluding brokered and wholesale loans, to derive basis points. The nine months ended September 30, 2023 include a $17.4 million increase in the valuation of our interest rate lock commitments and mortgage loans held for sale due to model enhancements.
(6)Total locked volume represents the aggregate dollar value of the potential loans for which we have agreed to extend credit to consumers at specified rates for a specified period of time, subject to certain contingencies that are described in the IRLCs between us and each of those consumers. The total locked volume for a given period is representative of the IRLCs that we have initially entered into during that period.
(7)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 88.2%, 88.0% and 84.3% as of September 30, 2024, June 30, 2024 and September 30, 2023, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(8)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume. The nine months ended September 30, 2023 include a $17.4 million increase in the valuation of our interest rate lock commitments and mortgage loans held for sale due to model enhancements.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings, Net
The gain on origination and securitization related to our reverse mortgage portfolio was $2.4 million and $2.1 million for the three months ended September 30, 2024 and June 30, 2024, respectively, and $7.7 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended			% Change
($ in thousands)	September 30, 2024	June 30, 2024	$ Change
Servicing fees from servicing portfolio	$69,140	$66,065	$3,075	4.7%
Late fees	2,200	2,042	158	7.7%
Other ancillary servicing revenue and fees	(389)	(398)	9	2.3%
Total loan servicing and other fees	$70,951	$67,709	$3,242	4.8%
Loan servicing and other fees increased 4.8% for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024, from $67.7 million to $71.0 million. The increase was mostly due to the 2.9% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2024	September 30, 2023	$ Change
Servicing fees from servicing portfolio	$199,239	$179,382	$19,857	11.1%
Late fees	6,298	5,016	1,282	25.6%
Other ancillary servicing revenue and fees	(1,089)	(2,159)	1,070	49.6%
Total loan servicing and other fees	$204,448	$182,239	$22,209	12.2%
Loan servicing and other fees increased 12.2% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, from $182.2 million to $204.4 million. The increase was mostly due to the 8.6% increase in the average UPB of our servicing portfolio and the increase in the number of loans serviced as well as an increase in late fees and loan modification fees.

The tables below provide additional details regarding our servicing portfolio composition and key performance indicators, excluding loans subserviced by third-parties and reverse mortgages, for the periods presented.

	Three Months Ended			% Change
($ and units in thousands)	September 30, 2024	June 30, 2024	Change
Ending UPB of servicing portfolio(1)	$91,485,163	$89,092,933	$2,392,230	2.7%
Average UPB of servicing portfolio(1)	$90,289,048	$87,706,004	$2,583,044	2.9%
Weighted average servicing fee	0.32%	0.32%	—%	—%
Weighted average coupon rate	4.4%	4.3%	0.1%	2.3%
Weighted average prepayment speed(2)	9.4%	7.9%	1.5%	19.0%
MSR multiple (period end)(3)	4.4	4.9	(0.5)	(10.2)%
Loans serviced (period end)(4)	365	358	7	2.0%
Loan delinquency rate 60-plus days (period end)	1.7%	1.5%	0.2%	13.3%

	Nine Months Ended			% Change
($ and units in thousands)	September 30, 2024	September 30, 2023	Change
Ending UPB of servicing portfolio(1)	$91,485,163	$83,705,731	$7,779,432	9.3%
Average UPB of servicing portfolio(1)	$88,259,531	$81,299,359	$6,960,172	8.6%
Weighted average servicing fee	0.32%	0.30%	0.02%	6.7%
Weighted average coupon rate	4.4%	4.0%	0.4%	10.0%
Weighted average prepayment speed(2)	9.4%	7.5%	1.9%	25.3%
MSR multiple (period end)(3)	4.4	5.0	(0.6)	(12.0)%
Loans serviced (period end)(4)	365	340	25	7.4%
Loan delinquency rate 60-plus days (period end)	1.7%	1.6%	0.1%	6.3%
___________________________
(1)Excludes subserviced forward and reverse mortgage loans, which had ending UPB of $2.0 billion, $2.0 billion and $73.7 million as of September 30, 2024, June 30, 2024 and September 30, 2023, respectively, and includes loans held for sale of $1.6 billion, $1.6 billion and $831.6 million, respectively.
(2)Represents the percentage of UPB that is projected to pay off before maturity in each period, calculated as an annual rate. This estimate is calculated by our third-party valuation provider.
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
(4)Loans serviced includes approximately 6 thousand, 6 thousand and 3 thousand of loans held for sale as of September 30, 2024, June 30, 2024 and September 30, 2023, respectively.
Valuation Adjustment of Mortgage Servicing Rights
The tables below provide the components of our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(21,815)	$(18,511)	$(3,304)	(17.8)%
Change in fair value of MSRs due to model inputs and assumptions	(123,961)	20,645	(144,606)	(700.4)%
Total MSR valuation adjustment	$(145,776)	$2,134	$(147,910)	NM

	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(52,445)	$(43,187)	$(9,258)	(21.4)%
Change in fair value of MSRs due to model inputs and assumptions	(70,419)	38,283	(108,702)	(283.9)%
Total MSR valuation adjustment	$(122,864)	$(4,904)	$(117,960)	NM
__________________________
NM—Not meaningful.
The fair value of MSRs is driven by changes in mortgage interest rates and prepayment speeds, which generally move inversely. Rising rates slow prepayments, increasing MSR value, while falling rates accelerate prepayments, reducing MSR value. Other factors, such as discount rates and servicing cost, also affect fair value. The weighted average estimated prepayment speed of loans in our servicing portfolio increased to 9.4% at September 30, 2024 compared to 7.9% at June 30, 2024, and 7.5% at September 30, 2023. Average interest rates decreased during both the three and nine months ended September 30, 2024, resulting in an increase in estimated prepayment speed and a decrease in estimated float earnings on escrow balances, leading to a $124.0 million decrease in fair value of MSRs during the three months ended September 30, 2024 and a $70.4 million decrease during the nine months ended September 30, 2024. Actual prepayments increased 22.3% from $1.2 billion during the three months ended June 30, 2024 to $1.4 billion during the three months ended September 30, 2024, leading to a $21.8 million change in fair value due to the collection/realization of cash flows. Prepayments increased 19.3% from $2.8 billion for the nine months ended September 30, 2023 to $3.4 billion for the nine months ended September 30, 2024, leading to a $52.4 million change in fair value due to the collection/realization of cash flows. Although prepayments have increased, we also had increases in refinance recapture rates by 19.0% from the prior quarter and 8.8% year to date.
Interest Income
The tables below provide additional details regarding our interest income for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Interest income, funding	$26,513	$21,934	$4,579	20.9%
Interest income earnings credit	15,799	12,873	2,926	22.7%
Other	1,496	1,412	84	5.9%
Total interest income	$43,808	$36,219	$7,589	21.0%
Interest income, funding increased for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 due to an increase in origination volume of 5.8% and an increase in the daily average balance of our loans held for sale, partially offset by lower weighted average note rate on originated loans.
Interest income earnings credit increased for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 due to higher cash balances with our banking partners.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2024	September 30, 2023	$ Change
Interest income, funding	$61,142	$40,671	$20,471	50.3%
Interest income earnings credit	39,820	33,882	5,938	17.5%
Other	3,793	1,624	2,169	133.6%
Total interest income	$104,755	$76,177	$28,578	37.5%
Interest income, funding increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to an increase in origination volume and higher weighted average note rates on originated loans.
Interest income earnings credit increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to higher cash balances and a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset.
Interest Expense
The tables below provide additional details regarding our interest expense for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Interest expense, funding facilities	$24,883	$21,371	$3,512	16.4%
Interest expense, other financing	5,842	5,164	678	13.1%
Bank servicing charges	1,847	1,565	282	18.0%
Payoff interest expense	767	547	220	40.2%
Total interest expense	$33,339	$28,647	$4,692	16.4%
Interest expense, funding facilities increased for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 due to higher average daily balances held with our warehouse lenders as origination volumes have increased, and a slight increase in time from close to purchase due to the increase in loans sold serviced released.
Interest expense, other financing increased for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 primarily due to an increase in the average balances on our notes payable.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2024	September 30, 2023	$ Change
Interest expense, funding facilities	$57,442	$33,829	$23,613	69.8%
Interest expense, other financing	14,596	9,510	5,086	53.5%
Bank servicing charges	4,791	4,415	376	8.5%
Payoff interest expense	1,698	1,231	467	37.9%
Total interest expense	$78,527	$48,985	$29,542	60.3%
Interest expense funding facilities increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the increase in average daily balances held with our warehouse lenders due to the increase in origination volume, and an increase in time from close to purchase due to the increase in loans sold serviced released.
Interest expense, other financing increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in the average balances on our notes payable and other borrowings.
Expenses

Salaries, Incentive Compensation and Benefits
The tables below provide additional details regarding our salaries, incentives compensation and benefits expense for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Salaries	$90,861	$88,658	$2,203	2.5%
Incentive compensation	78,673	72,803	5,870	8.1%
Benefits	29,471	27,477	1,994	7.3%
Total salaries, incentive compensation and benefits expense	$199,005	$188,938	$10,067	5.3%
Salaries expense increased for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024, primarily due to annual merit increases.

Incentive compensation expense increased for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024, primarily due to the increase in origination volume.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2024	September 30, 2023	$ Change
Salaries	$253,509	$211,086	$42,423	20.1%
Incentive compensation	193,557	127,115	66,442	52.3%
Benefits	80,944	60,459	20,485	33.9%
Total salaries, incentive compensation and benefits expense	$528,010	$398,660	$129,350	32.4%
Salaries expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to increased headcount related to acquisitions. Our average number of full-time employees increased by approximately 18.0% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Incentive compensation expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the increase in origination volume of 48.5%.
Benefits expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to increased headcount and overall compensation increases.
General and Administrative
The tables below provide additional details regarding our general and administrative expense for the periods presented.

	Three Months Ended		$ Change	% Change
($ in thousands)	September 30, 2024	June 30, 2024
Professional fees	$12,817	$12,075	$742	6.1%
Advertising and promotions	3,946	4,613	(667)	(14.5)%
Office supplies, travel and entertainment	4,260	4,101	159	3.9%
Contingent liability and notes receivable fair value adjustment, net	3,166	6,263	(3,097)	(49.4)%
Other	2,529	1,346	1,183	87.9%
Total general and administrative expense	$26,718	$28,398	$(1,680)	(5.9)%
Professional fees increased slightly for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024, primarily due to an increase in legal expenses, partially offset by a decrease in accounting fees.
Advertising and promotions expense decreased for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024, primarily due to a decrease in the cost of our sales incentive trip.
Contingent liability and notes receivable fair value adjustment decreased for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 due to revisions made to the estimated fair value of earn-out obligations related to our acquisitions based on revised forecasted amounts.
Other expenses increased for three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024, primarily due to an increase in subservicing fee expense.

	Nine Months Ended		$ Change	% Change
($ in thousands)	September 30, 2024	September 30, 2023
Professional fees	$39,947	$33,578	$6,369	19.0%
Advertising and promotions	16,220	13,178	3,042	23.1%
Office supplies, travel and entertainment	12,159	8,828	3,331	37.7%
Contingent liability and notes receivable fair value adjustment, net	10,563	865	9,698	NM
Other	5,438	3,691	1,747	47.3%
Total general and administrative expense	$84,327	$60,140	$24,187	40.2%
__________________________
NM—Not meaningful.
Professional fees increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to per-loan verification fees increasing as a result of third-party pricing increases and increases in origination volume, as well as an increase in accounting fees.
Advertising and promotions expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in the cost of our annual sales meeting and sales incentive trip driven by the increase in the number of sales professionals from acquisitions and recruiting. We also had an increase in marketing costs to support the increase in the number of our sales professionals and origination volumes.
Office supplies, travel and entertainment expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to an increase in postage costs as a result of postage rate increases as well as increases in origination units and the number of loans serviced. Additionally, travel and meetings expense increased related to acquisition-related trainings and subscription costs increased due to increased headcount and origination volumes.
The increase to the contingent liability fair value adjustment, net during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to new acquisitions in the current year and revisions made to the estimated fair value of earn-out obligations based on revised forecasted amounts.
Occupancy, Equipment and Communication
The tables below provide additional details regarding our occupancy, equipment and communication expense for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Occupancy	$12,014	$12,231	$(217)	(1.8)%
Equipment	2,563	2,031	532	26.2%
Communication	7,424	6,086	1,338	22.0%
Total occupancy, equipment and communication expense	$22,001	$20,348	$1,653	8.1%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new material building leases or any decreases associated with downsizing office space.
Total occupancy, equipment and communication expense increased from $20.3 million for the three months ended June 30, 2024 to $22.0 million for the three months ended September 30, 2024 due to an increase in communication expenses related to software renewals.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2024	September 30, 2023	$ Change
Occupancy	$35,378	$31,227	$4,151	13.3%
Equipment	6,637	6,087	550	9.0%
Communication	20,149	17,054	3,095	18.1%
Total occupancy, equipment and communication expense	$62,164	$54,368	$7,796	14.3%
Total occupancy, equipment and communication expense increased from $54.4 million for the nine months ended September 30, 2023 to $62.2 million for the nine months ended September 30, 2024 due to an increase in occupancy expense as we acquired new operating leases in connection with recent acquisitions and an increase in software costs and document storage to support our origination segment.
Depreciation and Amortization
Depreciation and amortization expense is expected to remain consistent as most furniture, equipment and leasehold improvements are depreciated on a straight-line basis and intangible assets are amortized on a straight-line basis. Depreciation and amortization expense decreased slightly from $4.0 million for the three months ended June 30, 2024 to $3.8 million for the three months ended September 30, 2024 due to certain intangible assets associated with recent acquisitions being fully amortized as of June 30, 2024. Depreciation and amortization expense increased from $11.1 million during the nine months ended September 30, 2023 to $11.5 million for the nine months ended September 30, 2024 due to amortization of intangible assets associated with recent acquisitions and internally-developed software, partially offset by lower depreciation expense on fixed assets.
Provision for Foreclosure Losses
Our provision for foreclosure losses increased from a reversal of $0.5 million for the three months ended June 30, 2024 to a provision of $0.6 million for the three months ended September 30, 2024, primarily due to an increase in expected losses based on number of loans and loan types in foreclosure. Our provision for foreclosure losses decreased from a provision of $0.6 million for the nine months ended September 30, 2023 to a provision of $0.5 million for the nine months ended September 30, 2024 due to a decrease in the average loss rate experienced on loans in foreclosure, partially offset by an increase in the number of these loans in foreclosure.
Our 60-plus days delinquency rate was 1.7%, 1.5% and 1.6% at September 30, 2024, June 30, 2024 and September 30, 2023, respectively. The delinquency rate increased compared to the prior quarter primarily due to seasonality. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Income Taxes
Income tax decreased from an expense of $6.9 million for the three months ended June 30, 2024 to a benefit of $25.9 million for the three months ended September 30, 2024. The effective tax rates for the three months ended September 30, 2024 and June 30, 2024 were 27.9% and 15.6%, respectively. Income tax decreased from an expense of $19.2 million for the nine months ended September 30, 2023 to a benefit of $8.8 million for the nine months ended September 30, 2024. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 90.2% and 26.2%, respectively. The decrease in income tax expense and the increase in effective tax rate for the three and nine months ended September 30, 2024 were primarily driven by the change in fair value of the MSRs and the recognition of discrete items related to certain state tax refunds.
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
Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for three months ended September 30, 2024 compared to the three months ended June 30, 2024 and the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. These results do not include unallocated corporate costs. See “Note 17—Segments” of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information about our segments.
Origination
The tables below provide additional details regarding our origination segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	September 30, 2024	June 30, 2024	Change	% Change
Total originations(1)	$6,905,527	$6,525,898	$379,629	5.8%
Total originations (units)(2)	20.1	19.2	0.9	4.7%

Loan origination fees and gain on sale, net	$220,365	$206,218	$14,147	6.9%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,367	2,134	233	10.9%
Interest income (expense), net	708	(119)	827	695.0%
Other income, net	657	535	122	22.8%
Net revenue	224,097	208,768	15,329	7.3%
Salaries, incentive compensation and benefits	175,922	169,037	6,885	4.1%
General and administrative	19,742	21,798	(2,056)	(9.4)%
Occupancy, equipment and communication	18,708	17,876	832	4.7%
Depreciation and amortization	3,290	3,162	128	4.0%
Total expenses	217,662	211,873	5,789	2.7%
Net income (loss) allocated to origination	$6,435	$(3,105)	$9,540	307.2%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net income allocated to our origination segment improved significantly by $9.5 million, or 307.2%, for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024, primarily due to an increase in net revenue of $15.3 million, or 7.3%, which offset our 2.7% increase in volume related expenses, showing our ability to scale as we grow originations.
Total originations increased $0.4 billion, or 5.8%, and total origination units increased by 4.7% for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 driven by decreases in mortgage interest rates, as well as expansion from acquisitions and organic recruiting.
Our gain on sale margins increased to 333 basis points for the three months ended September 30, 2024 from 326 basis points for the previous quarter ended June 30, 2024 due to interest rate and market movement.
Our purchase volume percentage decreased from 92.3% to 88.1% of total originations for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 due to interest rate decreases during the quarter which led to increased refinance activity.
The percentage of service retained originations decreased to 66.5% for the three months ended September 30, 2024 compared to 67.8% for the previous quarter ended June 30, 2024 due to receiving higher execution on service released sales.

	Nine Months Ended
($ and units in thousands)	September 30, 2024	September 30, 2023	Change	% Change
Total originations(1)	$17,283,964	$11,639,781	$5,644,183	48.5%
Total originations (units)(2)	51.2	35.7	15.5	43.4%

Loan origination fees and gain on sale, net	$560,247	$387,587	$172,660	44.5%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	7,731	5,061	2,670	52.8%
Interest income, net	1,253	4,019	(2,766)	(68.8)%
Other income, net	1,556	507	1,049	206.9%
Net revenue	570,787	397,174	173,613	43.7%
Salaries, incentive compensation and benefits	466,064	344,259	121,805	35.4%
General and administrative	62,088	42,251	19,837	47.0%
Occupancy, equipment and communication	53,519	47,356	6,163	13.0%
Depreciation and amortization	9,943	10,198	(255)	(2.5)%
Total expenses	591,614	444,064	147,550	33.2%
Net loss allocated to origination	$(20,827)	$(46,890)	$26,063	55.6%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net loss allocated to our origination segment improved significantly by $26.1 million, or 55.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in net revenue of $173.6 million, or 43.7%, which was partially offset by our 33.2% increase in volume related expenses, showing our ability to scale as we grow originations.
Total originations increased $5.6 billion, or 48.5%, and total origination units increased by 43.4% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 driven by expansion from recent acquisitions and organic recruiting.
Our gain on sale margins decreased to 337 basis points for the nine months ended September 30, 2024 from 343 basis points for the nine months ended September 30, 2023 due to interest rate and market volatility.
Our purchase volume percentage decreased slightly from 93.6% to 90.3% of total originations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 driven by increased refinance activity led by a drop in interest rates during 2024.
The percentage of service retained originations decreased to 68.2% for the nine months ended September 30, 2024 compared to 83.1% for the nine months ended September 30, 2023 due to receiving higher execution on service released sales.

Servicing
The tables below provide additional details regarding our servicing segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	September 30, 2024	June 30, 2024	Change	% Change
Average UPB of servicing portfolio(1)	$90,289,048	$87,706,004	$2,583,044	2.9%
Average loans serviced(2)	362	354	8	2.3%

Loan servicing and other fees	$70,951	$67,709	$3,242	4.8%
Loan origination fees and gain on sale, net	246	(370)	616	166.5%
Other income, net	70	45	25	55.6%
Total revenue	71,267	67,384	3,883	5.8%
Valuation adjustment of MSRs	(145,776)	2,134	(147,910)	NM
Interest income, net	14,686	11,910	2,776	23.3%
Net revenue	(59,823)	81,428	(141,251)	(173.5)%
Salaries, incentive compensation and benefits	9,219	8,518	701	8.2%
General and administrative	3,788	2,855	933	32.7%
Occupancy, equipment and communication	1,004	735	269	36.6%
Depreciation and amortization	161	270	(109)	(40.4)%
Provision for (reversal of) foreclosure losses	613	(496)	1,109	223.6%
Total expenses	14,785	11,882	2,903	24.4%
Net (loss) income allocated to servicing	$(74,608)	$69,546	$(144,154)	(207.3)%
___________________________
NM—Not meaningful.
(1)Excludes subserviced and reverse mortgage loans, which had ending UPB of $2.0 billion as of September 30, 2024 and June 30, 2024 and includes loans held for sale of $1.6 billion, as of September 30, 2024 and June 30, 2024.
(2)Includes loans held for sale, which had period end number of loans serviced of approximately 6 thousand as of September 30, 2024 and June 30, 2024.
Net loss allocated to servicing decreased $144.2 million, or 207.3%, for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 primarily due a decrease in the valuation adjustment of MSRs during the quarter. See discussion above under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
Total revenue for the three months ended September 30, 2024 increased 5.8% compared to the previous quarter ended June 30, 2024, in line with the increase in average UPB of the servicing portfolio of 2.9% and the increase in average loans serviced by 2.3% for the same period.
The provision for foreclosure losses increased $1.1 million, or 223.6% for the three months ended September 30, 2024 compared to the previous quarter ended June 30, 2024 due to an increase in expected losses. See discussion above under “—Results of Operations—Expenses—Provision for Foreclosure Losses”.

	Nine Months Ended
($ and units in thousands)	September 30, 2024	September 30, 2023	Change	% Change
Average UPB of servicing portfolio(1)	$88,259,531	$81,299,359	$6,960,172	8.6%
Average loans serviced(2)	355	332	23	6.9%

Loan servicing and other fees	$204,448	$182,277	$22,171	12.2%
Loan origination fees and gain on sale, net	272	115	157	136.5%
Other income, net	137	150	(13)	(8.7)%
Total revenue	204,857	182,542	22,315	12.2%
Valuation adjustment of MSRs	(122,864)	(4,904)	(117,960)	NM
Interest income, net	37,052	30,884	6,168	20.0%
Net revenue	119,045	208,522	(89,477)	(42.9)%
Salaries, incentive compensation and benefits	25,882	23,173	2,709	11.7%
General and administrative	10,505	8,073	2,432	30.1%
Occupancy, equipment and communication	2,705	3,887	(1,182)	(30.4)%
Depreciation and amortization	572	377	195	51.7%
Provision for foreclosure losses	509	554	(45)	(8.1)%
Total expenses	40,173	36,064	4,109	11.4%
Net income allocated to servicing	$78,872	$172,458	$(93,586)	(54.3)%
___________________________
NM—Not meaningful.
(1)Excludes subserviced and reverse mortgage loans, which had UPB of $2.0 billion and $73.7 million as of September 30, 2024 and 2023, respectively, and includes loans held for sale of $1.6 billion and $831.6 million, respectively.
(2)Includes loans held for sale, which had period end number of loans serviced of approximately 6 thousand and 3 thousand as of September 30, 2024 and 2023, respectively.
Net income allocated to servicing decreased significantly by $93.6 million, or 54.3%, for the nine months ended September 30, 2024 compared to September 30, 2023 primarily due to a $118.0 million decrease in the valuation adjustment of MSRs during the period.
Total revenue for the nine months ended September 30, 2024 increased 12.2% compared to the nine months ended September 30, 2023, in line with the increase in average UPB of the servicing portfolio of 8.6% and the increase in average loans serviced by 6.9% for the same period.
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
Our loan funding facilities are primarily in the form of master repurchase agreements, which we refer to as “warehouse lines of credit.” Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from our operations. Once closed, the underlying mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During 2024, our loans remained on warehouse lines of credit for an average of 20 days. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we must pay under the loan funding facilities.
When we sell a pool of loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the loan funding facilities. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our loan funding facilities.
As of September 30, 2024, we had nine different loan funding facilities in different amounts and with various maturities, including an early buyout facility. The early buyout facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. As of September 30, 2024, the total facility size under our loan facilities was approximately $2.1 billion, with combined outstanding balances of approximately $1.6 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary. We intend to renew our warehouse lines of credit maturing in the next 12 months.
As of September 30, 2024, we had three different notes payable, collateralized by MSRs, in different amounts with different maturities. As of September 30, 2024, the aggregate facility size of our notes payable facilities totaled $750.0 million, with combined outstanding balances of $240.0 million. Subject to certain commitment amounts and borrowing base limitations, we had $295.0 million of borrowing capacity available under our notes payable. The borrowing capacity under our notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we self-fund with cash. We may from time to time post surplus cash as additional collateral to buy down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2024, we had posted $7.9 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
Our loan funding facilities and notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and (iv) satisfying certain adjusted pre-tax net income requirements. We may need to seek waivers or amendments of covenants depending on future operating performance. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of September 30, 2024 and December 31, 2023.
Our debt obligations are summarized below by facility as of September 30, 2024:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$95,961	$165,000		January 2025
	209,026	250,000		August 2025
	354,888	400,000		August 2025
	133,272	200,000		May 2025
	144,864	200,000		September 2025
	302,442	350,000		September 2025
	248,147	300,000	(1)	N/A
	140,924	200,000	(2)	N/A
	22,635	75,000	(3)	N/A
Total warehouse lines of credit	1,652,159	2,140,000
Notes payable	114,000	400,000	(4)	September 2028
	46,000	200,000	(5)	August 2027
	80,000	150,000		September 2027
Total notes payable	240,000	750,000
___________________________
(1)This facility's maturity date is 30 days from written notice from either the financial institution or the Company.
(2)This facility agreement has a maturity of 364 days on the first $150.0 million committed amount and $50.0 million is due on demand.
(3)Each buyout transaction carries a maximum term of five years from the date of repurchase.
(4)Facility provides for committed amount of $250.0 million, which can be increased up to $400.0 million.
(5)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain maximum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of September 30, 2024 and December 31, 2023.

Cash Flows
Our cash flows are summarized below:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Net cash used in operating activities	$(861,717)	$(110,671)
Net cash used in investing activities	(115,601)	(105,844)
Net cash provided by financing activities	961,708	187,645
Decrease in cash, cash equivalents and restricted cash	$(15,610)	$(28,870)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Loans held for sale	$(861,894)	$(86,996)
Other operating sources	177	(23,675)
Net cash used in operating activities	$(861,717)	$(110,671)
For the nine months ended September 30, 2024 our loan sales were less than our loan originations by $1.3 billion with loan sales at $16.0 billion and loan originations at $17.3 billion. For the nine months ended September 30, 2023 our loan sales were less than our originations by $271.1 million with loan sales at $11.4 billion and loan originations at $11.6 billion. When loan sales are higher than loan originations we typically experience a net cash inflow and when loan originations are higher than loan sales we typically experience a net cash outflow. Therefore, in the nine months ended September 30, 2024 we experienced a greater net cash outflow from our loans held for sale compared to the nine months ended September 30, 2023.
Investing activities
Our investing activities primarily consist of originations and payment activity on loans held for investment, strategic acquisitions and purchases of property and equipment. Cash used in investing activities increased for the nine months ended September 30, 2024 compared to the prior period, primarily due to the origination of $102.3 million in reverse mortgage loans and advances held for investment, offset by payments received of $32.6 million in the nine months ended September 30, 2024 compared to originations of $77.3 million offset by payments received of $0.7 million in the nine months ended September 30, 2023. We also used $17.7 million to fund acquisitions in the nine months ended September 30, 2024 compared to $8.0 million in the prior period. In the nine months ended September 30, 2024, we purchased $17.8 million of MSRs and in the nine months ended September 30, 2023 we issued a note receivable for $11.3 million in connection with the acquisition of CCM and had $5.0 million in advances under a revolving note.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Warehouse lines of credit	$815,824	$127,349
Notes payable	91,234	22,516
Other financing sources	54,650	37,780
Net cash provided by financing activities	$961,708	$187,645
Borrowings under warehouse lines of credit move directionally with our MLHS. When our loan originations are higher than our loan sales, borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, our repayments on those lines would typically be higher than our borrowings. During the nine months ended September 30, 2024 our loan originations exceeded our loan sales by $1.3 billion, causing a greater net cash inflow by warehouse lines of credit compared to the nine months ended September 30, 2023 when our loan originations exceeded loan sales by $271.1 million.
The increase in cash provided by other financing activities was primarily driven by net borrowings of $91.2 million during the nine months ended September 30, 2024 compared to net borrowings of $22.5 million during the nine months ended September 30, 2023 on our notes payable. In addition, we borrowed $103.9 million in connection with our reverse mortgage securitizations in the nine months ended September 30, 2024, which was offset by payments of $30.3 million on our HMBS-related obligations compared to $71.4 million of borrowings for the nine months ended September 30, 2023. Cash inflows from borrowings were offset by $30.7 million and $30.5 million of dividend payments during the nine months ended September 30, 2024 and September 30, 2023, respectively.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. During the nine months ended September 30, 2024, we repurchased and subsequently retired 55,714 shares of our Class A common stock at an average purchase price of $14.20 per share, excluding commissions. As of September 30, 2024, $10.3 million remains available for repurchase.
Interest Rate Lock Commitments
We enter into IRLCs with borrowers who have applied for residential forward mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans, adjusted for pull-through, were approximately $1.7 billion and $710.9 million as of September 30, 2024 and December 31, 2023, respectively. See “Note 15—Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures,” as defined in the Rule 13a-15(e) under the Exchange Act. The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information with respect to Guild’s repurchases of shares of its Class A common stock during the three months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(1)
July 1, 2024 to July 31, 2024	20,981	$14.32	20,981	$10,379
August 1, 2024 to August 31, 2024	2,765	$14.00	2,765	$10,340
September 1, 2024 to September 30, 2024	—	—	—	$10,340
Total	23,746	$14.29	23,746
_____________________________
(1)On May 5, 2022, our Board of Directors approved a share repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. As of September 30, 2024, $10.3 million remains available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except that McGarry Strategic Enterprises, LLC , adopted a Rule 10b5-1 trading arrangement on August 27, 2024. McGarry Strategic Enterprises, LLC is controlled by Mary Ann McGarry, one of our directors. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) and covers the potential sale of up to 210,000 shares of Class A common stock through September 25, 2025, subject to earlier termination in the event that all securities are sold or certain other events.

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
101
The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

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

GUILD HOLDINGS COMPANY

Dated: November 7, 2024	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer

Dated: November 7, 2024	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer