Form 10-K
period 2024-12-31
Guild Holdings Co
filed 2025-03-07
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the
Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $198.9 million based upon the closing price reported for such date on the New York Stock Exchange.
As of February 28, 2025, the registrant had 21,570,827 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated herein by reference in responses to Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

GUILD HOLDINGS COMPANY
Annual Report on Form 10-K for the Year Ended December 31, 2024

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
●The geographic concentration of our loan originations may adversely affect our lending business, which would adversely affect our financial condition and results of operations.
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
Risks Related to our Class A common stock
●Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market, or the perception in the public markets that these sales may occur, could cause the price of our Class A common stock to fall.
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
Our business is operated through our wholly-owned subsidiary, Guild Mortgage Company (“GMC”). Guild Mortgage Company was founded in 1960 in California.
Guild is among the longest-operating mortgage seller-servicers in the United States. Over the course of our operating history, we have navigated numerous economic cycles and market dislocations. We have also expanded our retail origination operation to 49 states and the District of Columbia, operating our origination segment from approximately 440 office locations, and we have developed end-to-end technology systems, a reputable brand, industry expertise and many durable relationships with our clients and members of our referral partner network.
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
Business Segments
Origination
Retail Channel
Our retail channel, which made up approximately 96% of our origination segment in 2024, focuses on serving our clients and referral partners in the markets we serve. We generate revenue through gain on sale and fees associated with originating and selling mortgage loans to the secondary market. We utilize warehouse facilities to fund originated loans and the mortgage loans are typically sold within 30 days of origination. After we sell originated mortgage loans to the secondary market, we generally retain the servicing rights on mortgage loans sold.
For the years ended December 31, 2024 and 2023 we originated $23.0 billion and $14.4 billion, respectively, in retail mortgage loan originations.
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
Our success in the retail market is tied to the expertise of our loan officers and the strength of our referral partner network. We have built our referral partner network by providing our clients with a personalized mortgage-borrowing experience that is delivered by a knowledgeable loan officer. Our referral partner network relationships, including realtors, builders, existing clients, and financial planners, have been cultivated over years and are bolstered by our strong presence in the communities we serve. These referral partner network relationships enhance our ability to generate repeat business and recapture volume.
Other
In addition to the retail channel of our origination segment, we maintain other channels to generate origination volume.
We have an active correspondent channel that purchases closed loans primarily from small community banks and credit unions. We are able to offer a diverse product set through the correspondent channel. We also utilize our correspondent channel to support our continued growth efforts. As we work to expand into new locations, the correspondent channel serves as an entry point to begin building our brand, reputation, and client base.
We have a wholesale channel where we build relationships with independent mortgage brokerages to originate mortgage loans, primarily through joint ventures. These brokers maintain the relationship with the borrower through the origination of the mortgage loan, while we underwrite all loans before funding.

Servicing
We have developed our in-house servicing platform and have expanded and upgraded our technology and infrastructure over time. The unique combination of in-house servicing and proprietary technology allows for enhanced servicing practices and embedded compliance controls throughout the system.
As of December 31, 2024, we serviced approximately 370,000 loans with an aggregate unpaid principal balance (“UPB”) of approximately $93.0 billion. UPB is measured as of the end of a period. Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent borrowers; and supervising foreclosures and property dispositions.
Our servicing segment is based out of our servicing center in San Diego, California, and we are a licensed mortgage servicer in 49 states and the District of Columbia. Our primary source of revenue for our servicing operations is based upon a stated fee per loan that varies by investor. This fee is earned on a monthly basis as the borrower makes each payment.
As the owner of the mortgage servicing right (“MSR”), depending on the investors’ requirements and the loan program, we may be obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments, and to cover foreclosure costs and various other items required to preserve the assets securing the mortgage loans being serviced.
Additionally, as the owner of the MSR, we generally have the right to solicit our clients for subsequent refinance and purchase opportunities. We leverage our technology platform and data repository to continuously screen our servicing portfolio in an effort to anticipate borrower actions and capitalize on recapture opportunities. When a refinance or purchase opportunity is identified, the portfolio recapture team sends that opportunity to the loan officer who originated the existing loan in order to maintain the client relationship. For select opportunities, our consumer direct team will originate the opportunity directly.
Our Growth Strategies
Our primary growth strategy is focused on the approaches described below to gain scale and invest back into the business.
Expansion into New Markets and Products
We focus on retail channel expansion both organically and via acquisitions that support our national footprint. The mortgage market is contracting, which we believe provides us more opportunity to acquire additional branches and sales talent. We regularly evaluate opportunities to grow our business, including expansion in markets through acquisitions and organic growth through the recruitment of loan officers. Our loan officer recruitment activities leverage our technology solutions to identify and recruit purchase-mortgage focused loan officers. We consider the needs of our clients in each of our origination channels and respond to changing circumstances in the market for mortgage-related financing.
We have successfully completed numerous acquisitions. In July 2021, we completed our acquisition of Residential Mortgage Services Holdings, Inc. (“RMS”), which expanded our local presence in the Northeast. In December 2022, we completed the acquisition of certain assets of Inlanta Mortgage, Inc. (“Inlanta”), which expanded our local presence in the Midwest region. In February 2023, we completed our acquisition of certain assets of Legacy Mortgage LLC (“Legacy” or “Legacy Mortgage”), which expanded our local presence in the Southwest region. In April 2023, we completed our acquisition of certain assets of Cherry Creek Mortgage, LLC (“CCM”), which expanded our reverse mortgage lending through Guild’s retail channel. In September 2023, we completed our acquisition of certain assets of First Centennial Mortgage (“FCM”), which expanded our local presence in the Midwest. On February 26, 2024, we completed the acquisition of certain assets of Utah-based lender Academy Mortgage Corporation (“Academy Mortgage”). The addition of Academy Mortgage extended Guild’s market share across its national footprint. We expect to continue to expand our business in new local communities while increasing our presence in the geographic areas we serve our clients.
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

Growing Retail Originations through Portfolio Recapture
In addition to targeting acquisitions and loan officers in markets we serve our clients, to grow our retail channel we also focus on recapturing our own portfolio. Recapture exists when we refinance a current client’s loan or when we help originate a current client’s new home purchase. By doing so, we continue the relationship with the client, which presents not only an extended servicing revenue stream, but additional future origination opportunities. For the years ended December 31, 2024 and 2023, our overall recapture rate was 35% and 27%, respectively.
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
Internally-Developed Technology Platform Underpins Loan Officer Productivity and Fosters Repeat Business
Our technology is differentiated in that we have a proprietary integrated platform for servicing and origination. As a result, we control our lending process from start to finish and have created a personalized client experience from the time a loan officer takes an application through a loan’s closing, and until the loan pays off, at which time we have an opportunity to recapture the client’s next transaction.
Our proprietary platform and vendor integrations drive loan officer productivity, operational scale, and favorable unit economics. Our experienced loan officers use this end-to-end technology platform and our custom-built client relationship management system as a tool to help enable them to find new clients, close new loans, and enhance and expand existing client relationships.
This technology platform and our data repository have been developed over the course of our long operating history. By utilizing this data to further develop our platform and to curate suggested customer touchpoints, we foster a balanced combination of personalized and digital strategies for lead nurturing, as well as client education and communication, that we believe give our loan officers a competitive edge.
The majority of our technology used throughout our company is proprietary and developed internally by our own employees. We rely on a combination of trade secret laws and contractual agreements to establish, maintain, and protect our intellectual property rights and technology. We enter into confidentiality and invention assignment agreements with our employees and enter into confidentiality agreements with third parties, including suppliers and other partners.
U.S. Mortgage Market and Competition
Mortgage loans are the largest class of consumer debt in the United States. According to the Mortgage Bankers Association (“MBA”), there was approximately $14.3 trillion of residential mortgage debt outstanding as of December 31, 2024. According to the MBA, 1-4 family mortgage origination volume was approximately $1.8 trillion in 2024, an increase from $1.5 trillion in 2023. However, the MBA is projecting origination volume to be $2.1 trillion in 2025 according to its February 2025 forecast.
The residential mortgage industry is characterized by high barriers to entry. Mortgage lenders must obtain approval from the GSEs and Ginnie Mae and maintain various state licenses in order to originate, sell, and service federal and GSE-backed loans. In addition, sophisticated technology, origination and servicing processes, and regulatory expertise are required to build and manage a successful mortgage business.
The mortgage lending market is highly competitive. We compete with large financial institutions and with other independent residential mortgage loan producers and servicers. Competition can occur on the basis of the variety of product offerings, speed and convenience of execution in loan origination, interest rates and fees, client experience, technical knowledge, marketing and referral relationships, and recruiting of employees within the industry. We aim to differentiate our products and services on the basis of our loan officers’ ability to leverage our technology platform to match customers with the loan programs that best suit their needs. This provides a customer-focused and seamless borrowing experience, starting from origination and continuing through servicing.
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
•the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”), which establishes requirements for those who send unsolicited commercial email;

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
In October 2023, the California Governor signed into law Senate Bill 253 (“SB 253”) and Senate Bill 261 (“SB 261”) that require quantitative and qualitative climate disclosures for certain public and private companies doing business in California, like Guild, beginning in 2026. Our management is continuing to monitor the development of implementing regulations and litigation relating to SB 253 and SB 261. At this time, the impact on us, and the timing of any requirement to comply with the California climate-related laws, is uncertain.
State laws and regulations, and interpretations thereof, vary from state to state, and these laws, regulations and interpretations may change and/or may be vague or interpreted only rarely.
Additionally, our business is subject to numerous state laws that are continuously changing, including laws related to mobile- and internet-based businesses, data privacy (including the California Consumer Privacy Act and similar or other data privacy laws enacted by other states) and advertising laws. Our joint ventures are also subject to numerous state laws and regulations governing their business and some of our subsidiaries are subject to certain laws and regulations governing insurance activities.
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
See also “Risks Related to Regulatory Environment” under the section titled “Item 1A. Risk Factors.”
Human Capital Resources
At the heart of our Company is our culture, grounded in strong values, innovation, creativity and collaboration. We believe our culture sets us apart and is the backbone of our success. It has enabled us to continuously innovate and evolve to navigate the dynamic mortgage market. This has given us the ability to attract, develop, and retain top talent throughout our organization. Our culture also positions us as an acquisition partner of choice and a preferred platform for top mortgage originators of originating and servicing businesses.
The retention of loan officers is critical to our business. We compare data on our retention of loan officers to that of the mortgage industry. We also have programs to expand the business of loan officers, including the in-house Elevate coaching program. Our loan officers who complete the Elevate program have generally realized higher volumes of production than loan officers who have not completed the program.
As of December 31, 2024, we employed approximately 5,270 employees throughout the United States. None of the employees are covered by a collective bargaining agreement.
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
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves risks. You should carefully consider the risk factors described below before investing in our Class A common stock. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Demand in the secondary market for home loans and our ability to sell the mortgages that we originate depend on many factors that are beyond our control, including general economic conditions, the willingness of lenders to provide funding for and purchase home loans, and changes in regulatory requirements. Our inability to sell the mortgages that we originate in the secondary market in a timely manner and on favorable terms could be detrimental to our business. In particular, we sell the majority of the mortgages that we originate to the GSEs and Ginnie Mae, and the gain recognized from these sales represents a significant portion of our revenues and net earnings. If it is not possible or economical for us to continue selling mortgages to the GSEs or other loan purchasers, our business, prospects, financial condition, and results of operations could be materially and adversely affected.
Macroeconomic and U.S. residential real estate market conditions have and may continue to materially and adversely affect our revenue and results of operations.
Our business has been, and will continue to be, affected by a number of factors that are beyond our control, including the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions. Furthermore, our clients’ and potential clients’ income, and thus their ability and willingness to make home purchases and mortgage payments, may be negatively affected by macroeconomic factors such as rising inflation rates and the responses by central banking authorities to control such inflation, rising interest rates, unemployment, wage deflation, changes in property values and taxes, impact of tariffs and trade regulation, disruptions in access to bank deposits and lending commitments due to bank failures, and the availability and cost of credit. In addition, continuing low inventory levels of homes for sale and housing generally, together with high home prices have depressed and may continue to depress home loan purchase activity. These macroeconomic factors have and may continue to adversely affect our origination volume.
Increased delinquencies could also increase the cost of servicing existing mortgages and could be detrimental to our business. Lower servicing fees could result in decreased cash flow, and also could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts, and increases our obligation to advance certain principal, interest, tax, and insurance obligations owed by the delinquent mortgage loan borrower.
Because we are highly dependent on certain U.S. government-sponsored entities and government agencies, we may be adversely impacted by any organizational or pricing changes or changes in our relationship with these entities and agencies.
A substantial portion of the loans we originate are loans eligible for sale to the GSEs, and government insured or guaranteed loans, such as loans backed by the FHA, the VA, and the USDA, eligible for Ginnie Mae securities issuance. The future of GSEs is uncertain, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. The GSEs also require us to maintain certain operating and financial covenants. Financial covenants include minimum net worth, minimum liquidity, minimum of total liquid assets, and minimum ratio of adjusted net worth to total assets. A breach of these covenants could prevent us from selling mortgage loans to one or all of these investors in the secondary market.
If the operation of the GSEs is discontinued or reduced, if there is a significant change in their organization, capital structure, financial condition, pricing and underwriting criteria, activity levels or roles in the primary or secondary mortgage markets, or if we lose approvals with those agencies or our relationships with those agencies are otherwise adversely affected, our business, prospects, financial condition, and results of operations could be adversely affected.
Changes in prevailing interest rates or U.S. monetary policies have had and may continue to have a detrimental effect on our business.
Our profitability is directly affected by changes in interest rates. The market value of closed loans held for sale and interest rate locks generally changes along with interest rates. Increasing interest rates currently being experienced in the U.S. have adversely impacted our origination volume because refinancing an existing loan is less attractive for homeowners and qualifying for a purchase loan is more difficult for some borrowers. Furthermore, increasing interest rates have also adversely affected and may continue to adversely affect our margins due to increased competition among originators. On the other hand, decreasing interest rates may cause a large number of borrowers to refinance, which could result in the loss of future net servicing revenues with an associated write-down of the related MSRs. As such, volatility in prevailing interest rates have had and may continue to have a detrimental effect on our financial performance and results of operations. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the Federal Reserve System could influence not only consumer demand for mortgages, but also the fair value of our financial assets and liabilities.
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
We fund substantially all of the mortgage loans we close through borrowings under our loan funding facilities (which we refer to as warehouse lines of credit) and funds generated by our operations. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We depend upon several lenders to provide warehouse lines of credit for our loans. For a summary of our warehouse lines of credit and other debt facilities, see the section of this Annual Report entitled “Debt Obligations” under “Liquidity, Capital Resources and Cash Flows” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In the event that a significant number of our loan funding facilities are terminated or are not renewed, or if the aggregate principal amount that may be drawn under our funding agreements were to decrease significantly, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business. Our liquidity may be further constrained as there may be less demand by investors to acquire our mortgage loans in the secondary market. Further, if we are unable to refinance or obtain additional funds for borrowing, our ability to maintain or grow our business could be limited.
Our ability to refinance existing debt and borrow additional funds to fund our current and future loan production, servicing advances, and other cash needs is unknown and is affected by a variety of factors, including:
•limitations imposed under existing and future financing facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;
•a decline in liquidity in the credit markets;
•prevailing interest rates;
•the financial strength of the lenders from whom we borrow;
•the decision of lenders from whom we borrow to reduce their exposure to mortgage loans due to a change in such lenders’ strategic plans, future lines of business or otherwise;
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

•increasing our vulnerability to general adverse economic, industry, and market conditions;
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
Our ability to serve our clients depends on the reliable performance of our technology infrastructure. Interruptions, delays or failures in these systems, whether due to adverse weather conditions, natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, hardware failures, errors in our software or otherwise, could be prolonged and could affect the security or availability of our platform and our ability to originate and service mortgages. Furthermore, we incur ongoing substantial expense maintaining, updating, and adapting our technology, and cybersecurity infrastructure. However, our infrastructure and disaster recovery planning may be insufficient to prevent or mitigate these and other events or occurrences. The reliability and security of our systems, and those of certain third parties, are important not only to facilitating our origination and servicing of mortgages, but also to maintaining our reputation and ensuring the proper protection of our confidential and proprietary information and the data of mortgage borrowers and other third parties that we possess or control or to which we have access. Operational failures or prolonged disruptions or delays in the availability of our systems could harm our business, brand, reputation, operating results, financial condition, and prospects.
Acquisitions and investments have in the past, and may in the future, cause our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated benefits from such acquisitions and investments.
We have acquired and may in the future acquire or make investments in, complementary or what we view as strategic businesses, assets, services or products. The ultimate success of these acquisitions or investments will depend, in part, on our ability to successfully combine and integrate these acquisitions into our business, and realize the synergies and anticipated strategic, financial, and other benefits from the acquisitions or investments. We may not be able to achieve the anticipated benefits of an acquisition or investment within the anticipated time frame, or at all.
The integration of any acquisition may result in material challenges, including, without limitation:
•coordinating geographically separate organizations with increased operations in jurisdictions in which we previously did not operate and subject to regulations and regulatory authorities to which we previously were not subject;
•undisclosed liabilities that were not discovered during the due diligence process;
•managing a larger combined business;
•retaining key management and other employees and maintaining employee morale, and retaining existing business relationships with customers, real estate professionals, and other counterparties;
•the possibility of faulty assumptions underlying expectations regarding the integration process and/or our inability to integrate future acquisitions in the same manner, or with the same degree of success, as we have integrated past acquisitions;
•unanticipated issues in integrating information technology, communications, and other systems;
•that the business and assets we acquire might not perform at levels we expect, and we may not be able to achieve the anticipated synergies;
•the possibility that we incur additional indebtedness to pay for such acquisition, thereby increasing our leverage and diminishing our liquidity, or issue equity, which could result in dilution to our stockholders;
•the failure of such acquisition to continue to grow under our ownership;

•the impact from revisions to forecasted amounts on the fair value of contingent liabilities related to our completed acquisitions, or disputes that may arise out of earn-outs, escrows, and other arrangements related to an acquisition of a company; and
•unforeseen expenses, costs, liabilities or delays associated with such acquisition.
Any of the foregoing could adversely affect our business, prospects, financial condition, and results of operations.
Pressure from existing and new competitors may adversely affect our business, operating results, financial condition, and prospects.
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
Our ability to compete successfully will depend on a number of factors, including our ability to build and maintain long-term client relationships while ensuring high ethical standards and sound lending and servicing practices, the scope, relevance, and pricing of products and services that we offer, our continuing relationships with the GSEs and other key secondary market investors, our clients’ satisfaction with our products and services, industry and general economic trends, and our ability to keep pace with technological advances in the industry.
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
During any period in which our clients are not making payments on loans we service, including during defaults, delinquencies, forbearances, and in certain circumstances where a client prepays a loan, we generally are required under our servicing agreements to advance our own funds to pay principal and interest, property taxes and insurance premiums, legal expenses, and other expenses. In addition, in the event a loan serviced by us defaults or becomes delinquent, or to the extent a mortgagee under such loan is allowed to enter into a forbearance by applicable law or regulation, the repayment to us of any advance related to such events may be delayed until the loan is repaid or refinanced or liquidation occurs. Any delay or impairment in our ability to collect an advance may materially and adversely affect our liquidity, and delays in reimbursements of us, or our inability to be reimbursed, for advances could be detrimental to our business. Market disruptions such as the COVID-19 pandemic and the response, including through the Coronavirus Air, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, have in the past and may in the future increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans, which we may not recover in a timely manner or at all. In addition, any regulatory actions that lengthen the foreclosure process could increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred during the foreclosure process. While we have in the past utilized prepayments and payoffs to make advances, such sources, and other sources of liquidity available to us, may not be sufficient in the future, and our business, prospects, financial condition, and results of operations could be materially and adversely affected as a result.
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
In particular, our estimates of the fair value of our MSRs are based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuate due to a number of factors, including prepayment rates and other market conditions that affect the number of loans that ultimately become delinquent or are repaid or refinanced. These estimates are calculated by a third party using complex financial models that account for a high number of variables that drive cash flows associated with MSRs and anticipate changes in those variables over the life of the MSR. As such, the accuracy of our estimates of the fair value of our MSRs are highly dependent upon accuracy of the models and the variables and assumptions that we build into them. If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of certain of our MSRs may decrease, which could adversely affect our business, prospects, financial condition, and results of operations.
The success and growth of our business will depend upon our ability to adapt to and implement technological changes and to develop and market attractive products and services.
The mortgage industry is continually undergoing rapid technological change with frequent introductions of new products and services. We seek to differentiate ourselves by the range of mortgage programs we offer and rely on our internally-developed technology to make our platform available to our loan officers, evaluate mortgage applicants, service loans, and enable greater operational efficiency. Our future success and growth depend, in part, upon our ability to develop new products and services that satisfy changing client demand and use technology to provide a desirable client experience and to create additional efficiencies in our operations. If we fail to predict demand and develop, commercialize, and achieve acceptance of attractive products and services, our business and prospects could be adversely affected. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays, may cause us to fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial. Failure to keep pace successfully with technological change affecting the mortgage industry and avoid interruptions, errors, and delays could have a material adverse effect on our business, prospects, financial condition, and results of operations.
Adverse events to our clients could occur, which can result in substantial losses that could adversely affect our financial condition.
A client’s ability or willingness to repay his or her mortgage may be adversely affected by numerous factors, including a loss of or change in employment or income, high costs of consumer goods such as may be caused by inflation or tariffs, weak macro-economic conditions, increases in payment obligations to other lenders, and deterioration in the value of the home that serves as collateral for the loan. Increases in delinquencies or defaults related to these and other factors may adversely affect our business, prospects, financial condition, liquidity, and results of operations and may also cause decreased demand in the secondary market for loans originated through Guild. In addition, higher risk loans incur greater servicing costs because they require more frequent interaction with clients and closer monitoring and oversight. We may not be able to pass along these additional servicing costs associated with higher-risk loans to our clients and they could result in substantial losses that could adversely affect our financial condition.
The geographic concentration of our loan originations may adversely affect our lending business, which would adversely affect our financial condition and results of operations.
A substantial portion of our aggregate mortgage loan origination is concentrated in the Northwest United States. Although we have expanded our presence across the United States with recent acquisitions, to the extent that the Northwest United States experiences weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we service in that region may decrease the value of our servicing rights and adversely affect our lending business. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially adversely affect our business, financial condition and results of operations. Additionally, homeowners insurance is becoming higher cost in some states. If homeowners are unable to afford insurance in the states in which we have a concentration, it could have a negative impact on housing affordability and originations and mortgage delinquencies, defaults and foreclosures.
Our business could be materially and adversely affected by a cybersecurity breach or other vulnerability involving our computer systems or those of certain of our third-party service providers.
In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive data, such as financial information.
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
To the extent we or our systems rely on third-party service providers through either a connection to, or an integration with, those third-parties’ systems, the risk of cybersecurity attacks and loss, corruption or unauthorized publication of our information or the confidential information of our clients, employees, and others, may increase. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Other third-party risks may include data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate. Any damage or failure that causes an interruption in the operations of our third-party service providers could have an adverse effect on our business, operating results, financial condition, and prospects. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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

Any or all of the issues described above could adversely affect our ability to attract new clients and continue our relationship with existing clients and could subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, operating results, financial condition, and prospects. These disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, including personal or confidential information of our clients, employees, and others, which may result in significant liability and damage our reputation. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
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
Maintaining strong brand recognition and a reputation for trustworthiness and for delivering a superior client experience is important to our business. If we fail to protect our brand and deliver on these expectations, or if negative public opinion relating to Guild or other mortgage industry participants resulting from actual or alleged conduct in mortgage origination, servicing or other activities, government oversight or regulation, litigation or other matters should occur, these events could harm our reputation and damage our ability to attract and retain clients or maintain our referral partner network, which could adversely affect our business. Our reputation may also be negatively impacted by our environmental, social, and governance practices and disclosures, including climate change practices and disclosures.
We could be forced to incur greater expense marketing our brand or maintaining our reputation in the future to preserve our position in the market and, even with such greater expense, we may not be successful in doing so. Many of our competitors have more resources than we do and can spend more advertising their brands and services. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively and maintain our reputation, or otherwise experience negative publicity, our business, operating results, financial condition, and prospects could be materially and adversely affected.
We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks, and the effects of climate change.
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, pandemics, floods, droughts, fires, and other environmental conditions can adversely impact properties that we own or that collateralize loans we own or service, as well as properties where we conduct business. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Terrorist attacks and other acts of violence, including the Russia-Ukraine conflict and the Israel-Hamas war, have caused and may continue to cause consumer confidence and spending to decrease or result in disruptions in U.S. financial markets and negatively impact the U.S. economy in general. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, regional instability, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could impact our business, financial condition, and results of operations.
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
If we are unable to attract, integrate, and retain qualified personnel, our ability to develop and successfully grow our business could be harmed.
Our business depends on our ability to retain our key executives and management and to hire, develop, and retain qualified loan officers and other employees. Our ability to expand our business depends on our being able to hire, train, and retain sufficient numbers of employees to staff our in-house servicing centers, as well as other personnel. Our success in recruiting highly skilled and qualified personnel can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Additionally, any alleged violation of applicable wage laws or other labor- or employment-related laws could result in challenges in recruiting and retention. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have a material and adverse effect on our business, operating results, financial condition, and prospects.
Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.
We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including market, interest rate, credit, liquidity, operational, cybersecurity, legal, regulatory, and compliance risks, as well as other risks that we may not have identified or anticipated. As our products and services change and grow and the markets in which we operate evolve, our risk management strategies may not always adapt to those changes in a timely or effective manner. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be different or significantly greater than the historical measures indicate. Although we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. Any of these circumstances could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Regulatory Environment
Changes in, or our failure to comply with, the highly complex legal and regulatory framework applicable to our mortgage loan origination and servicing activities could harm our business, operating results, financial condition, and prospects.
The mortgage industry is subject to a highly complex legal and regulatory framework. In addition to the licensing requirements for each of the jurisdictions in which we originate or service loans, we must comply with a number of federal, state, and local consumer protection and other laws including, among others, the TILA, RESPA, ECOA, Fair Housing Act, TCPA, GLBA, EFTA, SCRA, MLA, Homeowners Protection Act, Home Mortgage Disclosure Act, SAFE Act, FTCA, Dodd-Frank Act, federal, state and local laws designed to discourage predatory lending and servicing practices, prohibit unfair, deceptive, or abusive acts or practices, protect customer privacy, and regulate debt collection and consumer credit reporting, and state foreclosure laws. These and other laws and regulations directly affect our business and require constant compliance monitoring, internal and external audits, and examinations by federal and state regulators. Changes to the laws, regulations, and guidelines relating to the origination and servicing of mortgages, including those already adopted and those that may in the future be adopted, their interpretation or the manner in which they are enforced, could render our current business practices non-compliant or make compliance more difficult or expensive.
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
It is possible that we are not, and will not in the future be, in full compliance with current and future laws and regulations, or interpretations of the foregoing. Our failure, or the failure of our loan officers, other employees, correspondent sellers or others with whom we have business relationships, to operate in compliance with any of the laws, regulations, and guidelines relating to the origination, servicing, and collection of mortgages could result in, among other things, the loss of licenses and approvals required for us to engage in the business of originating, servicing, and collecting mortgage loans, governmental investigations and enforcement actions, damage to our brand and reputation, civil and criminal liability, and administrative penalties, which could have a material and adverse effect on our business, operating results, financial condition, and prospects.
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
Anti-discrimination statutes, such as the Fair Housing Act, ECOA, and other fair lending laws and regulations prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion, and national origin. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. In 2015, the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. As a result, various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative effect on a protected class of individuals). Although it is still unclear whether the theory applies under the ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act and ECOA in the context of mortgage loan lending and servicing. Compliance with anti-discrimination prohibitions, and particularly the disparate impact theory, creates a significant administrative burden and potential liability for failure to comply. In addition, regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting fair lending, fair housing, and other claims that the practices of lenders and loan servicers result in a disparate impact on protected classes. A successful regulatory challenge to our performance under these fair lending laws and regulations could result in a wide variety of sanctions, including damages, injunctive or equitable relief, and civil money penalties. In addition to reputational harm, such sanctions could have a material adverse effect on our business, financial condition, and results of operations. Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement, and litigation risk under the Fair Housing Act and ECOA from claims of “redlining” and “reverse redlining.” Redlining is the practice of avoiding providing services to individuals living in communities of color because of the race or national origin of the people who live in those communities. Reverse redlining is targeting applicants in certain neighborhoods for higher cost products or services. In late 2021, the Department of Justice launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to crack down on discriminatory lending practices, making clear they are a high priority across the financial services regulatory ecosystem. In addition, the CFPB has announced that it intends to use its authority under the Consumer Financial Protection Act to identify, prohibit, and prosecute discrimination as an unfair, deceptive, or abusive act or practices to target discriminatory conduct, even where fair lending laws such as the ECOA may not apply. More restrictive laws and regulations may be adopted in the future, and governmental bodies or courts may interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. Any such changes in laws, regulations or interpretations could have a detrimental effect on our business.

Our failure to obtain and maintain the appropriate state licenses would prohibit us from originating or servicing mortgages in those states and adversely affect our operations.
Because we are not a federally chartered depository institution, we do not benefit from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. In most states in which we operate, one or more regulatory agencies regulate and enforce laws relating to mortgage servicing companies and mortgage origination companies such as us. These rules and regulations generally require that we seek and maintain certain licenses and comply with certain business practice standards, including requirements as to the form and content of contracts and other documentation, and the licensing of our employees. As a nonbank mortgage lender, we are subject to licensure, regulation, and supervision by every state and district in which we do business. States examine nonbank mortgage lenders and servicers periodically, depending on state law requirements and other factors such as the lender’s size and compliance history. These examinations may include a review of the nonbank lender’s compliance with all federal and state consumer protection laws, compliance management system, and internal controls. Complying with this regulatory framework requires a meaningful dedication of management and financial resources. Changes to existing state legislation or the adoption of new state legislation, as well as our entry into new markets in states in which we had not previously operated, could increase our compliance costs. This could render business in any one state or states cost-prohibitive and could materially affect our business and our growth strategy. Any failure to comply with these licensing and operational requirements could have a material and adverse effect on our business, operating results, financial condition, and prospects.
Changes in the guidelines of the GSEs, FHA, VA, USDA, and Ginnie Mae could adversely affect our business.
We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to credit standards for mortgage loans, our staffing levels, and other servicing practices, and the servicing and ancillary fees that we may charge. In addition, we are required to meet certain minimum financial requirements relating to our net worth, capital ratio, and liquidity in order to sell the loans that we originate to certain investors, including the GSEs. A change in these guidelines could require us to expend additional resources to originate and service mortgages or make it more difficult for us to do so profitably or at all, and a failure to meet applicable financial requirements could materially impair our ability to originate and service loans, any of which could have a material and adverse effect on our business, operating results, financial condition, and prospects. In August 2022, the Federal Housing Finance Agency and Ginnie Mae announced updated minimum financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement, and include a new risk-based capital ratio, among other changes. In September 2022, at the direction of the FHFA, Fannie Mae and Freddie Mac announced similar revisions to minimum financial eligibility requirements. The majority of the requirements became effective on September 30, 2023 with origination liquidity and certain other capital requirements effective as of December 31, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. Certain of these new capital requirements may impact liquidity in Ginnie Mae markets and while the ultimate impact remains uncertain, such requirements could have the effect of devaluing certain Ginnie Mae MSRs. If we misjudge the magnitude of the costs and benefits of these updated minimum financial eligibility requirements and their impacts on our business, our financial results could be negatively impacted.
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
We acquired Cherry Creek Mortgage, LLC in April 2023 and as a result now originate reverse mortgage loan products. The reverse mortgage industry is largely dependent upon the FHA and HUD, and there can be no guarantee that these entities will retain Congressional authorization to continue the Home Equity Conversion Mortgage (“HECM”) program or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The vast majority of reverse mortgage loan products we originate are HECMs, which are FHA-insured loans that must comply with the FHA’s and other regulatory requirements. Guild may also originate non-HECM reverse mortgage products, for which there is a limited secondary market. The FHA regulations governing the HECM products have changed from time to time. For example, FHA has added disbursement limits that restrict the amount of loan proceeds that a borrower can receive during the first year of the loan, implemented collateral risk assessment guidelines that require HECM lenders to obtain a second property appraisal if FHA determines that additional support for the collateral value is needed, and added credit-based underwriting criteria designed to assess borrowers’ ability and willingness to meet their financial obligations. Our reverse mortgage business is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures, and permissible fees. If we fail to comply with applicable laws and regulations relating to the origination of reverse mortgages, we could be subject to adverse regulatory actions, including potential fines, penalties or sanctions, and our business, reputation, and financial condition could be adversely affected. We continue to evaluate our reverse mortgage business and the future loan production under such business remains uncertain.
Our actual or perceived failure to comply with stringent and evolving laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security may materially and adversely affect us.
In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, and financial information. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
Federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, financial privacy laws (e.g., the GLBA), consumer protection laws (e.g., Section 5 of the FTCA), and other similar laws (e.g., wiretapping laws). For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. As another example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The California Privacy Rights Act of 2020, which became operative on January 1, 2023, expanded the CCPA’s requirements to apply to personal information of business representatives and employees and established a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.
We may be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the CCPA, allow our customers to impose specific contractual restrictions on their service providers. We may also be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions or other adverse consequences.
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
From time to time, we have been, and may continue to be, involved in various legal proceedings, including, but not limited to, actions related to our lending and servicing practices as well as alleged violations of the local, state, and federal laws to which our business is subject. Claims may be expensive to defend and may divert management’s time away from our operations, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, and the resolution of such matters may result in significant financial payments by, or penalties imposed upon, us, restrictions on our business and operations, or other remedies, in which case those litigation matters could have a material and adverse effect on our business, operating results, financial condition, and prospects.
Risks Related to Our Organization and Structure
We are controlled by MCMI, and MCMI’s interests may conflict with our interests and the interests of our other stockholders.
MCMI holds all of our issued and outstanding Class B common stock and controls approximately 94.9% of the combined voting power of our outstanding common stock. As a result, MCMI controls any action requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. So long as MCMI continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the combined voting power of our outstanding common stock, MCMI will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders. The interests of MCMI could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by MCMI could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be attractive to us or our other stockholders.
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
Our directors and executive officers beneficially own, directly or indirectly, in the aggregate, approximately 36.1% of the outstanding shares of our Class A common stock and 100% of the outstanding shares of our Class B common stock (to the extent the Chairman of our Board of Directors may be deemed to beneficially own all of the shares of our Class B common stock beneficially owned by MCMI), representing an aggregate of approximately 94.9% of the combined voting power of our outstanding common stock. As a result, in addition to their day-to-day management roles, our executive officers and directors will be able to exercise significant influence on our business as stockholders, including influence over election of members of the Board of Directors and the authorization of other corporate actions requiring stockholder approval.
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
Risks Related to our Class A Common Stock
Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market, or the perception in the public markets that these sales may occur, could cause the price of our Class A common stock to fall.
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
We cannot predict the potential effects our dual class structure may have on our Class A common stock, such as a lower or more volatile market price. In 2017, S&P Dow Jones and FTSE Russell announced that they would begin excluding most newly public companies with multiple classes of shares of common stock from being added to certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices likely will not invest in our Class A common stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, however, it is possible that exclusion from such indices could make our Class A common stock less attractive to investors. As a result, the market price and liquidity of our Class A common stock could be adversely affected.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. We are required to furnish annually a report by management on the effectiveness of our internal control over financial reporting. Also, as a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.
However, we cannot assure you that in the future those controls and procedures will be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements or that our disclosure controls and procedures will remain effective. If we do not maintain effective internal control over financial reporting or effective disclosure controls and procedures, we may be unable to report our financial results accurately on a timely basis or detect and prevent fraud, which could cause our reported financial results to be misstated. As a result, investors, counterparties, and consumers may lose confidence in the accuracy and completeness of our financial and other reports filed with, or submitted to, the SEC, our access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our Class A common stock could decline. In addition, if we fail to timely file our reports with the SEC, we may be subject to potential delisting action by the NYSE or claims from our stockholders. We also may become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, operating results, financial condition and cause the market price of our Class A common stock to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity risk management processes are integrated into Guild’s overall risk management systems and processes. Accordingly, we manage cybersecurity risk through our enterprise-wide risk framework as described below.

Within our enterprise-wide risk framework, we maintain programs that assess, identify, and manage information technology (“IT”) risk generally and material risks from cybersecurity threats specifically. Our cybersecurity risk program is designed by our IT governance team in collaboration with our risk committee and executive officers to ensure that risks from cybersecurity threats are identified, multiple layers of protection are operating effectively, detection and response to cyber security threats are in place, and recovery of core business processes and systems is documented and tested. Our cybersecurity risk program follows the National Institute of Standards and Technology Cyber Security Framework (“NIST CSF”). We also use third-party service providers to help enhance our cybersecurity capabilities and to assist us with cybersecurity program assessments and penetration testing, including providing the function of a Chief Information Security Officer.
Specific features of our cybersecurity risk program include (i) periodic assessment of risks arising from cybersecurity threats, including a NIST CSF risk assessment, application risk assessment, and a business continuity and disaster recovery impact assessment; (ii) initiatives relating to the design, operation and monitoring of the IT risk management program and the cybersecurity risk program; (iii) creation and maintenance of redundancies for core business systems such as Guild’s originations and servicing systems; (iv) training for all personnel on aspects of cybersecurity threats, cybersecurity awareness campaigns company wide, and additional training for certain other employee groups; (v) an incident response plan that outlines the steps we will take to respond to a cybersecurity incident; and (vi) periodic cybersecurity exercises and internal cybersecurity incident simulations.
While the majority of the technology used throughout our company is proprietary, we use third parties to provide IT applications or IT infrastructure that maintain or support our operations. For certain third parties, we have processes to oversee and identify risk from cybersecurity threats through our contract management process.
Material Effects from Cybersecurity Incidents
We dedicate significant resources toward our efforts to protect our business from the risk of cybersecurity threats. Cybersecurity risk management, data security, privacy, and cyber supply chain risk management activities are integrated into our operations and inform our business strategy.
Although to date we have not experienced any cybersecurity incidents resulting in, or reasonably likely to result in, a material impact to our company, including to our business, financial condition, and results of operations, there is no assurance that our cybersecurity risk management program will prevent cybersecurity incidents from having such impacts in the future.
We are subject to ongoing cybersecurity risks that could materially affect our business strategy, financial condition, or results of operations, as further described in the risk factor labelled “Our business could be materially and adversely affected by a cybersecurity breach or other vulnerability involving our computer systems or those of certain of our third-party service providers” in Part I, Item 1A, “Risk Factors” of this annual report.
Cybersecurity Governance
Role of Our Board and Audit Committee
Our Board of Directors and Audit Committee oversee our risk management program which includes cybersecurity risk. Information provided covers various aspects of our cyber defense including incident analysis and third party reports. We have processes in place so that information regarding potentially material cybersecurity incidents is escalated to the Board of Directors and the Audit Committee. Other information provided covers various aspects of our cyber defense including incident analysis and third party reports.
Role of Our Management
The company is responsible for assessing and managing cybersecurity risks by establishing and maintaining processes and programs designed to assess, identify, prevent, manage, detect, respond to, and mitigate potential cybersecurity threats as described above.
Our Chief Information Officer leads our information security department, which is primarily responsible for implementing and maintaining our cybersecurity risk management program. The Chief Information Officer (“CIO”) has over 30 years of experience in information technology in the mortgage origination and servicing industry, including prior service as the CIO for other mortgage institutions. The cybersecurity risk management program includes teams focused on information security, IT governance and IT operations. The information security program is also supported by personnel in legal and compliance, and application development. Guild personnel that work on cybersecurity risk management have achieved such professional certifications as Certified Information Systems Security Professional (“CISSP”) and Certified Cloud Security Professional (“CCSP”).

The Chief Information Officer also is a member of our risk committee. The risk committee oversees on an enterprise-wide basis Guild’s risk management framework, including cybersecurity risk. The IT security and IT governance teams report regularly to the risk committee on key risk indicators (“KRIs”) that track Guild’s monitoring of key cybersecurity risks and remediation initiatives. The other members of the risk committee include the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and Chief Compliance Officer.
ITEM 2. PROPERTIES
Our headquarters and principal executive office is located in San Diego, California. In addition to our San Diego office, we operate from approximately 440 branch offices and 240 satellite offices located throughout the United States as of December 31, 2024. We lease our principal executive office under a lease that expires in November 2030. We also lease each of our branch and satellite offices. The square footage of our principal executive office is 141,696 square feet and the average square footage of our branch offices is approximately 1,900 square feet. The operations of our origination and servicing segments are conducted from both our principal executive office and various branch or satellite offices. Our financial obligations under our leases are not material to the scope of our operations. We believe that our facilities are in good operating condition and adequately meet our current needs, and that additional or alternative space to support future use will be available on reasonable commercial terms.
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
Holders of Record
As of February 28, 2025, there were 11 stockholders of record of our Class A common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. As of February 28, 2025, we had one record holder of our Class B common stock, MCMI.
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

Purchases of Equity Securities
The following table provides information with respect to Guild’s repurchases of shares of its Class A common stock during the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(1)
October 1, 2024 to October 31, 2024	7,823	$14.27	7,823	$10,229
November 1, 2024 to November 30, 2024	7,800	$14.31	7,800	$10,117
December 1, 2024 to December 31, 2024	12,018	$13.50	12,018	$9,954
Total	27,641	$13.95	27,641
_____________________________
(1)On May 5, 2022, our Board of Directors approved a share repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over the following period of 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. As of December 31, 2024, $10.0 million remains available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.
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
•Guild originated $24.0 billion and $15.3 billion of mortgage loans for the years ended December 31, 2024 and 2023, respectively.
•Purchase originations accounted for 88.1% and 93.4% of Guild’s total originations for the years ended December 31, 2024 and 2023, respectively. According to the MBA’s February 2025 Mortgage Finance Forecast, purchase originations accounted for 72.4% and 85.0% of total one-to-four family originations for the years ended December 31, 2024 and 2023, respectively.
•Guild’s servicing portfolio as of December 31, 2024 was $93.0 billion of UPB compared to $85.0 billion of UPB as of December 31, 2023, with the average size of the portfolio increasing 8.6% over that time. The UPB of our servicing portfolio excludes loans subserviced by third-parties and includes loans held for sale and pending service release loans.
•Guild generated $97.1 million of net income and $39.0 million of net loss for the years ended December 31, 2024 and 2023, respectively, and diluted earnings per share of $1.56 and diluted loss per share of $0.64 for the years ended December 31, 2024 and 2023, respectively.
•Guild generated $90.2 million and $48.0 million of adjusted net income for the years ended December 31, 2024 and 2023, respectively, and adjusted diluted earnings per share of $1.45 and $0.78 for the years ended December 31, 2024 and 2023, respectively.
•Guild generated $134.8 million and $74.8 million of adjusted EBITDA for the years ended December 31, 2024 and 2023, respectively.
•Guild’s return on average equity was 8.0% and (3.2)% for the years ended December 31, 2024 and 2023, respectively, and adjusted return on average equity was 7.4% and 3.9% for the years ended December 31, 2024 and 2023, respectively.
•Guild had a book value per share of $20.24 and $19.36 at December 31, 2024 and 2023, respectively and tangible net book value per share of $16.59 and $15.90 at December 31, 2024 and 2023, respectively.
•During the year ended December 31, 2024, we had a 27% purchase recapture rate, a 44% refinance recapture rate and a 35% overall recapture rate, compared to 28%, 25%, and 27% for the year ended December 31, 2023, respectively.
•In 2024 and 2023, Guild acquired certain assets of four mortgage lenders to support its growth strategy by expanding its business into new local communities and increasing its presence in the geographic areas it serves its clients. The acquisitions were funded with cash on hand and borrowings totaling approximately $17.0 million and $8.0 million, in 2024 and 2023, respectively.
Adjusted net income, adjusted earnings per share, adjusted EBITDA, adjusted return on average equity and tangible net book value per share are not measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. Please see “—Non-GAAP Financial Measures” for further information regarding our non-GAAP measures and reconciliations to the nearest comparable financial measure calculated and presented in accordance with GAAP.
Market and Economic Overview
Over the past year, the Federal Open Market Committee (“FOMC”) pivoted its stance as inflation has trended back to their 2% goal with a rate drop of 50 basis points in September 2024; the first change since July 2023. Following subsequent rate cuts in November and December the Federal Reserve’s current target range is 4.25% to 4.5%. Coupled with a robust economy, persistent elevated inflation has changed the market’s expectations over the last year with 10-year Treasury yields remaining relatively high from a recent historical perspective. Those expectations did change throughout the year which did allow for a period of refinances and subsequent higher prepayment activity in the 3rd quarter. The MBA's February 2025 Mortgage Finance Forecast projects that throughout 2025, the average 10-year treasury yield will increase by 20 basis points from 4.3% to 4.5% and the average 30-year mortgage interest rate will decrease by 10 basis points as mortgage spreads are expected to tighten. Given the inverse relationship between interest rates and MSRs, MSR values could increase slightly this year. Currently, we do not employ a financial hedge strategy on our MSR portfolio to offset short-term earnings volatility, however we believe the origination segment supports the complementary natural hedge that is provided by our retail production channel. We recorded a loss of $38.5 million and a loss of $139.6 million for the years ended December 31, 2024 and 2023, respectively, for changes in the fair value of our MSRs. See discussion below under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
The MBA’s February 2025 Mortgage Finance Forecast reported the industry’s total originations was up 22.0% for 2024, while our originations increased by 57.4%, outpacing the market. The MBA is forecasting mortgage originations for purchases to increase by 10.0% in 2025 to $1.4 trillion from $1.3 trillion in 2024 and are predicting refinance originations to increase by 29.9% in 2025 to $638 billion from $491 billion in 2024. Guild is well positioned to meet or exceed this growth through our historical acquisitions, organic recruiting and future potential partnerships. The MBA is forecasting total home sales to increase by 7.8% in 2025 after remaining relatively flat for 2024 with prices stabilizing. While home-buying affordability challenges remain elevated and are expected to be challenging for 2025, there will be continued variability within local markets. Existing housing supply remains constrained as many homeowners with mortgage interest rates well below the current rates are choosing not to sell. Market and economic challenges have led to higher levels of competition and lower gain on sale margins and profitability. Margins may continue to be impacted placing sustained pressure on returns. However, future margins will depend on future market demand, capacity and other macroeconomic factors.
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
•Loan origination fees — Fees collected from the client, which typically include processing, underwriting, funding, credit report, tax service, flood certification and appraisal fees, net of any associated third-party costs. Also includes fees received from loans brokered to others.
•Fair value of originated MSRs — After a loan for which we continue to act as the servicer is sold to an investor, a separate MSR asset is created and we record the value of the MSR at fair value in the month of sale. Fair value is estimated based on the present value of future cash flows. We utilize a third-party valuation service to determine this estimated value based on variables such as contractual servicing fees, ancillary fees, estimated prepayment speeds, discount rate and the cost to service.
•Changes in the fair value of MLHS and IRLCs — When a client accepts an interest rate lock, we record the estimated fair value of the loan. We also evaluate several factors to determine the likelihood of the loan closing and discount the value of any IRLCs we consider having a lower probability of closing. The probability of the loan ultimately closing changes as the stage of the loan progresses from application to underwriting submission, loan approval and funding. Loans that close and are held for sale are commonly referred to as MLHS. MLHS are also recorded at fair value. We typically determine the fair value of our MLHS based on investor committed pricing; however, we determine the fair value of any MLHS that is not allocated to a commitment based on current delivery trade prices.
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
Loan servicing and other fees — Loan servicing and other fees consist of:
•Servicing fees from servicing portfolio — This represents the contractual fees that we earn by servicing loans for various investors. Fees are calculated based on a percentage of the outstanding principal balance and are recognized into revenue as related payments are received.
•Late fees and other ancillary servicing revenue and fees — This represents other ancillary fees that we may collect from the client, such as late fees and nonsufficient funds fees. We are required to pay interest to our clients annually based on the average escrow account balances that we hold in trust for the payment of their property taxes and insurance.
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
Other income, net — Other income, net includes non-operating gains and losses, our pro rata share of net earnings from unconsolidated joint ventures and other miscellaneous income.
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
General and administrative — General and administrative expense primarily includes costs associated with professional services, liability insurance, business licenses and taxes, marketing and advertising, loan-related verification fees, office expenses, travel, entertainment and other miscellaneous costs.
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

Occupancy, equipment and communication — Occupancy, equipment and communication includes expenses related to the commercial office spaces we lease, as well as telephone and internet service, online storage and miscellaneous leased equipment used for operations.
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
Key Performance Indicators
Management reviews several key performance indicators and metrics to evaluate our business results, measure our performance, identify trends affecting our business, formulate projections and budgets, and inform our strategic business decisions. We use these key performance indicators to develop operational goals for managing our business.
Our operations consist of two distinct but related reportable segments that we refer to as our origination and servicing segments. Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. They help us compare our performance against the nationwide originations market and our competitors. In addition, one of our business strategies is to seek to recapture mortgage transactions when our borrowers prepay their loans. Our recapture rates measure our ability to retain customers who refinance their loans or pay off early. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and related value of our MSRs, the health of the business as measured by the average MSR delinquency rate and help drive our customer retention efforts. We believe that the net additions to our portfolio are a leading indicator to our growth in servicing income.
We believe that these key performance indicators provide useful information to investors and others by allowing for greater transparency with respect to key metrics used by management in its financial and operational decision-making. These metrics may be used by investors in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects. Our calculation of key performance indicators and metrics may be different than or otherwise not comparable to similarly named metrics used by other companies.

The table below provides detail regarding the composition of our origination volume and other key performance indicators and metrics for the periods presented.

	Year Ended December 31,		Change	% Change
($ and units in thousands)	2024	2023
Origination Data
Loan origination volume by type:
Conventional conforming	$13,694,464	$8,846,844	$4,847,620	54.8%
Government(1)	6,300,462	4,377,036	1,923,426	43.9%
Other(2)	4,035,478	2,039,948	1,995,530	97.8%
Total originations(3)	$24,030,404	$15,263,828	$8,766,576	57.4%
Total originations (units)(4)	70.9	47.2	23.7	50.2%
Total loans sold(5)	$22,746,362	$14,918,366	$7,827,996	52.5%
Service retained(6)	66.8%	81.7%	(14.9)%	(18.2)%
Gain on sale margin (bps)(7)	332	340	(8)	(2.4)%
Weighted average note rate	6.7%	6.8%	(0.1)%	(1.5)%
Excludes reverse and brokered loans:
Purchase origination %	88.1%	93.4%	(5.3)%	(5.7)%
Refinance origination %	11.9%	6.6%	5.3%	80.3%
Total locked volume(8)	$26,826,494	$17,599,054	$9,227,440	52.4%
Pull-through adjusted locked volume(9)	$23,795,100	$15,223,182	$8,571,918	56.3%
Gain on sale margin on pull-through adjusted locked volume (bps)(10)	321	329	(8)	(2.4)%
Purchase recapture rate(11)	27.0%	28.0%	(1.0)%	(3.6)%
Refinance recapture rate(11)	43.7%	25.4%	18.3%	72.0%
Overall recapture rate(11)	34.6%	27.3%	7.3%	26.7%
__________________________
(1)Government includes forward and reverse loans.
(2)Other includes state housing, non-agency and brokered loans.
(3)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(4)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
(5)Represents the UPB of forward loans sold and reverse loans securitized.
(6)Represents loans sold for which we continue to act as the servicer.
(7)Represents loan origination fees and gain on sale of loans, net plus gain on reverse mortgage loans held for investment and HMBS-related borrowings, net divided by total originations, excluding brokered and wholesale loans, to derive basis points.
(8)Total locked volume represents the aggregate dollar value of the potential loans for which we have agreed to extend credit to consumers at specified rates for a specified period of time, subject to certain contingencies that are described in the IRLCs between us and each of those consumers. The total locked volume for a given period is representative of the IRLCs that we have initially entered into during that period.
(9)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 88.7% and 86.5% for the years ended December 31, 2024 and 2023, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
(10)Represents loan origination fees and gain on sales of loans, net divided by pull-through adjusted locked volume.
(11)Purchase recapture rate is calculated as the ratio of (i) UPB of our clients that originated a new mortgage with us for the purchase of a home in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of selling their home in a given period. Refinance recapture rate is calculated as the ratio of (i) UPB of our clients that originated a new mortgage loan for the purpose of refinancing an existing mortgage with us in a given period, to (ii) total UPB of our clients that paid off their existing mortgage as a result of a refinance in the same period. Overall recapture rate for a given period is calculated as the ratio of (i) UPB of our clients from both purchase and refinance transactions in a given period, to (ii) the total UPB of our clients that paid off their existing mortgage and originated a new mortgage in a given period. These calculations exclude clients to whom we did not actively market due to contractual prohibitions or other business reasons.

The table below provides details regarding our servicing segment and key performance indicators and metrics, excluding loans subserviced by third-parties and reverse mortgages, for the periods presented.

	Year Ended December 31,		Change	% Change
($ and units in thousands)	2024	2023
Servicing Data(1)
UPB of servicing portfolio (period end)(2)	$92,998,862	$85,033,899	$7,964,963	9.4%
UPB of servicing portfolio (average)(2)	$89,016,381	$81,963,443	$7,052,938	8.6%
Loans serviced (period end)(3)	370	345	25	7.2%
Loans serviced (average)(3)	358	335	23	6.9%
Weighted average servicing fee	0.32%	0.31%	0.01%	3.2%
Weighted average coupon rate	4.4%	4.1%	0.3%	7.3%
Weighted average prepayment speed(4)	8.2%	8.5%	(0.3)%	(3.5)%
MSR multiple (period end)(5)	4.9	4.5	0.4	8.9%
Loan delinquency rate 60-plus days (period end)	2.0%	1.8%	0.2%	11.1%
__________________________
(1)Excludes subserviced forward and reverse mortgage loans, which had ending UPB of $1.9 billion and $295.7 million as of December 31, 2024 and 2023, respectively.
(2)Includes loans held for sale and pending service release loans, which had ending UPB of $1.6 billion and $892.8 million as of December 31, 2024 and 2023, respectively.
(3)Includes approximately 5 thousand and 3 thousand of loans held for sale and pending service release loans as of December 31, 2024 and 2023, respectively.
(4)Represents the percentage of UPB that is projected to pay off before maturity in each period, calculated as an annual rate. This estimate is calculated by our third-party valuation provider.
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
Non-GAAP Financial Measures
To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented in this Annual Report adjusted net income, adjusted earnings per share, adjusted EBITDA, adjusted return on average equity and tangible net book value per share, each of which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.
We use these non-GAAP financial measures (other than tangible net book value per share) to evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. These non-GAAP financial measures are designed to evaluate operating results exclusive of fair value and other adjustments that are not indicative of our business’s operating performance. Accordingly, we believe that these financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects. In addition, management uses the non-GAAP financial measure of tangible net book value per share to evaluate the adequacy of our stockholders’ equity and assess our capital position to make capital allocation decisions. We believe tangible net book value provides useful information to investors in assessing the strength of our financial position.
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
Adjusted return on average equity. Return on average equity is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted return on average equity, a non-GAAP measure. We define adjusted return on average equity as adjusted net income as a percentage of average beginning and ending stockholders’ equity during the period.
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

Reconciliation of Net Income (Loss) to Adjusted Net Income and Earnings (Loss) Per Share to Adjusted Earnings Per Share
	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023
Net income (loss) attributable to Guild	$97,131	$(39,009)
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	(36,986)	83,972
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	8,904	2,066
Amortization of acquired intangible assets	9,055	7,950
Stock-based compensation	9,704	8,662
Tax impact of adjustments(1)	2,350	(15,603)
Adjusted net income	$90,158	$48,038
Weighted average shares outstanding of Class A and Class B common stock:
Basic	61,402	60,967
Diluted	62,105	60,967
Adjusted diluted(2)	62,105	61,675

Earnings (loss) per share—Basic	$1.58	$(0.64)
Earnings (loss) per share—Diluted	$1.56	$(0.64)
Adjusted earnings per share—Basic	$1.47	$0.79
Adjusted earnings per share—Diluted	$1.45	$0.78
___________________________

(1)Calculated using the estimated effective tax rates of 25.2% and 15.2% for the years ended December 31, 2024 and 2023, respectively.
(2)Adjusted diluted weighted average shares outstanding of Class A and Class B common stock for the year ended December 31, 2023 includes 0.7 million, respectively, potential shares of Class A common stock related to unvested RSUs that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive. There were no adjustments for the year ended December 31, 2024.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Year Ended December 31,
($ in thousands)	2024	2023
Net income (loss)	$96,932	$(39,137)
Add adjustments:
Interest expense on non-funding debt	18,949	11,616
Income tax expense (benefit)	22,125	(6,994)
Depreciation and amortization	15,138	14,580
Change in fair value of MSRs due to model inputs and assumptions	(36,986)	83,972
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	8,904	2,066
Stock-based compensation	9,704	8,662
Adjusted EBITDA	$134,766	$74,765

Reconciliation of Return on Average Equity to Adjusted Return on Average Equity
	Year Ended December 31,
($ in thousands)	2024	2023
Income Statement Data:
Net income (loss) attributable to Guild	$97,131	$(39,009)
Adjusted net income	$90,158	$48,038

Denominator: Average stockholders' equity	$1,218,752	$1,216,390
Return on average equity	8.0%	(3.2)%
Adjusted return on average equity	7.4%	3.9%

Reconciliation of Book Value Per Share to Tangible Net Book Value Per Share
	December 31,
(in thousands, except per share amounts)	2024	2023
Total stockholders' equity	$1,254,010	$1,183,493
Less: non-controlling interests	487	337
Total stockholders' equity attributable to Guild	$1,253,523	$1,183,156
Adjustments:
Goodwill	(198,724)	(186,181)
Intangible assets, net	(27,270)	(25,125)
Tangible common equity	$1,027,529	$971,850

Ending shares of Class A and Class B common stock outstanding	61,926	61,120

Book value per share	$20.24	$19.36
Tangible net book value per share(1)	$16.59	$15.90
___________________________
(1)Tangible net book value per share uses the same denominator as book value per share.

Results of Operations
The following table summarizes our Consolidated Statements of Operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$763,791	$501,303	$262,488	52.4%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	11,043	8,233	2,810	34.1%
Loan servicing and other fees	275,324	246,144	29,180	11.9%
Valuation adjustment of mortgage servicing rights	(38,545)	(139,560)	101,015	72.4%
Interest income	146,449	104,404	42,045	40.3%
Interest expense	(109,843)	(66,364)	(43,479)	(65.5)%
Other income, net	1,492	1,027	465	45.3%
Net revenue	1,049,711	655,187	394,524	60.2%
Expenses
Salaries, incentive compensation and benefits	724,256	529,861	194,395	36.7%
General and administrative	107,104	83,213	23,891	28.7%
Occupancy, equipment and communication	82,539	72,476	10,063	13.9%
Depreciation and amortization	15,138	14,580	558	3.8%
Provision for foreclosure losses	1,617	1,188	429	36.1%
Total expenses	930,654	701,318	229,336	32.7%
Income (loss) before income taxes	119,057	(46,131)	165,188	358.1%
Income tax expense (benefit)	22,125	(6,994)	29,119	416.3%
Net income (loss)	96,932	(39,137)	136,069	347.7%
Net loss attributable to non-controlling interests	(199)	(128)	(71)	(55.5)%
Net income (loss) attributable to Guild	$97,131	$(39,009)	$136,140	349.0%
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The table below provides additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Gain on sale of loans	$478,766	$303,743	$175,023	57.6%
Loan origination fees	84,627	50,350	34,277	68.1%
Fair value of originated MSRs	203,191	145,563	57,628	39.6%
Changes in fair value of MLHS and IRLCs	(15,004)	22,303	(37,307)	(167.3)%
Changes in fair value of forward commitments	27,373	(11,981)	39,354	328.5%
Provision for investor reserves	(15,162)	(8,675)	(6,487)	(74.8)%
Total loan origination fees and gain on sale of loans, net	$763,791	$501,303	$262,488	52.4%

The increase in gain on sale of loans for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by an increase in loan sales as well as the increase in service release sales due to receiving higher execution, partially offset by an overall decrease in gain on sale margins.
Loan origination fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased $34.3 million, or 68.1%. The increase in loan origination fees is primarily driven by our loan origination and brokered volume increase offset by an increase in direct expenses and third-party costs.
The increase in the fair value of originated MSRs for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to an increase in loan sales volume and average fair value offset by the decrease in service retained sales.
The change in fair value of MLHS and IRLC for the year ended December 31, 2024 compared to the year ended December 31, 2023 was interest rate driven leading to unfavorable market pricing offset by an increase in pull-through adjusted locked volume and loans held for sale as of period end.
The change in fair value of forward commitments for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by an increase in the volume of forward commitments consistent with the increase in volume of the interest rate lock commitments and loans held for sale as of period end, as well as favorable market pricing.
The increase in provision for investor reserves for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily due to an increase in loan origination volumes as well as an increase in service released loan sale fee reimbursements.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings, Net
The gain on origination and securitization related to our reverse mortgage portfolio was $11.0 million and $8.2 million for the years ended December 31, 2024 and 2023, respectively.
Loan Servicing and Other Fees
The table below provides additional details regarding our loan servicing and other fees for the periods presented.

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Servicing fee income	$269,629	$242,003	$27,626	11.4%
Late fees	8,478	6,788	1,690	24.9%
Other ancillary servicing revenue and fees	(2,783)	(2,647)	(136)	(5.1)%
Total loan servicing and other fees	$275,324	$246,144	$29,180	11.9%
Loan servicing and other fees increased 11.9% for the year ended December 31, 2024 compared to the year ended December 31, 2023, from $246.1 million to $275.3 million. The increase was mostly due to the increase in the UPB and the number of mortgage loans serviced for others.
Valuation Adjustment of Mortgage Servicing Rights
The table below provides the components of our MSR valuation adjustment for the periods presented.

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(75,531)	$(55,588)	$(19,943)	(35.9)%
Change in fair value of MSRs due to model inputs and assumptions	36,986	(83,972)	120,958	144.0%
Total MSR valuation adjustment	$(38,545)	$(139,560)	$101,015	72.4%
The fair value of MSRs is driven by changes in mortgage interest rates and prepayment speeds, which generally move inversely. Rising rates slow prepayments, increasing MSR value, while falling rates accelerate prepayments, reducing MSR value. Other factors, such as discount rates and servicing cost, also affect fair value. The weighted average estimated prepayment speed of loans in our servicing portfolio decreased to 8.2% at December 31, 2024 compared to 8.5% at December 31, 2023. The 30-year mortgage interest rate increased for the year ended December 31, 2024, resulting in a decrease in estimated prepayment speed and an increase in estimated float earnings on escrow balances, leading to a $37.0 million increase in fair value of MSRs due to model inputs and assumptions during the year ended December 31, 2024. Actual prepayments increased 40.2% from $3.6 billion for the year ended December 31, 2023 to $5.0 billion for the year ended December 31, 2024, leading to a $75.5 million decrease in fair value due to the collection/realization of cash flows. Although prepayments have increased, we also had an increase in our refinance recapture rates by 18.3% during the year ended December 31, 2024 compared to 2023.
Interest Income
The table below provides additional details regarding our interest income for the periods presented.

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest income, funding	$87,777	$55,235	$32,542	58.9%
Interest income earnings credit	53,389	45,932	7,457	16.2%
Other	5,283	3,237	2,046	63.2%
Total interest income	$146,449	$104,404	$42,045	40.3%
Interest income, funding increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to an increase in origination volume offset by a slight decrease in weighted average note rates on originated loans.
Interest income earnings credit increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to higher cash balances and a higher earnings credit rate, which is set by our banking partners on non-interest bearing deposits and applied against other banking fees as an offset.
Interest Expense
The table below provides additional details regarding our interest expense for the periods presented.

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest expense, funding facilities	$80,225	$45,861	$34,364	74.9%
Interest expense, other financing	20,357	12,927	7,430	57.5%
Bank servicing charges	6,598	5,974	624	10.4%
Payoff interest expense	2,663	1,602	1,061	66.2%
Total interest expense	$109,843	$66,364	$43,479	65.5%
Interest expense funding facilities increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the increase in average daily balances held with our warehouse lenders due to the increase in origination volume.
Interest expense, other financing increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in the average balances on our notes payable and other borrowings.

Expenses
Salaries, Incentive Compensation and Benefits
The table below provides additional details regarding our salaries, incentives compensation and benefits expense for the periods presented.

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Salaries	$344,228	$282,986	$61,242	21.6%
Incentive compensation	269,465	166,752	102,713	61.6%
Benefits	110,563	80,123	30,440	38.0%
Total salaries, incentive compensation and benefits expense	$724,256	$529,861	$194,395	36.7%
Salaries expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to increased headcount related to acquisitions and recruiting. Our average number of full-time employees increased by approximately 18.6% for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Incentive compensation expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the increase in origination volume of 57.4%.
Benefits expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to increased headcount and overall compensation increases as well as increases in medical insurance costs.
General and Administrative
The table below provides additional details regarding our general and administrative expense for the periods presented.

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Professional fees	$52,283	$45,211	$7,072	15.6%
Advertising and promotions	21,365	18,133	3,232	17.8%
Office supplies, travel and entertainment	15,901	12,070	3,831	31.7%
Contingent liability and notes receivable fair value adjustment, net	8,904	2,066	6,838	331.0%
Other	8,651	5,733	2,918	50.9%
Total general and administrative expense	$107,104	$83,213	$23,891	28.7%
Professional fees increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to per-loan verification fees increasing as a result of increases in origination volume and third-party pricing increases, as well as an increase in accounting fees and licensing costs.
Advertising and promotions expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase in marketing costs driven by the increase in the number of our sales professionals and origination volumes. In addition, the cost of our annual sales meeting and sales incentive trip increased due to the number of sales professionals.
Office supplies, travel and entertainment expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to an increase in travel and meetings expense related to acquisition-related trainings. Additionally, postage costs increased as a result of postage rate increases, as well as increases in origination units and the number of loans serviced.
The increase to the contingent liability fair value adjustment, net during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to acquisitions and revisions made to the estimated fair value of earn-out obligations based on revised forecasted amounts.

Occupancy, Equipment and Communication
The table below provides additional details regarding our occupancy, equipment and communication expense for the periods presented.

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Occupancy	$46,325	$41,230	$5,095	12.4%
Equipment	9,148	8,254	894	10.8%
Communication	27,066	22,992	4,074	17.7%
Total occupancy, equipment and communication expense	$82,539	$72,476	$10,063	13.9%
Occupancy costs generally consist of fixed costs and remain consistent except any increases associated with new acquisitions, expansion into new territories and entry into new building leases or any decreases associated with downsizing office space.
Total occupancy, equipment and communication expense increased from $72.5 million for the year ended December 31, 2023 to $82.5 million for the year ended December 31, 2024 due to an increase in occupancy expense as we acquired new operating leases in connection with recent acquisitions and an increase in software costs and document storage to support our origination segment.
Depreciation and Amortization
Depreciation and amortization expense is expected to remain consistent as most furniture, equipment and leasehold improvements are depreciated on a straight-line basis and intangible assets are amortized on a straight-line basis. Depreciation and amortization expense increased slightly from $14.6 million during the year ended December 31, 2023 to $15.1 million for the year ended December 31, 2024 due to amortization of intangible assets associated with recent acquisitions and internally-developed software, partially offset by lower depreciation expense on fixed assets.
Provision for Foreclosure Losses
Our provision for foreclosure losses increased from a provision of $1.2 million for the year ended December 31, 2023 to a provision of $1.6 million for the year ended December 31, 2024 due to an increased number of loans in foreclosure partially offset by a decrease in the average loss rate experienced on loans in foreclosure.
Our 60-plus days delinquency rate was 2.0% and 1.8% at December 31, 2024 and 2023, respectively. The delinquency rate increased during the year ended December 31, 2024 compared to the prior year primarily driven by continued foreclosure moratoriums. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Income Taxes
Income tax increased from a benefit of $7.0 million for the year ended December 31, 2023 to an expense of $22.1 million for the year ended December 31, 2024 due to an increase in net income as compared to the net loss for the year ended December 31, 2023. The effective tax rates for the year ended December 31, 2024 and 2023 were 18.6% and 15.2%, respectively. The increase in the effective tax rate for the year ended December 31, 2024 was primarily driven by state income tax refunds and reduction in the state tax rate driven by the impact of recent acquisitions on state apportionment.
Segment Results
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

Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for the years ended December 31, 2024 and 2023. These results do not include unallocated corporate costs. See “Note 22—Segments” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional information about our segments.
Origination
The table below provides additional details regarding our origination segment results for the periods presented.

	Year Ended December 31,
($ and units in thousands)	2024	2023	Change	% Change
Total originations(1)	$24,030,404	$15,263,828	$8,766,576	57.4%
Total originations (units)(2)	70.9	47.2	23.7	50.2%

Loan origination fees and gain on sale, net	$762,939	$501,789	$261,150	52.0%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	11,043	8,233	2,810	34.1%
Interest income, net	4,189	5,544	(1,355)	(24.4)%
Other income, net	2,321	805	1,516	188.3%
Net revenue	780,492	516,371	264,121	51.1%
Salaries, incentive compensation and benefits	639,151	456,059	183,092	40.1%
General and administrative	76,977	57,683	19,294	33.4%
Occupancy, equipment and communication	70,929	62,799	8,130	12.9%
Depreciation and amortization	13,420	13,485	(65)	(0.5)%
Total expenses	800,477	590,026	210,451	35.7%
Net loss allocated to origination	$(19,985)	$(73,655)	$53,670	72.9%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net loss allocated to our origination segment improved significantly by $53.7 million, or 72.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in net revenue of $264.1 million, or 51.1%, which was partially offset by our 35.7% increase in volume related expenses, showing our ability to scale as we grow originations.
Total originations increased $8.8 billion, or 57.4%, and total origination units increased by 50.2% for the year ended December 31, 2024 compared to the year ended December 31, 2023 driven by expansion from recent acquisitions and organic recruiting.
Our gain on sale margins decreased to 332 basis points for the year ended December 31, 2024 from 340 basis points for the year ended December 31, 2023 due to interest rate and market volatility. However, loan origination fees and gain on sale, net, increased due to higher volume.
Our purchase volume percentage decreased from 93.4% to 88.1% of total originations for the year ended December 31, 2024 compared to the year ended December 31, 2023 driven by increased refinance activity caused by a drop in interest rates during the second half of 2024.
The percentage of service retained originations decreased to 66.8% for the year ended December 31, 2024 compared to 81.7% for the year ended December 31, 2023 due to receiving higher execution on service released sales.

Servicing
The table below provides additional details regarding our servicing segment results for the periods presented.

	Year Ended December 31,
($ and units in thousands)	2024	2023	Change	% Change
Average UPB of servicing portfolio(1)	$89,016,381	$81,963,443	$7,052,938	8.6%
Average loans serviced(2)	358	335	23	6.9%

Loan servicing and other fees	$275,324	$246,144	$29,180	11.9%
Loan origination fees and gain on sale, net	852	(486)	1,338	275.3%
Other income, net	186	199	(13)	(6.5)%
Total revenue	276,362	245,857	30,505	12.4%
Valuation adjustment of MSRs	(38,545)	(139,560)	101,015	72.4%
Interest income, net	49,319	43,024	6,295	14.6%
Net revenue	287,136	149,321	137,815	92.3%
Salaries, incentive compensation and benefits	35,705	31,298	4,407	14.1%
General and administrative	14,075	11,191	2,884	25.8%
Occupancy, equipment and communication	3,825	4,785	(960)	(20.1)%
Depreciation and amortization	680	496	184	37.1%
Provision for foreclosure losses	1,617	1,188	429	36.1%
Total expenses	55,902	48,958	6,944	14.2%
Net income allocated to servicing	$231,234	$100,363	$130,871	130.4%
___________________________
(1)Excludes subserviced and reverse mortgage loans, which had UPB of $1.9 billion and $295.7 million as of December 31, 2024 and 2023, respectively, and includes loans held for sale and pending service release loans of $1.6 billion and $892.8 million, respectively.
(2)Includes loans held for sale and pending service release loans, which had period end number of loans serviced of approximately 5 thousand and 3 thousand as of December 31, 2024 and 2023, respectively.
Net income allocated to servicing increased significantly by $130.9 million, or 130.4%, for the year ended December 31, 2024 compared to December 31, 2023 primarily due to a $101.0 million increase in the valuation adjustment of MSRs during the period and continued growth in the portfolio.
Total revenue for the year ended December 31, 2024 increased 12.4% compared to the year ended December 31, 2023, in line with the increase in UPB and the number of mortgage loans serviced for others.
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
◦advances of interest/taxes or other payments on loans serviced;
•repayments on warehouse lines of credit;
•repayments on our notes payable;
•acquisitions of other mortgage businesses;
•share repurchases; and
•payment of dividends.
We are also subject to contingencies that may have a significant effect on the use of our cash, such as earn-outs on our prior acquisitions. We believe that our cash flows from operations and other available sources of liquidity will be sufficient to fund our operations and meet our material cash requirements for the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our loan funding facilities.
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
As of December 31, 2024, we had eleven different loan funding facilities in different amounts and with various maturities, including an early buyout facility. The early buyout facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. As of December 31, 2024, the total facility size under our loan facilities was approximately $2.7 billion, with combined outstanding balances of approximately $1.4 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary. We intend to renew our warehouse lines of credit maturing in the next twelve months.
As of December 31, 2024, we had three different notes payable, collateralized by MSRs, in different amounts with different maturities. As of December 31, 2024, the aggregate facility size of our notes payable facilities totaled $750.0 million, with combined outstanding balances of $300.0 million. Subject to certain commitment amounts and borrowing base limitations, we had $235.0 million of borrowing capacity available under our notes payable. The borrowing capacity under our notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we self-fund with cash. We may from time to time post surplus cash as additional collateral to buy down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of December 31, 2024, we had posted $8.3 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
Our loan funding facilities and notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and (iv) satisfying certain adjusted pre-tax net income requirements. We may need to seek waivers or amendments of covenants depending on future operating performance. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of December 31, 2024 and 2023.
Our debt obligations are summarized below by facility as of December 31, 2024:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$84,257	$165,000		1/15/2025
	164,382	250,000		8/26/2025
	287,631	400,000		8/11/2025
	99,084	200,000		5/31/2025
	89,597	200,000		9/2/2025
	245,821	350,000		9/11/2025
	201,778	300,000	(1)	N/A
	83,410	200,000		10/1/2025
	22,216	75,000	(2)	N/A
	138,201	350,000		11/19/2025
	1,076	200,000		11/22/2025
Total warehouse lines of credit	1,417,453	2,690,000
Notes payable	149,000	400,000	(3)	9/13/2028
	71,000	200,000	(4)	8/5/2027
	80,000	150,000		9/7/2027
Total notes payable	300,000	750,000
___________________________
(1)This facility's maturity date is 30 days from written notice from either the financial institution or the Company.
(2)Each buyout transaction carries a maximum term of five years from the date of repurchase.
(3)Facility provides for committed amount of $250.0 million, which can be increased up to $400.0 million.
(4)Facility provides for committed amount of $135.0 million, which can be increased up to $200.0 million.
The above listed warehouse line of credit that matured on January 15, 2025 was renewed subsequent to December 31, 2024 and increased to $250.0 million. The warehouse lines of credit and notes payable have variable rates. The weighted average interest rate for warehouse lines of credit was 6.7% and 7.0% at December 31, 2024 and 2023, respectively. The weighted average interest rate for the notes payable was 8.3% at December 31, 2024 and 2023.
See “Note 13—Warehouse Lines of Credit, Net” and “Note 14—Notes Payable” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 in this Annual Report for information on debt obligations.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain minimum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of December 31, 2024 and 2023.
Cash Flows
Our cash flows are summarized below:

	Year Ended December 31,
($ in thousands)	2024	2023
Net cash used in operating activities	$(659,622)	$(91,719)
Net cash used in investing activities	(152,393)	(136,603)
Net cash provided by financing activities	809,690	208,949
Decrease in cash, cash equivalents and restricted cash	$(2,325)	$(19,373)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Year Ended December 31,
($ in thousands)	2024	2023
Loans held for sale	$(622,220)	$(55,452)
Other operating uses	(37,402)	(36,267)
Net cash used in operating activities	$(659,622)	$(91,719)
For the year ended December 31, 2024 our loan sales were less than our loan originations by $1.3 billion with loan sales at $22.7 billion and loan originations at $24.0 billion. For the year ended December 31, 2023 our loan sales were less than our originations by $345.5 million with loan sales at $14.9 billion and loan originations at $15.3 billion. When loan sales are higher than loan originations we typically experience a net cash inflow and when loan originations are higher than loan sales we typically experience a net cash outflow. Therefore, in the year ended December 31, 2024 we experienced a greater net cash outflow from our loans held for sale compared to the year ended December 31, 2023.
Investing activities
Our investing activities primarily consist of originations and payment activity on loans held for investment, strategic acquisitions and purchases of property and equipment. Cash used in investing activities increased for the year ended December 31, 2024 compared to the prior period, primarily due to the origination of $143.5 million in reverse mortgage loans and advances held for investment, offset by payments received of $41.4 million in the year ended December 31, 2024 compared to originations of $109.6 million offset by payments received of $5.1 million in the year ended December 31, 2023. We also used $17.7 million to fund acquisitions in the year ended December 31, 2024 compared to $8.0 million in the prior period. In the year ended December 31, 2024, we purchased $17.8 million of MSRs and in the year ended December 31, 2023 we issued a note receivable for $11.3 million in connection with the acquisition of CCM.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Year Ended December 31,
($ in thousands)	2024	2023
Warehouse lines of credit	$581,118	$121,534
Notes payable	151,234	22,516
Other financing sources	77,338	64,899
Net cash provided by financing activities	$809,690	$208,949
Borrowings under warehouse lines of credit move directionally with our MLHS. When our loan originations are higher than our loan sales, borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, our repayments on those lines would typically be higher than our borrowings. During the year ended December 31, 2024 our loan originations exceeded our loan sales by $1.3 billion, causing a greater net cash inflow by warehouse lines of credit compared to the year ended December 31, 2023 when our loan originations exceeded loan sales by $345.5 million.
The increase in cash provided by other financing activities was primarily driven by net borrowings of $151.2 million during the year ended December 31, 2024 compared to net borrowings of $22.5 million during the year ended December 31, 2023 on our notes payable. In addition, we borrowed $142.9 million in connection with our reverse mortgage securitizations in the year ended December 31, 2024, which was offset by payments of $41.8 million on our HMBS-related obligations compared to $106.7 million of borrowings offset by payments of $5.1 million for the year ended December 31, 2023. Cash inflows from borrowings were offset by $30.7 million and $30.5 million of dividend payments during the year ended December 31, 2024 and 2023, respectively.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. During the year ended December 31, 2024, we repurchased and subsequently retired 83,355 shares of our Class A common stock at an average purchase price of $14.11 per share, excluding commissions. As of December 31, 2024, $10.0 million remains available for repurchase.
Interest Rate Lock Commitments
We enter into IRLCs with borrowers who have applied for residential forward mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans, adjusted for pull-through, were approximately $1.0 billion and $710.9 million as of December 31, 2024 and 2023, respectively. See “Note 20—Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.
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
Our critical accounting estimates primarily relate to the fair value estimates of our MSRs, reverse mortgage loans held for investment and HMBS-related borrowings, IRLCs and goodwill. See “Note 1—Business, Basis of Presentation, and Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 in this Annual Report for information on our critical accounting policies related to these critical accounting estimates.
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
The following is a discussion of our critical accounting estimates:
Mortgage Servicing Rights
As of December 31, 2024 and 2023, we reported $1.3 billion and $1.2 billion, respectively, of fair value of MSRs. We recognized a $37.0 million fair value gain and $84.0 million fair value loss due to changes in valuation model inputs or assumptions in the years ended December 31, 2024 and 2023, respectively.
MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs to determine their fair value and the lack of an active market for such assets. To determine the fair value of the servicing right when created, we use a valuation model that calculates the present value of the future cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds and default rates. A third party conducts a monthly valuation of our MSRs, and we record any changes to the fair value of our MSRs that result from changes in valuation model inputs or assumptions and collections of servicing cash flows in accordance with such third-party analysis and GAAP. Changes in economic and other relevant conditions could cause the assumptions used in valuing our MSRs, such as those with respect to prepayment speeds, to be incorrect and such changes could result in fluctuations in the recorded value of our MSRs. We provide more detailed information on our MSRs in “Note 7—Mortgage Servicing Rights” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.
The following tables illustrate the impact of adverse and favorable changes on the prepayment speeds, discount rate and cost to service at two different data points at December 31, 2024:

Prepayment Speeds		Discount Rate		Cost to Service (per loan)
10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
$(39,491)	$(78,483)	$(53,056)	$(104,403)	$(11,217)	$(24,079)

Prepayment Speeds		Discount Rate		Cost to Service (per loan)
10% Favorable Change	20% Favorable Change	10% Favorable Change	20% Favorable Change	10% Favorable Change	20% Favorable Change
$44,705	$89,959	$59,081	$118,513	$14,233	$26,802
Reverse Mortgage Loans Held for Investment and HMBS-Related Borrowings
At December 31, 2024 and 2023, we held $451.7 million and $315.9 million of reverse mortgage loans held for investment and $426.0 million and $302.2 million of HMBS-related borrowings, respectively.
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
The Company has elected to measure the HECM loans held for investment and HMBS-related borrowings at fair value on a recurring basis and are classified as Level Three of the valuation hierarchy. Fair value of reverse mortgage loans is estimated using a present value methodology that discounts estimated projected cash flows over the life of the loan using unobservable inputs which include conditional prepayment rates and discount rates. The conditional prepayment rate assumption is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption used is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates. HMBS-related borrowings are not actively traded; therefore, quoted market prices are not available. The Company determines fair value using a discounted cash flow model, by discounting the projected payment of principal and interest over the estimated life of the borrowing at a market rate, due to significant unobservable inputs, including conditional prepayment rates and discount rates. The discount rate assumption used is primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value for both reverse mortgage loans and HMBS-related borrowings.
Below are the significant unobservable inputs used to determine the fair value of reverse mortgage loans held for investment and HMBS-related borrowings:

	December 31, 2024	December 31, 2023

Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 9.2 (6.8)	0.1 - 8.9 (7.2)
Discount rate	12.0% - 12.0% (12.0%)	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.5% - 10.9% (7.9%)	6.9% - 11.3% (8.1%)
Goodwill
Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of the reporting unit below its carrying value. Our Origination reporting unit is subject to goodwill impairment testing. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. A qualitative assessment can include factors such as financial performance, current and projected industry and market conditions, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. A quantitative assessment for impairment requires management to use significant judgment and estimates, including, but not limited to, estimates of future cash flows, revenue growth rates, operating margins, and a discount rate. Such estimates are based upon assumptions which are inherently uncertain and unpredictable.
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
As of the annual impairment testing date in both 2024 and 2023, we completed a qualitative analysis for the Origination reporting unit and determined that there were no factors that would indicate the need to perform the quantitative goodwill test.
We did not recognize any goodwill impairment during the years ended December 31, 2024 and 2023.
Interest Rate Lock Commitments
At December 31, 2024 and 2023, we held $8.0 million and $14.9 million, respectively, of IRLC assets at fair value.
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
We update our estimate of the probability that a loan will be funded as well as market interest rates as the loan moves through the funding or purchase process and as market interest rates change, which may result in significant changes in our estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our loan origination fees and gain on sale of loans, net. Increasing interest rates generally have a positive effect on the pull-through rate and the fair value and conversely, declining interest rates generally have a negative effect on the pull-through rate and the fair value.
We believe that the most significant Level Three input to the measurement of IRLCs is the pull-through rate. The following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2024:

	Change in input(1)
($ in thousands)	(10)%	(5)%	5%	10%
Effect on fair value of IRLC of a change in pull-through rate	$(903)	$(451)	$415	$723
___________________________
(1)The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rate.
Recent Accounting Standards
See “Note 1—Business, Basis of Presentation, and Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 in this Annual Report for details of recently issued accounting pronouncements and their expected impact on the Company's consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Guild Holdings Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Guild Holdings Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair Value of Mortgage Servicing Rights

As discussed in Notes 1, 2 and 7 to the consolidated financial statements, the fair value of the Company’s Mortgage Servicing Rights (MSRs) as of December 31, 2024 is $1.3 billion. The Company recognizes MSRs when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option with the changes in fair value being recorded in current period income. To determine the fair value of the MSR when created, the Company uses a third-party valuation firm and its valuation model that calculates the present value of future cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, float value, the inflation rate, estimated prepayment speeds, and default rates. These estimated cash flows are present valued using a discount rate which is reflective of the servicer’s required return on capital in addition to a premium for market liquidity, funding cost, and operational risk.

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
March 7, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Guild Holdings Company:

Opinion on Internal Control Over Financial Reporting

We have audited Guild Holdings Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 7, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
March 7, 2025

GUILD HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$118,203	$120,260
Restricted cash	6,853	7,121
Mortgage loans held for sale, at fair value	1,523,447	901,227
Reverse mortgage loans held for investment, at fair value	451,704	315,912
Ginnie Mae loans subject to repurchase right	807,283	699,622
Mortgage servicing rights, at fair value	1,343,829	1,161,357
Advances, net	85,523	64,748
Property and equipment, net	19,032	13,913
Right-of-use assets	67,139	65,273
Goodwill and intangible assets, net	225,994	211,306
Other assets	119,296	115,981
Total assets	$4,768,303	$3,676,720
Liabilities and stockholders’ equity
Warehouse lines of credit, net	$1,414,563	$833,781
Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related borrowings	425,979	302,183
Ginnie Mae loans subject to repurchase right	817,271	700,120
Notes payable	300,000	148,766
Accounts payable and accrued expenses	92,401	63,432
Operating lease liabilities	76,980	75,832
Deferred tax liabilities	251,440	225,021
Other liabilities	135,659	144,092
Total liabilities	3,514,293	2,493,227
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 21,592,992 and 20,786,814 shares issued and outstanding at December 31, 2024 and 2023, respectively	216	208
Class B convertible common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at December 31, 2024 and 2023	403	403
Additional paid-in capital	51,996	47,158
Retained earnings	1,200,908	1,135,387
Non-controlling interests	487	337
Total stockholders’ equity	1,254,010	1,183,493
Total liabilities and stockholders’ equity	$4,768,303	$3,676,720

See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue
Loan origination fees and gain on sale of loans, net	$763,791	$501,303
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	11,043	8,233
Loan servicing and other fees	275,324	246,144
Valuation adjustment of mortgage servicing rights	(38,545)	(139,560)
Interest income	146,449	104,404
Interest expense	(109,843)	(66,364)
Other income, net	1,492	1,027
Net revenue	1,049,711	655,187
Expenses
Salaries, incentive compensation and benefits	724,256	529,861
General and administrative	107,104	83,213
Occupancy, equipment and communication	82,539	72,476
Depreciation and amortization	15,138	14,580
Provision for foreclosure losses	1,617	1,188
Total expenses	930,654	701,318
Income (loss) before income taxes	119,057	(46,131)
Income tax expense (benefit)	22,125	(6,994)
Net income (loss)	96,932	(39,137)
Net loss attributable to non-controlling interests	(199)	(128)
Net income (loss) attributable to Guild	$97,131	$(39,009)

Earnings (loss) per share attributable to Class A and Class B common stock:
Basic	$1.58	$(0.64)
Diluted	$1.56	$(0.64)
Weighted average shares outstanding of Class A and Class B common stock:
Basic	61,402	60,967
Diluted	62,105	60,967

See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2022	20,583,130	$206	40,333,019	$403	$42,727	$1,205,885	$66	$1,249,287
Net loss	—	—	—	—	—	(39,009)	(128)	(39,137)
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(30,479)	—	(30,479)
Repurchase and retirement of Class A common stock	(286,398)	(4)	—	—	(3,270)	—	—	(3,274)
Stock-based compensation	—	—	—	—	8,662	—	—	8,662
Dividend equivalents on unvested restricted stock units issued	—	—	—	—	1,073	(1,073)	—	—
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(76)	76	—	—
Vesting of restricted stock units	659,936	7	—	—	(7)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(169,854)	(1)	—	—	(1,951)	—	—	(1,952)
Acquisition of non-controlling interests	—	—	—	—	—	—	424	424
Deconsolidation of a joint venture	—	—	—	—	—	(13)	(25)	(38)
Balance at December 31, 2023	20,786,814	$208	40,333,019	$403	$47,158	$1,135,387	$337	$1,183,493
Net income (loss)	—	—	—	—	—	97,131	(199)	96,932
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(30,702)	—	(30,702)
Repurchase and retirement of Class A common stock	(83,355)	—	—	—	(1,177)	—	—	(1,177)
Stock-based compensation	—	—	—	—	9,704	—	—	9,704
Dividend equivalents on unvested restricted stock units issued	—	—	—	—	943	(943)	—	—
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(35)	35	—	—
Vesting of restricted stock units	1,203,250	12	—	—	(12)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(313,717)	(4)	—	—	(4,585)	—	—	(4,589)
Acquisition of non-controlling interests	—	—	—	—	—	—	371	371
Purchase of membership interests	—	—	—	—	—	—	(22)	(22)
Balance at December 31, 2024	21,592,992	$216	40,333,019	$403	$51,996	$1,200,908	$487	$1,254,010

See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$96,932	$(39,137)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,138	14,580
Valuation adjustment of mortgage servicing rights	38,545	139,560
Valuation adjustment of mortgage loans held for sale	14,498	(29,855)
Valuation adjustment of reverse mortgage loans held for investment and HMBS-related borrowings	(11,043)	(8,233)
Unrealized gain on derivatives	(20,435)	(1,404)
Amortization of right-of-use assets	22,640	21,427
Provision for investor reserves	15,162	8,675
Provision for foreclosure losses	1,617	1,188
Valuation adjustment of contingent liabilities due to acquisitions, net	9,490	2,479
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(566,347)	(336,245)
Deferred income taxes	26,419	(7,943)
Stock-based compensation	9,704	8,662
Origination of mortgage servicing rights	(203,191)	(161,378)
Origination and purchase of mortgage loans held for sale	(22,140,156)	(14,193,944)
Proceeds on sale of and payments from mortgage loans held for sale	22,069,785	14,504,592
Other	6,261	2,794
Changes in operating assets and liabilities:
Advances and other assets	(18,788)	17,190
Accounts payable and accrued expenses	29,110	(3,129)
Operating lease liabilities	(23,669)	(22,186)
Other liabilities	(31,294)	(9,412)
Net cash used in operating activities	(659,622)	(91,719)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(17,710)	(8,030)
Acquisition of reverse mortgage loans held for investment, net	—	(2,000)
Origination and purchase of reverse mortgage loans held for investment	(143,490)	(109,589)
Principal payments received on reverse mortgage loans held for investment	41,417	5,089
Issuance of notes receivable	—	(16,250)
Repayments on notes receivable	—	5,000
Purchases of property and equipment, net	(9,369)	(5,512)
Other	(23,241)	(5,311)
Net cash used in investing activities	(152,393)	(136,603)

See accompanying notes to consolidated financial statements

GUILD HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from financing activities
Borrowings on warehouse lines of credit	23,716,919	14,496,450
Repayments on warehouse lines of credit	(23,135,801)	(14,374,916)
Proceeds from issuance of reverse mortgage loans and tails accounted for as HMBS-related obligations	142,917	106,691
Repayments on HMBS-related obligations	(41,797)	(5,138)
Borrowings on notes payable	182,434	148,766
Repayments on notes payable	(31,200)	(126,250)
Contingent liability payments	(244)	(388)
Net change in related party notes payable	—	(530)
Dividends paid	(30,702)	(30,479)
Repurchases of Class A common stock	(1,177)	(3,274)
Taxes paid related to net share settlement of equity awards	(4,589)	(1,952)
Other	12,930	(31)
Net cash provided by financing activities	809,690	208,949
Decrease in cash, cash equivalents and restricted cash	(2,325)	(19,373)
Cash, cash equivalents and restricted cash, beginning of year	127,381	146,754
Cash, cash equivalents and restricted cash, end of year	$125,056	$127,381

Supplemental information
Cash paid for interest, net	$45,271	$15,356
Income tax refunds, net of cash paid	$(5,353)	$(22,069)
Supplemental disclosure of non-cash investing activities:
Reverse mortgage loans held for investment acquired at fair value	$—	$189,770
HMBS-related borrowings assumed at fair value	—	(187,221)
Purchase price holdback	—	(549)
Net cash paid to acquire loans held for investment	$—	$2,000
Measurement period adjustment to goodwill	$—	$758

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$118,203	$120,260
Restricted cash	6,853	7,121
Total cash, cash equivalents and restricted cash	$125,056	$127,381

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
The Company originates, sells, and services residential mortgage loans. The Company operates approximately 440 branches with licenses in 49 states and the District of Columbia. The Company’s residential mortgage originations are generated in 49 states from two channels of business: retail and other. For the year ended December 31, 2024 the channel production was as follows: retail 95.6% and other 4.4%. For the year ended December 31, 2023, the channel production was as follows: retail 94.3% and other 5.7%.
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
Properties securing the mortgage loans in the Company’s servicing portfolio are geographically dispersed throughout the United States; however, at December 31, 2024, approximately 11.7% of such properties were located in California, 9.9% were located in Texas, and 9.7% were located in Washington. At December 31, 2023, approximately 12.4% of such properties were located in California, 10.1% were located in Texas, and 9.9% were located in Washington. Loan production in Washington, Texas, and California represented 8.9%, 8.1%, and 7.4%, respectively, of the Company’s total loan production in 2024. For the year ended December 31, 2023, Texas, California and Washington represented 9.7%, 8.9%, and 8.7%, respectively, of the Company’s total loan production.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the periods presented.
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
Reclassifications
Certain reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation.
Principles of Consolidation
The Company's consolidated financial statements include the accounts of the Company, GMC, and their consolidated subsidiaries, variable interest entities (“VIE”) of which the Company is the primary beneficiary, and joint ventures in which the Company has a majority voting interest and control. All significant intercompany accounts and transactions have been eliminated in consolidation. During the years ended December 31, 2024 and 2023, the board of managers of GMC declared and paid distributions of $35.7 million and $30.5 million to its parent Guild Holdings Company which was eliminated in consolidation.

The Company evaluates its relationships and investments to determine if it is the primary beneficiary of a VIE. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Company's investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the Company's business activities and the business activities of the other investors. See “Note 12—Variable Interest Entities” for additional information.
The carrying amount of the consolidated joint ventures' assets and liabilities were immaterial as of December 31, 2024 and 2023.
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
The investments in unconsolidated joint ventures were immaterial as of December 31, 2024 and 2023.
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
Mortgage Loans Held for Sale
The Company measures newly originated residential mortgage loans held for sale (“MLHS”) at fair value in accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments. Included in MLHS are loans originated as held for sale that are expected to be sold into the secondary market and loans that have been previously sold and repurchased from investors that management intends to resell into the secondary market, which are recorded at fair value.
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

Reverse Mortgage Loans Held for Investment and HMBS-Related Borrowings, Net
In April 2023, the Company acquired certain assets of Cherry Creek Mortgage, LLC ("CCM") (see “Note 3—Acquisitions), which expanded its range of services by offering reverse mortgages to its customers. Reverse mortgage loans are residential mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Reverse mortgage loans can have either fixed interest rates or adjustable interest rates. In the case of most fixed-rate reverse mortgage loans, the borrower must draw the loan proceeds up front in one lump sum, while many adjustable-rate mortgage loans provide the borrower with a line of credit that can be drawn over time.
The Company has elected to measure these loans at fair value, on a recurring basis, with changes in fair value recorded in gain on reverse mortgage loans held for investment and HMBS-related borrowings, net in the Consolidated Statements of Operations.
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
Ginnie Mae Loans Subject to Repurchase Right
In accordance with ASC 860-50, certain loans, as defined by the servicer guidelines, serviced by the Company on behalf of GNMA are recognized as an asset, and carried at the unpaid principal balance (“UPB”) of the loans, which approximates fair value. The Company has a right to repurchase any loans serviced on behalf of GNMA that are three or more consecutive payments delinquent (“GNMA Loan Inventory”). The Company recognizes a corresponding liability (“GNMA Loan Payable”) which is recorded at the unpaid principal balance, for loans in which the Company has not exercised the right to repurchase the loans. If the loan goes through foreclosure and is an FHA loan, HUD acts as the insurer for GNMA and reimburses the servicer for the UPB plus allowable interest and foreclosure fees. The Company reserves for unreimbursed interest and fees as part of the general foreclosure reserve. If the loan goes through foreclosure and is a VA loan, the VA acts as the insurer and reimburses the Company based on the net value of the underlying property. At the amount determined by the VA, the Company accounts for any loss on VA loans in its foreclosure loss reserve to a certain threshold with any excess charged to its investor reserves. If a foreclosure sale has been held on an FHA loan, the deed is transferred to the Company and the loan becomes a GNMA REO. These are foreclosed real estate properties securing GNMA loans. Both principal and interest for government insured/guaranteed loans secured by the foreclosed real estate properties are collectible because the loans are insured by the FHA or guaranteed by the VA. The GNMA Loan Inventory and related GNMA REO is equal, and offsetting, to the GNMA Loan Payable.

Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) are recognized as assets in the Consolidated Balance Sheets when loans are sold, and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value method, with changes in fair value recorded in valuation adjustment of mortgage servicing rights in the Consolidated Statements of Operations. To determine the fair value of the servicing right when created, the Company uses a valuation model that calculates the present value of future cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds, and default rates.
Advances, Net
The Company advances funds on behalf of borrowers and investors in accordance with the terms of its servicing agreements. These advances include amounts for delinquent principal and interest payments, property taxes, insurance premiums, and other out-of-pocket costs necessary to preserve and protect the value of the underlying loan collateral. Advances are generally recoverable from borrowers for performing loans, or from loan proceeds, investors, guarantors, or insurers for non-performing loans. Advances are recorded at cost, net of a foreclosure loss reserve. The Company has exposure for losses associated with government loans in foreclosure related to nonrefundable interest and foreclosure servicing costs. The Company maintains a reserve for government loans currently in foreclosure based on historical loss experience. The Company also accrues for any additional known losses above the current loss per loan; for example, losses due to servicer delays. Advances are periodically assessed for collectability and are written off when deemed unrecoverable. Operational losses resulting from non-recoverable advances, such as those caused by servicing errors, are recognized as incurred. Advances are considered financial assets and are evaluated for recoverability on an ongoing basis.
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
If an arrangement is determined to be a lease, the Company recognizes a right-of-use (“ROU”) asset and a corresponding operating lease liability in its Consolidated Balance Sheets based on the present value of lease payments over the expected lease term, except leases with initial terms of twelve months or less. Lease payments may include fixed rent escalation clauses or payments that depend on an index or a rate (such as the consumer price index) measured using the index or applicable rate at lease commencement. Subsequent changes in the index or rate and any other variable payments, such as market-rate base rent adjustments, are recognized as variable lease expense in the period incurred. To determine the present value of lease payments, the Company uses its incremental borrowing rate, as the leases generally do not have a readily determinable implicit discount rate. The Company applies judgement in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral and the economic environment in determining the lease-specific incremental borrowing rate. The ROU assets are also adjusted for any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives.
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
The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and within a specified period of time, with customers who have applied for a loan and meet certain credit and underwriting criteria. IRLCs on mortgage loans in process that have not closed, but are intended to be sold, are considered to be derivatives and changes in fair value are recorded in the Consolidated Statements of Operations within loan origination fees and gain on sale of loans, net. Fair value is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing that mortgage loan, net of estimated incentive compensation, and adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (pull-through rate).
IRLCs and uncommitted MLHS expose the Company to the risk that the value of the mortgage loans held and mortgage loans underlying the commitments may decline due to increases in mortgage interest rates during the life of the commitments. To protect against this risk the Company enters into derivative instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Management expects the changes in the fair value of these derivatives to have a negative correlation to the changes in fair value of the derivative loan commitments and MLHS, thereby reducing earnings volatility. The changes in fair value are recorded in the Consolidated Statements of Operations within loan origination fees and gain on sale of loans, net. The Company considers various factors and strategies in determining the portion of the mortgage pipeline and loans held for sale it wants to economically hedge. Cash flows related to derivative instruments are reported within cash flows from operating activities in the Consolidated Statements of Cash Flows.
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
Goodwill and Intangible Assets, Net
Goodwill represents the excess of the purchase price or consideration transferred in a business combination over the estimated fair value of the identifiable net assets acquired. Goodwill and intangible assets that have an indefinite useful life are not amortized but are tested for potential impairment at least annually. The Company performs its annual goodwill impairment analysis as of October 1 or more frequently if events and circumstances indicate that the carrying value may not be recoverable.
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
See “Note 11—Goodwill and Intangible Assets, Net” for additional information.
Contingent Liabilities due to Acquisitions
The Company may be required to pay future consideration to the former shareholders of acquired companies, depending upon the terms of the applicable purchase agreement, which is contingent upon the achievement of certain financial and operating targets. The Company determines the fair value for its contingent consideration obligations using an income approach whereby the Company forecasts the cash outflows related to the future payments, which are based on a percentage of net income specified in the purchase agreements. The Company then discounts these expected payment amounts to calculate the present value, or fair value, as of the valuation date. The Company’s management evaluates the underlying projections used in determining fair value each period and makes updates to these underlying projections when there have been significant changes in management’s expectations of the future business performance.
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

At December 31, 2024 and 2023, the Company had $9.9 million and $2.0 million of REOs, respectively.
Company Owned Life Insurance
The Company has purchased life insurance policies on certain highly compensated executives and employees. The Company owned life insurance (“COLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Company has taken loans against these policies which are included as contra-assets within other assets on the Consolidated Balance Sheets. The loans bear interest and are collateralized by the respective cash surrender values of the policies. Cash paid for premiums on COLI assets are classified as operating activities, cash settlement proceeds are classified as investing activities and COLI loan activities are classified as financing in the Consolidated Statements of Cash Flows as they are expected to be used to fund employee benefits. The net cash surrender value of the policies after deducting the outstanding loans is $28.7 million and $41.8 million as of December 31, 2024 and 2023, respectively.
Reserves for Loan Repurchases from Investors
In the ordinary course of business, the Company has exposure to liabilities with respect to certain representations and warranties that are made to the investors who purchase loans that the Company originates. Under certain circumstances, these representations and warranties could require the Company to repurchase forward mortgage loans, or indemnify the purchaser for losses incurred if there has been a breach of these representations and warranties or if early payment defaults have occurred. The liability for probable losses related to the repurchase and indemnification obligation considers an estimate of probable future repurchase or indemnification obligations from breaches of representations and warranties. The maximum exposure under the Company’s representations and warranties would be the outstanding principal balance and any premium received on all loans ever sold by the Company, less any loans that have already been paid in full by the mortgagor, that have defaulted without a breach of representations and warranties, that have been indemnified via settlement or make-whole, or that have been repurchased. Additionally, the Company may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC. The liability for investor reserves is included within other liabilities in the Consolidated Balance Sheets. See “Note 20—Commitments and Contingencies” for additional information.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock units (“RSUs”) is based on the value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur and reverses previously recognized expense for the unvested portion of the forfeited shares. Stock-based compensation is included in salaries, incentive compensation and benefits in the Consolidated Statements of Operations. See “Note 18—Stock-Based Compensation” for additional information.
Advertising
Advertising is expensed as incurred and amounted to $12.2 million and $10.6 million for the years ended December 31, 2024 and 2023, respectively, and is included within general and administrative expenses in the Consolidated Statements of Operations.
Earnings or Loss Per Share
The Company determines earnings or loss per share in accordance with the authoritative guidance in ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to assume the issuance of potentially dilutive shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the average amount of compensation cost for future service that the Company has not yet recognized is assumed to be used to repurchase shares.
Common Stock Dividends
Dividends are recorded if and when declared by the Board of Directors. The ability to declare dividends may be limited by restrictive covenants in connection with the Company’s indebtedness. Dividends are accrued as a liability on the Consolidated Balance Sheets when declared and recorded as a decrease to retained earnings when paid.
Unvested RSUs under the 2020 Omnibus Incentive Plan (the “2020 Plan”) have rights to dividends, which entitle holders to the same dividend value per share as holders of shares of Class A common stock in the form of dividend equivalent units (“DEUs”). DEUs will be credited as additional RSUs on the dividend payment date and will vest on the same date as the underlying RSUs and are forfeited if the underlying RSUs forfeit prior to vesting. The number of additional RSUs credited will equal the per share cash dividend amount, multiplied by the number of RSUs, divided by the fair market value of a share of Class A common stock on the last trading day before the date of the dividend payment. RSUs are rounded up to the nearest whole number of shares upon vesting. Since the DEUs are forfeitable, the value of the DEUs is recorded as a reduction to retained earnings and an increase to additional paid-in capital in the Consolidated Balance Sheets.
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
Fair Value Measurement
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized within a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The categorization of assets and liabilities measured at fair value within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:
•Level One — Level One inputs are unadjusted, quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level Two — Level Two inputs are observable for that asset or liability, either directly or indirectly, and include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, observable inputs for the asset or liability other than quoted prices and inputs derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified contractual term, the inputs must be observable for substantially the full term of the asset or liability.
•Level Three — Level Three inputs are unobservable inputs for the asset or liability that reflect the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available.
See “Note 2—Fair Value Measurements” for additional information.
Segments
The Company’s reportable segments are determined by the executive management team consisting of the Chief Executive Officer and the President and Chief Operating Officer, who are the designated chief operating decision maker (“CODM”). The Company’s reportable segments consist of two distinct but related reportable segments referred to as origination and servicing segments. See “Note 22—Segments” for additional information.
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Consolidated Balance Sheets. These accounts totaled $788.6 million and $646.5 million at December 31, 2024 and 2023, respectively.

Risks and Uncertainties
In the normal course of business, companies in the mortgage banking industry encounter certain economic, liquidity, and regulatory risks. Economic risk includes interest rate risk and credit risk.
Interest rate risk
The Company’s MLHS, commitments to originate loans, and MSRs are subject to interest rate risk. For MLHS and commitments to originate loans, to the extent that a rising interest rate environment exists, the Company may experience a decrease in loan production and decreases in value, which may negatively impact the Company’s operations. To mitigate this risk, the Company uses hedging strategies designed to ensure any fluctuations in rates would not have a material impact on the Company’s financial position. For the Company’s MSRs, the fair value generally decreases in periods where interest rates are declining and as prepayment speeds are increasing. The fair value generally increases in periods where interest rates are increasing and as prepayment speeds are decreasing. For the years ended December 31, 2024 and 2023, the Company experienced decreases, in the valuation of its MSR portfolio. Since the Company also has a large origination platform the Company believes it was able to mitigate this risk by recapturing a significant portion of the runoff through refinances.
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
The Company is also subject to counterparty credit risk in the event of contractual nonperformance by its trading counterparties to its various over-the-counter derivative financial instruments. The Company manages this credit risk by selecting only counterparties that it believes to be financially strong, spreading the credit risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent the Company’s maximum counterparty credit risk. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2024 and 2023.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its financial statements.
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis and early adoption is permitted. The Company adopted the accounting standard on January 1, 2025 on a prospective basis.
Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company adopted this standard for the fiscal year ended December 31, 2024 and there was no material impact on the Company’s consolidated financial statements.
NOTE 2—FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized within a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The categorization of assets and liabilities measured at fair value within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:
•Level One — Level One inputs are unadjusted, quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level Two — Level Two inputs are observable for that asset or liability, either directly or indirectly, and include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, observable inputs for the asset or liability other than quoted prices and inputs derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified contractual term, the inputs must be observable for substantially the full term of the asset or liability.
•Level Three — Level Three inputs are unobservable inputs for the asset or liability that reflect the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At December 31, 2024 and 2023, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
Mortgage Loans Held for Sale — MLHS are carried at fair value. The fair value of MLHS is based on secondary market pricing for loans with similar characteristics, and as such, is classified as a Level Two measurement. Fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level and are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold. Management regularly reviews critical estimates and assumptions used in the valuation of MLHS. See “Note 8—Mortgage Loans Held for Sale” for additional information on the Company's MLHS.
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
The Company regularly reviews its critical estimates and assumptions used in the valuation of IRLCs and forward delivery commitments. See “Note 6—Derivative Financial Instruments” for additional information on derivative instruments.
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
Contingent Liabilities Due to Acquisitions — Contingent liabilities represent future obligations of the Company to make payments to the former owners of its acquired companies. The Company determines the fair value of its contingent liabilities using an income approach whereby the Company forecasts the cash outflows related to the future payments, which are based on a percentage of net income specified in the purchase agreements. The Company then discounts these expected payment amounts to calculate the present value, or fair value, as of the valuation date. The Company’s management evaluates the underlying projections used in determining fair value each period and makes updates to these underlying projections.
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At December 31, 2024 the range of the risk adjusted discount rate was 23.2% - 25.0%, with a weighted average of 24.0% and at December 31, 2023 the risk adjusted discount rate was 25.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,523,447	$—	$1,523,447
Reverse mortgage loans held for investment	—	—	451,704	451,704
Mortgage servicing rights	—	—	1,343,829	1,343,829
Derivative assets
Interest rate lock commitments	—	—	7,964	7,964
Forward delivery commitments	—	9,074	—	9,074
Notes receivable	—	—	11,894	11,894
Total assets at fair value	$—	$1,532,521	$1,815,391	$3,347,912
Liabilities:
HMBS-related borrowings	$—	$—	$425,979	$425,979
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	2,487	—	2,487
Contingent liabilities due to acquisitions	—	—	27,983	27,983
Total liabilities at fair value	$—	$2,487	$453,962	$456,449
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$901,227	$—	$901,227
Reverse mortgage loans held for investment	—	—	315,912	315,912
Mortgage servicing rights	—	—	1,161,357	1,161,357
Derivative assets
Interest rate lock commitments	—	—	14,902	14,902
Forward delivery commitments	—	693	—	693
Notes receivable	—	—	10,627	10,627
Total assets at fair value	$—	$901,920	$1,502,798	$2,404,718
Liabilities:
HMBS-related borrowings	$—	$—	$302,183	$302,183
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	16,245	—	16,245
Contingent liabilities due to acquisitions	—	—	8,720	8,720
Total liabilities at fair value	$—	$16,245	$310,903	$327,148

The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at December 31, 2022	$1,518	$—	$526
Net transfers and revaluation losses	13,384	—	—
Payments	—	(5,000)	(388)
Additions	—	16,556	6,103
Valuation adjustments	—	(929)	2,479
Balance at December 31, 2023	$14,902	$10,627	$8,720
Net transfers and revaluation losses	(6,938)	—	—
Payments	—	—	(244)
Additions	—	681	10,017
Valuation adjustments	—	586	9,490
Balance at December 31, 2024	$7,964	$11,894	$27,983
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels for the years ended December 31, 2024 and 2023.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At December 31, 2024 and 2023, the Company had the following financial assets measured at fair value on a non-recurring basis:
Ginnie Mae Loans Subject to Repurchase Right — GNMA securitization programs allow servicers to buy back individual delinquent mortgage loans from the securitized loan pool once certain conditions are met. If a borrower makes no payment for three consecutive months, the servicer has the option to repurchase the delinquent loan for an amount equal to 100% of the loan’s remaining unpaid principal balance. Under ASC 860, Transfers and Servicing, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. The Company records these assets and liabilities at their fair value, which is determined to be the remaining UPB. The Company’s future expected realizable cash flows are the cash payments of the remaining UPB whether paid by the borrower or reimbursed through a claim filed with HUD. The Company classifies the fair value of these assets and liabilities as a Level Two measurement in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets' and liabilities' lives.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$807,283	$—	$807,283
Total assets at fair value	$—	$807,283	$—	$807,283
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$817,271	$—	$817,271
Total liabilities at fair value	$—	$817,271	$—	$817,271

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$699,622	$—	$699,622
Total assets at fair value	$—	$699,622	$—	$699,622
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$700,120	$—	$700,120
Total liabilities at fair value	$—	$700,120	$—	$700,120
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

(in thousands)	Fair Value	Unpaid Principal Balance	Difference
December 31, 2024
Assets:
Mortgage loans held for sale(1)	$1,523,447	$1,529,592	$(6,145)
Reverse mortgage loans held for investment(2)	451,704	420,807	30,897
Notes receivable	11,894	12,237	(343)
Liabilities:
HMBS-related borrowings	$425,979	$416,748	$9,231
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $5.7 million and UPB of $7.3 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $6.4 million and UPB of $6.1 million.

(in thousands)	Fair Value	Unpaid Principal Balance	Difference
December 31, 2023
Assets:
Mortgage loans held for sale(1)	$901,227	$892,816	$8,411
Reverse mortgage loans held for investment(2)	315,912	290,907	25,005
Notes receivable	10,627	11,556	(929)
Liabilities:
HMBS-related borrowings	$302,183	$293,542	$8,641
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

The goodwill resulting from the purchase price allocation reflects the expected synergistic benefits of expanding the Company's geographic locations and the existing workforce. The acquired goodwill was allocated to the origination reporting unit and is deductible for tax purposes. The Company does not consider the acquisitions to be material, individually or in the aggregate. The results of the acquisitions have been included in the Company’s consolidated financial statements since the date of the acquisitions. Transaction costs associated with these transactions were not material and were expensed as incurred within general and administrative expenses in the Consolidated Statements of Operations.
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
In March 2024, the Company, through its subsidiary, acquired a controlling interest in Waterton Insurance Group, LLC, subsequently renamed Guild Insurance Services, LLC, a provider of home insurance solutions.
2023 Acquisitions
In 2023, the Company acquired certain assets of First Centennial Mortgage Corporation (“FCM”), Cherry Creek Mortgage, LLC and Legacy Mortgage, LLC (“Legacy”) for a total fair value consideration of $15.4 million, which consisted of $8.0 million in cash, total fair value of contingent consideration of $6.1 million and an original issuance discount on note receivable of $1.3 million.
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
NOTE 4—ADVANCES, NET
Advances, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Trust advances	$65,048	$44,487
Foreclosure advances	25,761	25,955
Foreclosure loss reserve	(5,286)	(5,694)
Total advances, net	$85,523	$64,748
Management has established a foreclosure loss reserve for estimated uncollectible balances of the foreclosure and trust advances. The activity of the foreclosure loss reserve was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Balance — beginning of year	$5,694	$8,698
Provision for foreclosure losses	1,617	1,188
Realized losses, net	(2,025)	(4,192)
Balance — end of year	$5,286	$5,694

NOTE 5—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Computer equipment	$28,942	$30,755
Furniture and equipment	24,084	25,687
Leasehold improvements	19,871	20,286
Internal-use software in development	9,952	3,963
Internal-use software	14,481	11,875
Property and equipment, gross	97,330	92,566
Accumulated depreciation	(78,298)	(78,653)
Property and equipment, net	$19,032	$13,913
Depreciation and amortization expense for property and equipment was $6.1 million and $6.6 million for the years ended December 31, 2024 and 2023, respectively.
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
Changes in the fair value of the Company's derivative financial instruments are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Unrealized hedging gains	$20,435	$1,404
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows as of December 31, 2024 and 2023:

		Fair Value
(in thousands)	Notional Value	Derivative Asset	Derivative Liability
December 31, 2024
IRLCs	$1,072,217	$7,964	$—
Forward delivery commitments and best efforts sales commitments	$1,513,330	$9,074	$2,487
December 31, 2023
IRLCs	$821,865	$14,902	$—
Forward delivery commitments and best efforts sales commitments	$933,850	$693	$16,245
The Company had an additional $179.3 million and $163.8 million of outstanding forward contracts and mandatory sell commitments, comprised of closed loans with equal and offsetting UPB amounts allocated to them, at December 31, 2024 and 2023, respectively. The Company also had $400.0 million and $343.0 million in closed hedge instruments not yet settled at December 31, 2024 and 2023, respectively. See “Note 2—Fair Value Measurements” for fair value disclosure of the derivative instruments.

The following table presents the unobservable input assumption used to determine the fair value of IRLCs:

	December 31,
	2024	2023

Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% - 100% (88.7%)	0% - 100% (86.5%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty, including the right to obtain cash collateral. The Company incurred no credit losses due to nonperformance of any of its counterparties during the years ended December 31, 2024 and 2023.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument as of December 31, 2024 and 2023:

(in thousands)	Gross Amounts of Recognized Assets (Liabilities) in the Balance Sheet	Gross Amounts Offset in the Balance Sheet	Cash Collateral Paid and Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
December 31, 2024
Forward delivery commitments	$9,500	$(426)	$—	$9,074
Total assets	$9,500	$(426)	$—	$9,074

Forward delivery commitments and best efforts sales commitments	$(2,487)	$—	$—	$(2,487)
Total liabilities	$(2,487)	$—	$—	$(2,487)

December 31, 2023
Forward delivery commitments	$8	$(2,837)	$3,522	$693
Total assets	$8	$(2,837)	$3,522	$693

Forward delivery commitments and best efforts sales commitments	$(18,105)	$148	$1,712	$(16,245)
Total liabilities	$(18,105)	$148	$1,712	$(16,245)
NOTE 7—MORTGAGE SERVICING RIGHTS
The following table presents the activity of MSRs for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Balance — beginning of year	$1,161,357	$1,139,539
MSRs originated	203,191	161,378
MSRs purchased, net	17,826	—
Changes in fair value:
Due to collection/realization of cash flows	(75,531)	(55,588)
Due to changes in valuation model inputs or assumptions	36,986	(83,972)
Balance — end of year	$1,343,829	$1,161,357

The following table presents the unobservable input assumptions used to determine the fair value of MSRs:

December 31,
	2024	2023

Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.5% (10.8%)	9.6% - 15.5% (10.9%)
Prepayment rate	5.5% - 43.9% (8.2%)	6.4% - 32.0% (8.5%)
Cost to service (per loan)	$72 - $827 ($98)	$72 - $366 ($96)
At December 31, 2024 and 2023, the MSRs had a weighted average life of approximately 8.2 years and 8.0 years, respectively. See “Note 2—Fair Value Measurements” for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, including interest paid to clients on escrow account balances, which were recorded within loan servicing and other fees as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Servicing fee income	$269,629	$242,003
Late fees	8,478	6,788
Other ancillary servicing revenue and fees	(2,783)	(2,647)
Total loan servicing and other fees	$275,324	$246,144
At December 31, 2024 and 2023, the UPB of mortgage loans serviced for others totaled $92.9 billion and $85.0 billion, respectively, including loans subserviced by third-parties of $1.5 billion at December 31, 2024. Conforming conventional loans serviced by the Company are sold to FNMA or FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at December 31, 2024 and 2023, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
(in thousands)	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2024
Mortgage servicing rights	$(39,491)	$(78,483)	$(53,056)	$(104,403)	$(11,217)	$(24,079)
December 31, 2023
Mortgage servicing rights	$(36,968)	$(72,701)	$(47,899)	$(93,196)	$(11,315)	$(23,573)

NOTE 8—MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service these loans upon sale through ownership of servicing rights. A reconciliation of the changes in MLHS to the amounts presented in the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 is set forth below:

	Year Ended December 31,
(in thousands)	2024	2023
Balance — beginning of year	$901,227	$845,775
Origination and purchase of mortgage loans held for sale	22,140,156	14,193,944
Proceeds on sale of and payments from mortgage loans held for sale	(22,069,785)	(14,504,592)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	566,347	336,245
Valuation adjustment of mortgage loans held for sale	(14,498)	29,855
Balance — end of year	$1,523,447	$901,227
NOTE 9—REVERSE MORTGAGE LOANS HELD FOR INVESTMENT AND HMBS-RELATED BORROWINGS
A reconciliation of the changes in reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented is below:

	Year Ended December 31,
	2024		2023
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of year	$315,912	$(302,183)	$—	$—
Originations and purchases	143,490	—	109,589	—
Securitization of HECM loans and tails accounted for as a financing (including realized fair value changes)	—	(142,917)	—	(106,691)
Acquisition of loans held for investment, net(2)	—	—	189,770	(187,221)
Repayments (principal payments received)	(41,417)	41,797	(5,089)	5,138
Change in fair value recognized in earnings(3)	33,719	(22,676)	21,642	(13,409)
Balance — end of year	$451,704	$(425,979)	$315,912	$(302,183)

	December 31,
	2024		2023
Securitized loans (pledged to HMBS-related borrowings)	$433,613	$(425,979)	$307,998	$(302,183)
Unsecuritized loans and tail advances	18,091	—	7,914	—
Total	$451,704	$(425,979)	$315,912	$(302,183)
_____________________________
(1)HMBS-related borrowings represent the issuance of pools of HMBS, which are guaranteed by GNMA, to third-party security holders. The Company accounts for the transfers of these advances in the related HECM loans as secured borrowings, retaining the initial HECM loans in the Consolidated Balance Sheets as reverse mortgage loans held for investment and recording the pooled HMBS as HMBS-related borrowings.
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
(3)See further breakdown in the table below.
The following table presents gains (losses) on reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Gain on new originations(1)	$6,795	$4,172
Gain on tail securitizations(2)	1,633	195
Net interest income	104	78
Change in fair value	2,511	3,788
Fair value gain recognized in earnings(3)	11,043	8,233
Loan fees and other(4)	4,054	1,859
Total	$15,097	$10,092
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
The following table presents the unobservable input assumptions used to determine the fair value of reverse mortgage loans held for investment and HMBS-related borrowings:

December 31,
	2024	2023

Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 9.2 (6.8)	0.1 - 8.9 (7.2)
Discount rate	12.0% - 12.0% (12.0%)	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.5% - 10.9% (7.9%)	6.9% - 11.3% (8.1%)
NOTE 10—LEASES
The Company leases office space under operating lease agreements that have initial terms ranging from 1 to 12 years. Some leases include one or more options to exercise renewal terms, generally at the Company's sole discretion, which can extend the lease term. Certain leases contain rights to terminate whereby those termination options are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
All leases recognized in the Company's Consolidated Balance Sheets as of December 31, 2024 and 2023 are classified as operating leases, summarized in the table below.

	December 31,
(in thousands)	2024	2023
Right-of-use assets	$67,139	$65,273
Operating lease liabilities	$76,980	$75,832

The following table summarizes the components of the Company's gross operating lease costs:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$26,347	$24,919
Short-term lease cost	7,585	5,750
Variable lease cost	5,326	4,236
Sublease income	(1,274)	(609)
Total lease cost, net	$37,984	$34,296
The weighted-average lease term and discount rate used are as follows:

	December 31,
	2024	2023
Weighted-average lease term (years)	4.4	5.1
Weighted-average discount rate	4.3%	4.1%
The following table summarizes supplemental cash flow information related to operating leases:

	Year Ended December 31,
(in thousands)	2024	2023
Cash paid for operating leases	$27,351	$25,682
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,988	$12,199
Minimum future commitments by year for the Company's long-term operating leases as of December 31, 2024 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized in the balance sheet as follows:

(in thousands)	Amount
2025	$23,986
2026	18,637
2027	14,090
2028	11,263
2029	9,164
Thereafter	6,947
Total future minimum lease payments	84,087
Less: imputed interest	(7,107)
Total lease liabilities	$76,980
NOTE 11—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the Company's goodwill and intangible assets, net:

	December 31,
(in thousands)	2024	2023
Goodwill	$198,724	$186,181
Intangible assets, net	27,270	25,125
Goodwill and intangible assets, net	$225,994	$211,306

Goodwill
The changes in the carrying amount of goodwill allocated to the origination reporting unit are presented in the following table:

(in thousands)	Amount
Balance at December 31, 2022	$176,769
Acquisitions	8,654
Purchase accounting adjustments	758
Balance at December 31, 2023	186,181
Acquisitions	12,543
Balance at December 31, 2024	$198,724
No impairment charges were recorded during the years ended December 31, 2024 and 2023.
Intangible Assets, Net
The following table presents the Company's intangible assets, net:

	December 31, 2024			December 31, 2023
(in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Referral network	$53,500	$(26,230)	$27,270	$42,300	$(17,625)	$24,675
Non-compete agreements	2,700	(2,700)	—	2,700	(2,250)	450
	$56,200	$(28,930)	$27,270	$45,000	$(19,875)	$25,125
Amortization expense related to intangible assets was $9.1 million and $8.0 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, expected amortization expense for the unamortized acquired intangible assets is as follows:

(in thousands)	Amount
2025	$8,917
2026	8,917
2027	5,392
2028	1,867
2029	1,867
Thereafter	310
$27,270
NOTE 12—VARIABLE INTEREST ENTITIES
The Company regularly transfers financial assets to special purpose entities (“SPEs”) or VIEs to provide collateral for certain asset-backed financing arrangements. The Company has aggregated these asset-backed financing arrangements into a single group: Financings of loans held for sale. Other financing transactions that do not use SPEs or VIEs are disclosed in “Note 13—Warehouse Lines of Credit, Net” and “Note 14—Notes Payable”.
Financing of Loans Held for Sale
The Company consolidates SPEs in connection with warehouse mortgage loan financing arrangements that are structured as repurchase facilities. A participation certificate representing a beneficial interest in mortgage loans is transferred by the Company to the SPEs to collateralize the repurchase obligations. The Company provides credit enhancement to the structures through an unconditional and irrevocable guaranty of the SPE’s payment and performance of the contractual obligations under the repurchase facility. The Company continues to service the underlying mortgage loans that secure the outstanding borrowings. The Company has not provided any non-contractual financial support to the SPEs.
Management has determined that the SPEs are VIEs for which the Company is the primary beneficiary, therefore, the SPEs are included in the consolidated financial statements. The Company has the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance given the Company controls the selection, monitoring, and disposal of collateral assets. In addition, the Company designed the SPEs at inception to enter the repurchase facilities and fund the origination and purchase of mortgage loans. As of December 31, 2024, $391.0 million loans held for sale were pledged as collateral for $366.2 million of repurchase obligations.
The following table presents the carrying value and classification of the assets and liabilities included in the Consolidated Balance Sheets that are associated with the repurchase facilities:

(in thousands)	December 31, 2024
Cash and cash equivalents	$4,469
Restricted cash	1,250
Mortgage loans held for sale, at fair value	391,015
Total assets	$396,734
Warehouse lines of credit, net	366,160
Accounts payable and accrued expenses	902
Total liabilities	$367,062
The carrying amount of the consolidated VIEs' assets and liabilities were immaterial as of December 31, 2023.
NOTE 13—WAREHOUSE LINES OF CREDIT, NET
Warehouse lines of credit consisted of the following at December 31, 2024 and 2023. Changes subsequent to December 31, 2024 have been described in the notes referenced with the below table.

		(in thousands)
		December 31,
	Maturity	2024	2023
$165 million master repurchase facility agreement(1)	1/15/2025	$84,257	$122,462
$250 million master repurchase facility agreement(2)	8/26/2025	164,382	99,059
$400 million master repurchase facility agreement(3)	8/11/2025	287,631	158,412
$200 million master repurchase facility agreement(4)	5/31/2025	99,084	87,252
$200 million master repurchase facility agreement(5)	9/2/2025	89,597	91,039
$350 million master repurchase facility agreement(6)	9/11/2025	245,821	134,964
$300 million master repurchase facility agreement(7)	N/A	201,778	30,185
$200 million master repurchase facility agreement(8)	10/1/2025	83,410	78,682
$75 million master repurchase facility agreement(9)	N/A	22,216	34,280
$350 million master repurchase facility agreement(10)	11/19/2025	138,201	—
$200 million master repurchase facility agreement(11)	11/22/2025	1,076	—
		1,417,453	836,335
Prepaid commitment fees		(2,890)	(2,554)
Warehouse lines of credit, net		$1,414,563	$833,781
______________________________
(1)The variable interest rate is calculated using a base rate tied to SOFR. Subsequent to December 31, 2024, this line was renewed and increased to $250.0 million.
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
(4)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 0.375% plus the applicable interest rate margin. This facility requires a minimum deposit of $300,000, included in restricted cash. Subsequent to December 31, 2024, this line was amended and split into two separate facilities.
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
(8)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.75%.
(9)The interest rate on this facility is 3.375%. This facility is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to five years.
(10)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.50%, plus the applicable interest rate margin.
(11)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 3.00%, plus the applicable interest rate margin.
The weighted average interest rate for warehouse lines of credit was 6.7% and 7.0% at December 31, 2024 and 2023, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $8.3 million and $8.7 million in its warehouse buy down accounts as offsets to certain lines of credit at December 31, 2024 and 2023, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, adjusted pre-tax net income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At December 31, 2024 and 2023, the Company was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” ("ASAP"). The Company can elect to assign FNMA Mortgage-Backed Security (“MBS”) trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There were no outstanding balances as of December 31, 2024 and 2023 on the ASAP financing.
NOTE 14—NOTES PAYABLE
Revolving Notes
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At December 31, 2024 and 2023, the Company had $71.0 million and $31.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $150.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2027. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. At December 31, 2024 and 2023, the Company had $80.0 million and $30.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note, which it can draw upon as needed. The agreement currently expires in September 2028. Borrowings on the revolving note are collateralized by the Company’s FNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 2.00%. The revolving note has a committed amount of $250.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $400.0 million. At December 31, 2024 and 2023, the Company had $149.0 million and $87.8 million, respectively, in outstanding borrowings on this credit facility.
Term Note
The Company had a term note agreement with one of its warehouse banks collateralized by the Company’s FNMA MSRs that had an initial committed amount of $125.0 million and allowed for an increase of the committed amount up to a maximum of $175.0 million. Principal payments of 5% of the outstanding balance were due quarterly with the remaining principal balance due upon the original maturity date of March 2024. In September 2023, the Company paid in full the $87.5 million remaining balance due on the term note with funds borrowed under a new revolving note agreement with a different lender and the term note agreement was terminated concurrently with repayment.

NOTE 15—INCOME TAXES
The components of income tax expense or benefit were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Current tax (benefit) expense:
Federal	$(83)	$(236)
State	(4,211)	1,183
	$(4,294)	$947
Deferred tax expense (benefit):
Federal	$25,109	$(10,091)
State	1,310	2,150
	26,419	(7,941)
Income tax expense (benefit)	$22,125	$(6,994)
The following table presents a reconciliation of the recorded income tax expense or benefit of continuing operations to the amount of taxes computed by applying the applicable federal statutory tax rate of 21.0% to income or loss from continuing operations before income taxes, as of December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024		2023
($ in thousands)	Amount	Percent	Amount	Percent
Income tax expense (benefit) at federal statutory rate	$25,002	21.0%	$(9,688)	21.0%
State income taxes, net of federal tax benefit	(2,043)	(1.7)%	2,811	(6.1)%
Nondeductible compensation	2,572	2.2%	1,605	(3.5)%
Excess tax benefit on share-based compensation	(2,656)	(2.2)%	(577)	1.3%
Federal and state tax credits, net of federal tax benefit	(799)	(0.7)%	(804)	1.7%
Other, net	49	0.0%	(341)	0.8%
Total income tax expense (benefit)	$22,125	18.6%	$(6,994)	15.2%
The tax effects of significant temporary differences which gave rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Investor reserves	$10,372	$8,613
Deferred compensation	15,596	17,189
Lease liability	19,375	19,364
Net operating loss carryforwards	27,073	19,801
Capitalized research and experimental expenditures	9,643	7,514
Other	8,150	6,944
Total deferred tax assets	$90,209	$79,425
Deferred tax liabilities:
Mortgage servicing rights	$(315,597)	$(280,616)
Right-of-use assets	(16,898)	(17,391)
Other	(9,154)	(6,439)
Total deferred tax liabilities	(341,649)	(304,446)
Net deferred tax liabilities	$(251,440)	$(225,021)

At December 31, 2024, the Company has federal and state net operating loss (“NOL”) carryforwards of approximately $104.6 million and $96.0 million, respectively. The federal NOL carryforwards can be carried forward indefinitely and can offset up to 80% of future taxable income each year. The state NOL carryforwards begin to expire in 2027. The Company does not expect the federal and state net operating loss carryforwards to expire unused.
At December 31, 2024, the Company has federal and state research tax credit carryforwards of approximately $2.4 million and $1.2 million, respectively. The federal research tax credit carryovers begin to expire in 2042 and the state tax credit carryovers do not expire and can be carried forward indefinitely until utilized.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities including the impact of available carryback and carryforward periods and projected future taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. There are no valuation allowances on deferred tax assets as of December 31, 2024 or 2023.
The Company records interest related to unrecognized tax benefits in interest expense and records penalties as a component of income taxes. There are no unrecognized tax benefits as of December 31, 2024 or 2023, and there were no changes in unrecognized tax benefits during the year. The Company is required to analyze all open years, as defined by the statutes of limitations, for all major jurisdictions, which includes federal and state jurisdictions. The Company is no longer subject to federal examinations prior to 2021 tax year or for state examinations prior to 2020 tax year.
NOTE 16—STOCKHOLDERS' EQUITY
The Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) authorizes the Company to issue 400,000,000 shares, consisting of: (i) 250,000,000 shares of Class A common stock, with the par value of $0.01 per share; (ii) 100,000,000 shares of Class B common stock, with the par value of $0.01 per share; and (iii) 50,000,000 shares of preferred stock, with the par value of $0.01 per share.
Preferred Stock
Under the terms of the Company’s Certificate of Incorporation, the Board of Directors is authorized, subject to limitations prescribed by the Delaware General Corporation Law (“DGCL”) and by the Certificate of Incorporation, to issue up to 50,000,000 shares of preferred stock in one or more series without further action by the holders of Guild’s common stock. The Company’s Board of Directors has the discretion, subject to limitations prescribed by the DGCL and by the Certificate of Incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.
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
Common Stock Dividends
The Company declared a dividend of $0.50 per share on its Class A and Class B common stock during the year ended December 31, 2024 totaling $30.7 million and declared a dividend of $0.50 per share totaling $30.5 million during the year ended December 31, 2023.

In conjunction with the payment of Guild's dividends in 2024 and 2023, Guild issued 59,330 and 95,413 DEUs to holders of RSUs, respectively. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and an increase to additional paid-in capital in the Consolidated Balance Sheets.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the following 24 months from such date. On March 7, 2024, the Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the years ended December 31, 2024 and 2023 the Company repurchased and subsequently retired 83,355 and 286,398 shares of its Class A common stock for $1.2 million and $3.3 million at an average purchase price of $14.11 and $11.41 per share, excluding commissions, respectively. As of December 31, 2024, $10.0 million remains available for repurchase.
NOTE 17—EARNINGS (LOSS) PER SHARE
Basic earnings or loss per share is computed based on the weighted average number of shares of Class A and Class B common stock outstanding during the period. Diluted earnings or loss per share is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include RSUs for Class A common stock.
The following table sets forth the components of basic and diluted earnings per share:

(in thousands, except per share amounts)	Year Ended December 31,
	2024	2023
Net income (loss) attributable to Guild	$97,131	$(39,009)

Weighted average shares outstanding—Class A common stock	21,069	20,634
Weighted average shares outstanding—Class B common stock	40,333	40,333
Weighted average shares outstanding—Basic	61,402	60,967

Add: dilutive effects of unvested shares of restricted stock	703	—
Weighted average shares outstanding—Diluted	62,105	60,967

Earnings (loss) per share attributable to Class A and Class B common stock:
Basic	$1.58	$(0.64)
Diluted	$1.56	$(0.64)
Approximately 0.7 million potential shares of Class A common stock related to unvested RSUs were excluded from the calculation of diluted loss per share as a result of being anti-dilutive for the year ended December 31, 2023, respectively. No shares of Class A common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the year ended December 31, 2024.
NOTE 18—STOCK-BASED COMPENSATION
In October 2020, the Company’s stockholders approved the 2020 Plan, which is administered by the Compensation Committee of the Board of Directors. The 2020 Plan reserves for issuance a total of 5.5 million shares of Class A common stock to the Company's officers, directors, employees or consultants eligible to receive awards under the 2020 Plan. As of December 31, 2024, there were approximately 2.5 million shares of Class A common stock remaining available to be granted under the 2020 Plan. As of December 31, 2024, only RSUs were outstanding under the 2020 Plan.
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
Restricted Stock Units
The Company issues RSUs under the 2020 Plan, which represent the right to receive, upon vesting, one share of the Company’s Class A common stock. RSUs granted to employees in connection with the Company's IPO vest 25% on the second and third anniversary of the grant and 50% on the fourth anniversary. Subsequent RSUs granted to employees vest over one to three years. RSUs granted to non-employee directors generally vest on the on the next annual meeting of stockholders of the Company following the grant date. RSUs are authorized to settle in shares of the Company's Class A common stock.
The following table shows a summary of the unvested RSUs under the 2020 Plan as of December 31, 2024 as well as activity during the year:

	Weighted Average
	Number of Shares(1)	Grant Date Fair Value
Restricted stock units, unvested, December 31, 2023	1,787,604	$12.10
Granted	559,788	14.01
Vested	(1,202,863)	12.84
Forfeited	(29,466)	12.68
Restricted stock units, unvested, December 31, 2024	1,115,063	$12.26
______________________________
(1)Includes shares accrued for DEUs on outstanding RSUs. There is no weighted average fair value associated with DEUs.
Compensation costs recognized for these restricted stock grants were approximately $9.7 million and $8.7 million for the years ended December 31, 2024 and 2023, respectively. The income tax benefit recognized related to this expense was approximately $0.1 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was approximately $8.5 million of unrecognized compensation costs related to these unvested RSUs which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of RSUs, including DEUs, that vested during the years ended December 31, 2024 and 2023 was $17.5 million and $7.5 million, respectively.
NOTE 19—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company has a 401(k) profit sharing plan covering substantially all employees. Employees may contribute amounts subject to certain Internal Revenue Service and plan limitations. The Company may make discretionary matching and nonelective contributions. Employee contributions are matched by the Company equal to 40% of the first 6% of compensation contributed. For the years ended December 31, 2024 and 2023, the Company contributed $8.3 million and $7.1 million, respectively, for 401(k) contributions and related administrative expenses.
Deferred Compensation Plans
The Company has a deferred compensation plan for executives which was frozen effective December 31, 2007. Distribution of a participant’s vested balance is payable in a single lump sum upon death or disability, termination of employment, retirement after attaining age 65 (55 for participants who had an account balance in the plan as of May 1, 2001), or upon termination of the plan. In 2017, the Company commenced a Non-Qualified Deferred Compensation Plan for certain highly compensated executives and employees that allows the participants to defer a portion of their earnings. Distribution of a participant’s vested balance is payable in a single lump sum upon death or disability, termination of employment, retirement, or upon termination of the plan. During the years ended December 31, 2024 and 2023, the Company distributed cash payments of $26.5 million and $5.8 million, respectively, under these plans resulting in a deferred compensation plan liability of $81.8 million and $99.2 million as of December 31, 2024 and 2023, respectively.

NOTE 20—COMMITMENTS AND CONTINGENCIES
Reserves for Loan Repurchases from Investors
The activity of the investor reserves was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Balance — beginning of year	$19,973	$16,094
Provision for investor reserves	15,162	8,675
Realized losses, net	(11,773)	(4,796)
Balance — end of year	$23,362	$19,973
Commitments
The Company enters into IRLCs with customers who have applied for residential forward mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans at December 31, 2024 and 2023 were approximately $1.1 billion and $821.9 million, respectively. The Company finances origination of forward mortgage loans with warehouse lines of credit.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at December 31, 2024 and 2023 were approximately $1.5 billion and $933.9 million, respectively.
The Company has originated reverse mortgage loans under which the borrowers have additional borrowing capacity of $131.4 million and $107.3 million at December 31, 2024 and 2023, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $1.6 million and $0.3 million in connection with reverse mortgage loans, outstanding at December 31, 2024 and 2023, respectively. The Company finances origination of reverse mortgage loans with warehouse lines of credit.
Legal Proceedings
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 21—REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $277.0 million and $253.5 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company was in compliance with this requirement.
NOTE 22—SEGMENTS
ASC 280, Segment Reporting, establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in that guidance, the Company has determined that it has two reportable segments — Origination and Servicing, based on the Company’s business lines that offer different products and services, as described below.
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
Servicing — The Company services loans primarily out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of December 31, 2024 the Company serviced at least one loan in 49 different states and the District of Columbia. The servicing segment provides a steady stream of cash flow to support the origination segment, and more importantly, it allows for the Company to build long-standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
The Company’s CODM is the executive management team consisting of the Chief Executive Officer and the President and Chief Operating Officer. The CODM uses net income for both reportable segments as its primary measure in assessing segment performance and how to allocate resources. The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting. The Company also does not allocate certain corporate expenses, which are represented by All Other in the tables below.
The following table presents the financial performance and results by segment for the year ended December 31, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$762,939	$852	$763,791	$—	$763,791
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	11,043	—	11,043	—	11,043
Loan servicing and other fees	—	275,324	275,324	—	275,324
Valuation adjustment of mortgage servicing rights	—	(38,545)	(38,545)	—	(38,545)
Interest income	91,013	53,389	144,402	2,047	146,449
Interest expense	(86,824)	(4,070)	(90,894)	(18,949)	(109,843)
Other income (expense), net	2,321	186	2,507	(1,015)	1,492
Net revenue	780,492	287,136	1,067,628	(17,917)	1,049,711
Expenses
Salaries, incentive compensation and benefits	639,151	35,705	674,856	49,400	724,256
General and administrative	76,977	14,075	91,052	16,052	107,104
Occupancy, equipment and communication	70,929	3,825	74,754	7,785	82,539
Depreciation and amortization	13,420	680	14,100	1,038	15,138
Provision for foreclosure losses	—	1,617	1,617	—	1,617
Total expenses	800,477	55,902	856,379	74,275	930,654
Income tax expense	—	—	—	22,125	22,125
Net (loss) income	$(19,985)	$231,234	$211,249	$(114,317)	$96,932

The following table presents the financial performance and results by segment for the year ended December 31, 2023:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$501,789	$(486)	$501,303	$—	$501,303
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	8,233	—	8,233	—	8,233
Loan servicing and other fees	—	246,144	246,144	—	246,144
Valuation adjustment of mortgage servicing rights	—	(139,560)	(139,560)	—	(139,560)
Interest income	57,384	45,932	103,316	1,088	104,404
Interest expense	(51,840)	(2,908)	(54,748)	(11,616)	(66,364)
Other income, net	805	199	1,004	23	1,027
Net revenue	516,371	149,321	665,692	(10,505)	655,187
Expenses
Salaries, incentive compensation and benefits	456,059	31,298	487,357	42,504	529,861
General and administrative	57,683	11,191	68,874	14,339	83,213
Occupancy, equipment and communication	62,799	4,785	67,584	4,892	72,476
Depreciation and amortization	13,485	496	13,981	599	14,580
Provision for foreclosure losses	—	1,188	1,188	—	1,188
Total expenses	590,026	48,958	638,984	62,334	701,318
Income tax benefit	—	—	—	(6,994)	(6,994)
Net (loss) income	$(73,655)	$100,363	$26,708	$(65,845)	$(39,137)
NOTE 23—SUBSEQUENT EVENTS
On March 5, 2025, the Company's Board of Directors declared a special cash dividend of $0.50 per share on its Class A and Class B common stock, payable on March 31, 2025, to stockholders of record on March 17, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures,” as defined in the Rule 13a-15(e) under the Exchange Act. The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of “internal control over financial reporting,” as defined in Rules 13a-15(f) under the Exchange Act.
Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the fourth quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Adoption of Award Agreements March 2025
On March 4, 2025, the compensation committee adopted forms of employee and non-employee director restricted stock unit (“RSU”) award agreements for future use under our 2020 Omnibus Incentive Plan (the “Plan”), which are attached hereto as Exhibit 10.12 and Exhibit 10.13, respectively. The employee RSU award agreement provides that each RSU will vest and be settled into one share of our Class A common stock as to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to continued employment through the applicable vesting date except in the case of a termination due to death, disability or within the 24 months following a change in control. The non-employee director RSU award agreement provides that each RSU will vest and be settled into one share of our Class A common stock on the date of the next following annual meeting of stockholders, subject to continued service through the applicable vesting date.
On March 4, 2025, the compensation committee also adopted a form of performance stock unit (“PSU”) award agreement for future use under our 2020 Omnibus Incentive Plan, which is attached hereto as Exhibit 10.14. The PSU awards will vest and be settled into shares of our Class A common stock based upon the achievement of performance goal(s) selected by the compensation committee for each year in a three year performance period and for the performance period. The number of PSUs that will be vested and settled are weighted as between each year and the performance period as determined by the compensation committee.

Generally, the PSU award will be forfeited and not eligible to vest or be settled if the participant’s employment terminates prior to settlement, other than due to death or disability, a termination by the Company without Cause (as defined in the Plan), a change in control in which the PSUs are not replaced with a replacement award (as provided in the Plan) or a termination by the Company without Cause within the 24 months following a change in control. In the case of a termination by us without Cause (other than following a change in control), the PSU award will be vested and settled based upon actual performance for completed performance years. In the case of death or disability, a change in control without a replacement award, or a termination without Cause following a change in control, the PSU award will be vested based upon actual performance for completed fiscal years and target level performance for any uncompleted fiscal years.
Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “Proxy Statement”) under section headings entitled “Proposal 1: Election of Directors—Information About Our Board,” “Executive Officers,” “Delinquent Section 16(a) Reports,” and “Corporate Governance—Board Committees.”
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
We have adopted an Insider Trading and Information Policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by all directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable rules of the NYSE. In addition, with regard to the Company's trading in its own securities, it is the Company's policy to comply with federal securities laws and the applicable requirements of the NYSE.
ITEM 11. EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the captions “Executive Officer Compensation,” “Executive Officer Compensation—Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the Proxy Statement set forth under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
The following table provides information as of December 31, 2024, with respect to the shares of our common stock that may be issued under our 2020 Omnibus Incentive Plan, which was approved by our stockholders. There are no equity compensation plans not approved by stockholders.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,115,063	—	2,541,953
Equity compensation plans not approved by security holders	—	—	—
Total	1,115,063	—	2,541,953
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the Proxy Statement set forth under the captions “Certain Relationships and Related Party Transactions,” “Corporate Governance—Board Committees” and “Corporate Governance—Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Los Angeles, California, Auditor Firm ID: 185.
The information in the Proxy Statement set forth in the section “Relationship with Independent Accountants” under the captions entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following are filed with this Annual Report:
(1)Financial Statements. See Part II, Item 8 of this Annual Report.
(2)Financial Statement Schedules. Not applicable
(3)Exhibits. See Exhibit Index listed in Item 15(b) hereof for a list of those exhibits filed as part of this Annual Report or incorporated by reference.
(b)Exhibits:
EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2020)
3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 26, 2020)
4.1	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 24, 2021)
10.1
Registration Rights Agreement, dated October 21, 2020, by and among Guild Holdings Company and the holders listed on Schedule I thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2020)

10.2†	Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 9, 2020)
10.3†	Compensation Deferral Plan for Executives (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 9, 2020)
10.4†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 1, 2020)
10.5†	Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 1, 2020)
10.6†
Executive Nonqualified Excess Plan Adoption Agreement, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 1, 2020)

10.7†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Terry Schmidt, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 4, 2023)

10.8†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and David Neylan, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 4, 2023)

10.9†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Amber Kramer, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 14, 2022)

10.10†
Form of Restricted Stock Unit Agreement to Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 14, 2022)

10.11†
Form of Restricted Stock Unit Agreement to Non-Employee Directors under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Guild Holdings Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed on August 8, 2022)

10.12†*	Form of Employee Restricted Stock Unit Agreement adopted March 2025 under the Guild Holdings Company 2020 Omnibus Incentive Plan
10.13†*	Form of Non-Employee Director Restricted Stock Unit Agreement adopted March 2025 under the Guild Holdings Company 2020 Omnibus Incentive Plan
10.14†*	Form of Performance Stock Unit Award Agreement adopted March 2025 under the Guild Holdings Company 2020 Omnibus Incentive Plan
19.1*	Guild Holdings Company Insider Trading and Information Policy

Exhibit	Description
21.1*	Subsidiaries of Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Guild Holdings Company Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to Guild Holdings Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 14, 2024)

101
The following financial information from Guild's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

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

GUILD HOLDINGS COMPANY

Dated: March 7, 2025	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry L. Schmidt	Chief Executive Officer	March 7, 2025
Terry L. Schmidt	(Principal Executive Officer) and Director

/s/ Desiree A. Kramer	Chief Financial Officer	March 7, 2025
Desiree A. Kramer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. Duffy	Chairman of the Board of Directors	March 7, 2025
Patrick J. Duffy

/s/ Edward Bryant, Jr.	Director	March 7, 2025
Edward Bryant, Jr.

/s/ Martha E. Marcon	Director	March 7, 2025
Martha E. Marcon

/s/ Mary Ann McGarry	Director	March 7, 2025
Mary Ann McGarry

/s/ Gioia Messinger	Director	March 7, 2025
Gioia Messinger

/s/ Michael C. Meyer	Director	March 7, 2025
Michael C. Meyer