Form 10-Q
period 2025-03-31
Guild Holdings Co
filed 2025-05-08
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 21,877,157 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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
Important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
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
•The geographic concentration of our loan originations may adversely affect our lending business, which would adversely affect our financial condition and results of operations.
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

•Significant changes to the size, structure, powers, and operations of the federal government and uncertainties regarding the potential for future changes, could cause disruptions to the regulatory environment in which we operate and could adversely impact our business and results of operations.
•Changes in economic conditions, including as a result of macroeconomic policy changes by the U.S. government, may adversely impact our business, financial condition and results of operations.
We are also subject to other risks and uncertainties described in our Form 10-K for the year ended December 31, 2024 and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.
We disclaim any obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$111,726	$118,203
Restricted cash	8,614	6,853
Mortgage loans held for sale, at fair value	1,358,920	1,523,447
Reverse mortgage loans held for investment, at fair value	482,151	451,704
Ginnie Mae loans subject to repurchase right	769,067	807,283
Mortgage servicing rights, at fair value	1,312,377	1,343,829
Advances, net	65,145	85,523
Property and equipment, net	19,879	19,032
Right-of-use assets	63,261	67,139
Goodwill and intangible assets, net	223,765	225,994
Other assets	134,824	119,296
Total assets	$4,549,729	$4,768,303
Liabilities and stockholders’ equity
Warehouse lines of credit, net	$1,224,127	$1,414,563
Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related borrowings	461,002	425,979
Ginnie Mae loans subject to repurchase right	776,777	817,271
Notes payable	340,000	300,000
Accounts payable and accrued expenses	89,364	92,401
Operating lease liabilities	72,984	76,980
Deferred tax liabilities	242,688	251,440
Other liabilities	142,542	135,659
Total liabilities	3,349,484	3,514,293
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 21,557,776 and 21,592,992 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	216	216
Class B convertible common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at March 31, 2025 and December 31, 2024	403	403
Additional paid-in capital	53,693	51,996
Retained earnings	1,145,508	1,200,908
Non-controlling interests	425	487
Total stockholders’ equity	1,200,245	1,254,010
Total liabilities and stockholders’ equity	$4,549,729	$4,768,303

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue
Loan origination fees and gain on sale of loans, net	$185,213	$134,060
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,915	3,230
Loan servicing and other fees	72,751	65,788
Valuation adjustment of mortgage servicing rights	(69,936)	20,778
Interest income	29,094	24,728
Interest expense	(22,079)	(16,541)
Other income (expense), net	528	(261)
Net revenue	198,486	231,782
Expenses
Salaries, incentive compensation and benefits	173,212	140,067
General and administrative	29,153	29,211
Occupancy, equipment and communication	21,720	19,815
Depreciation and amortization	3,647	3,754
Provision for foreclosure losses	2,378	392
Total expenses	230,110	193,239
(Loss) income before income taxes	(31,624)	38,543
Income tax (benefit) expense	(7,665)	10,143
Net (loss) income	(23,959)	28,400
Net loss attributable to non-controlling interests	(62)	(98)
Net (loss) income attributable to Guild	$(23,897)	$28,498

(Loss) earnings per share attributable to Class A and Class B common stock:
Basic	$(0.39)	$0.47
Diluted	$(0.39)	$0.46
Weighted average shares outstanding of Class A and Class B common stock:
Basic	61,909	61,109
Diluted	61,909	62,157

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2023	20,786,814	$208	40,333,019	$403	$47,158	$1,135,387	$337	$1,183,493
Net income (loss)	—	—	—	—	—	28,498	(98)	28,400
Repurchase and retirement of Class A common stock	(17,747)	—	—	—	(251)	—	—	(251)
Stock-based compensation	—	—	—	—	2,137	—	—	2,137
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(20)	20	—	—
Acquisition of non-controlling interests	—	—	—	—	—	—	371	371
Balance at March 31, 2024	20,769,067	$208	40,333,019	$403	$49,024	$1,163,905	$610	$1,214,150

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2024	21,592,992	$216	40,333,019	$403	$51,996	$1,200,908	$487	$1,254,010
Net loss	—	—	—	—	—	(23,897)	(62)	(23,959)
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(30,952)	—	(30,952)
Repurchase and retirement of Class A common stock	(35,216)	—	—	—	(456)	—	—	(456)
Stock-based compensation	—	—	—	—	1,602	—	—	1,602
Dividend equivalents on unvested restricted stock units issued	—	—	—	—	556	(556)	—	—
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(5)	5	—	—
Balance at March 31, 2025	21,557,776	$216	40,333,019	$403	$53,693	$1,145,508	$425	$1,200,245

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(23,959)	$28,400
Adjustments to reconcile net (loss) income to net cash provided by (used) in operating activities:
Depreciation and amortization	3,647	3,754
Valuation adjustment of mortgage servicing rights	69,936	(20,778)
Valuation adjustment of mortgage loans held for sale	(8,947)	6,408
Valuation adjustment of reverse mortgage loans held for investment and HMBS-related borrowings	(2,915)	(3,230)
Unrealized loss (gain) on derivatives	5,972	(25,072)
Amortization of right-of-use assets	5,451	5,410
Provision for investor reserves	5,095	520
Provision for foreclosure losses	2,378	392
Valuation adjustment of contingent liabilities due to acquisitions, net	2,001	1,364
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(143,204)	(81,092)
Deferred income taxes	(8,752)	9,125
Stock-based compensation	1,602	2,137
Origination of mortgage servicing rights	(38,484)	(34,234)
Origination and purchase of mortgage loans held for sale	(4,700,821)	(3,605,155)
Proceeds on sale of and payments from mortgage loans held for sale	5,017,499	3,454,907
Other	1,072	1,982
Changes in operating assets and liabilities:
Advances and other assets	13,637	11,654
Accounts payable and accrued expenses	(3,066)	11,370
Operating lease liabilities	(5,559)	(5,622)
Other liabilities	(11,802)	(23,683)
Net cash provided by (used in) operating activities	180,781	(261,443)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(17,710)
Origination and purchase of reverse mortgage loans held for investment	(30,214)	(30,543)
Principal payments received on reverse mortgage loans held for investment	9,259	9,192
Purchases of property and equipment, net	(2,278)	(592)
Other	(7,671)	(1,289)
Net cash used in investing activities	(30,904)	(40,942)
Cash flows from financing activities
Borrowings on warehouse lines of credit	4,951,115	3,844,707
Repayments on warehouse lines of credit	(5,141,925)	(3,620,230)
Proceeds from issuance of reverse mortgage loans and tails accounted for as HMBS-related obligations	37,651	26,524
Repayments on HMBS-related obligations	(9,205)	(9,486)
Borrowings on notes payable	40,000	36,234
Contingent liability payments	(251)	—
Dividends paid	(30,952)	—
Repurchases of Class A common stock	(456)	(251)
Other	(570)	(692)
Net cash (used in) provided by financing activities	(154,593)	276,806
Decrease in cash, cash equivalents and restricted cash	(4,716)	(25,579)
Cash, cash equivalents and restricted cash, beginning of period	125,056	127,381
Cash, cash equivalents and restricted cash, end of period	$120,340	$101,802

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental information
Cash paid for interest, net	$8,854	$3,529
Income tax refunds, net of cash paid	$(783)	$(358)

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$111,726	$95,148
Restricted cash	8,614	6,654
Total cash, cash equivalents and restricted cash	$120,340	$101,802

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Business
Guild Holdings Company, including its consolidated subsidiaries (collectively, “Guild” or the “Company”) originates, sells, and services residential mortgage loans in the United States. The Company operates in two reportable segments, origination and servicing. The Company operates approximately 430 branches with licenses in 49 states and the District of Columbia. The Company originates residential mortgages through retail and other channels.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The unaudited condensed consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest or consolidates as a variable interest entity or joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company follows the same accounting policies for preparing quarterly and annual reports.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $976.8 million and $788.6 million at March 31, 2025 and December 31, 2024, respectively.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At March 31, 2025 and December 31, 2024, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
Mortgage Loans Held for Sale (“MLHS”) — MLHS are carried at fair value. The fair value of MLHS is based on secondary market pricing for loans with similar characteristics, and as such, is classified as a Level Two measurement. Fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level and are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold. Management regularly reviews critical estimates and assumptions used in the valuation of MLHS. See “Note 6—Mortgage Loans Held for Sale” for additional information on the Company's MLHS.
Reverse Mortgage Loans Held for Investment — Reverse mortgage loans held for investment are carried at fair value and classified within Level Three of the valuation hierarchy. Fair value is estimated using a present value methodology that discounts estimated projected cash flows over the life of the loan using unobservable inputs which include conditional prepayment rates and discount rates. The conditional prepayment rate assumption is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption used is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value. See “Note 7—Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings” for additional information on the Company's reverse mortgage loans held for investment.
Mortgage Servicing Rights (“MSRs”) — MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the lack of an active market for such assets. To determine the fair value of the servicing right when created, the Company uses a valuation model that calculates the present value of future cash flows. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, estimated prepayment speeds, and default rates. The Company obtains valuations from an independent third party on a monthly basis, and records an adjustment based on this third-party valuation. See “Note 5—Mortgage Servicing Rights” for additional information on the Company's MSRs.
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
The Company regularly reviews its critical estimates and assumptions used in the valuation of IRLCs and forward delivery commitments. See “Note 4—Derivative Financial Instruments” for additional information on derivative instruments.
Notes Receivable — Notes receivable related to acquisitions are classified within Level Three of the valuation hierarchy as the Company's valuation includes significant unobservable inputs, including consideration of estimates of future earn-out payments, discount rates and expectations about settlement.
HMBS-Related Borrowings — HMBS-related borrowings are carried at fair value and classified within Level Three of the valuation hierarchy. These borrowings are not actively traded; therefore, quoted market prices are not available. The Company determines fair value using a discounted cash flow model, by discounting the projected payment of principal and interest over the estimated life of the borrowing at a market rate, due to significant unobservable inputs, including conditional prepayment rates and discount rates. The discount rate assumption used is primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates. The

Company engages a third-party valuation expert to assist in estimating the fair value. See “Note 7—Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings” for additional information on the Company's HMBS-related borrowings.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At both March 31, 2025 and December 31, 2024 the range of the risk adjusted discount rate was 23.2% - 25.0%, with a weighted average of 24.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,358,920	$—	$1,358,920
Reverse mortgage loans held for investment	—	—	482,151	482,151
Mortgage servicing rights	—	—	1,312,377	1,312,377
Derivative assets
Interest rate lock commitments	—	—	23,092	23,092
Notes receivable	—	—	12,077	12,077
Total assets at fair value	$—	$1,358,920	$1,829,697	$3,188,617
Liabilities:
HMBS-related borrowings	$—	$—	$461,002	$461,002
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	10,460	—	10,460
Contingent liabilities due to acquisitions	—	—	29,733	29,733
Total liabilities at fair value	$—	$10,460	$490,735	$501,195

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,523,447	$—	$1,523,447
Reverse mortgage loans held for investment	—	—	451,704	451,704
Mortgage servicing rights	—	—	1,343,829	1,343,829
Derivative assets
Interest rate lock commitments	—	—	7,964	7,964
Forward delivery commitments	—	9,074	—	9,074
Notes receivable	—	—	11,894	11,894
Total assets at fair value	$—	$1,532,521	$1,815,391	$3,347,912
Liabilities:
HMBS-related borrowings	$—	$—	$425,979	$425,979
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	2,487	—	2,487
Contingent liabilities due to acquisitions	—	—	27,983	27,983
Total liabilities at fair value	$—	$2,487	$453,962	$456,449
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at December 31, 2024	$7,964	$11,894	$27,983
Net transfers and revaluation gains	15,128	—	—
Payments	—	—	(251)
Additions	—	183	—
Valuation adjustments	—	—	2,001
Balance at March 31, 2025	$23,092	$12,077	$29,733
The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at December 31, 2023	$14,902	$10,627	$8,720
Net transfers and revaluation gains	8,686	—	—
Additions	—	149	10,017
Valuation adjustments	—	230	1,364
Balance at March 31, 2024	$23,588	$11,006	$20,101
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels for the three months ended March 31, 2025 and 2024.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At March 31, 2025 and December 31, 2024, the Company had the following financial assets measured at fair value on a non-recurring basis:

Ginnie Mae Loans Subject to Repurchase Right — GNMA securitization programs allow servicers to buy back individual delinquent mortgage loans from the securitized loan pool once certain conditions are met. If a borrower makes no payment for three consecutive months, the servicer has the option to repurchase the delinquent loan for an amount equal to 100% of the loan’s remaining unpaid principal balance (“UPB”). Under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. The Company records these assets and liabilities at their fair value, which is determined to be the remaining UPB. The Company’s future expected realizable cash flows are the cash payments of the remaining UPB whether paid by the borrower or reimbursed through a claim filed with HUD. The Company classifies the fair value of these assets and liabilities as a Level Two measurement in the valuation hierarchy due to the assets and liabilities having specified contractual terms and the inputs are observable for substantially the full term of the assets' and liabilities' lives.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$769,067	$—	$769,067
Total assets at fair value	$—	$769,067	$—	$769,067
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$776,777	$—	$776,777
Total liabilities at fair value	$—	$776,777	$—	$776,777
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$807,283	$—	$807,283
Total assets at fair value	$—	$807,283	$—	$807,283
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$817,271	$—	$817,271
Total liabilities at fair value	$—	$817,271	$—	$817,271
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

(in thousands)	Fair Value	Unpaid Principal Balance	Difference
March 31, 2025
Assets:
Mortgage loans held for sale(1)	$1,358,920	$1,357,824	$1,096
Reverse mortgage loans held for investment(2)	482,151	448,467	33,684
Notes receivable	12,077	12,420	(343)
Liabilities:
HMBS-related borrowings	$461,002	$451,529	$9,473
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $7.8 million and UPB of $9.8 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $5.9 million and UPB of $5.6 million.

(in thousands)	Fair Value	Unpaid Principal Balance	Difference
December 31, 2024
Assets:
Mortgage loans held for sale(1)	$1,523,447	$1,529,592	$(6,145)
Reverse mortgage loans held for investment(2)	451,704	420,807	30,897
Notes receivable	11,894	12,237	(343)
Liabilities:
HMBS-related borrowings	$425,979	$416,748	$9,231
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $5.7 million and UPB of $7.3 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $6.4 million and UPB of $6.1 million.
NOTE 3—ADVANCES, NET
Advances, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Trust advances	$46,576	$65,048
Foreclosure advances	25,500	25,761
Foreclosure loss reserve	(6,931)	(5,286)
Total advances, net	$65,145	$85,523
Management has established a foreclosure loss reserve for estimated uncollectible balances of the foreclosure and trust advances. The activity of the foreclosure loss reserve was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance — beginning of period	$5,286	$5,694
Provision for foreclosure losses	2,378	392
Realized losses, net	(733)	(260)
Balance — end of period	$6,931	$5,826
NOTE 4—DERIVATIVE FINANCIAL INSTRUMENTS
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

Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Unrealized hedging (losses) gains	$(5,972)	$25,072
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows as of March 31, 2025 and December 31, 2024:

		Fair Value
(in thousands)	Notional Value	Derivative Asset	Derivative Liability
March 31, 2025
IRLCs	$1,861,654	$23,092	$—
Forward delivery commitments and best efforts sales commitments	$2,611,427	$—	$10,460
December 31, 2024
IRLCs	$1,072,217	$7,964	$—
Forward delivery commitments and best efforts sales commitments	$2,092,660	$9,074	$2,487
See “Note 2—Fair Value Measurements” for fair value disclosure of the derivative instruments.
The following table presents the unobservable input assumption used to determine the fair value of IRLCs:

	March 31, 2025	December 31, 2024

Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% - 100% (89.8%)	0% - 100% (88.7%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty, including the right to obtain cash collateral. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three months ended March 31, 2025 and 2024.
The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument as of March 31, 2025 and December 31, 2024:

(in thousands)	Gross Amounts of Recognized Assets (Liabilities) in the Balance Sheet	Gross Amounts Offset in the Balance Sheet	Cash Collateral Paid and Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
March 31, 2025
Forward delivery commitments and best efforts sales commitments	$(14,868)	$355	$4,053	$(10,460)
Total liabilities	$(14,868)	$355	$4,053	$(10,460)

December 31, 2024
Forward delivery commitments	$9,500	$(426)	$—	$9,074
Total assets	$9,500	$(426)	$—	$9,074

Forward delivery commitments and best efforts sales commitments	$(2,487)	$—	$—	$(2,487)
Total liabilities	$(2,487)	$—	$—	$(2,487)

NOTE 5—MORTGAGE SERVICING RIGHTS
The following table presents the activity of MSRs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance — beginning of period	$1,343,829	$1,161,357
MSRs originated	38,484	34,234
MSRs purchased	—	114
Changes in fair value:
Due to collection/realization of cash flows	(14,916)	(12,119)
Due to changes in valuation model inputs or assumptions	(55,020)	32,897
Balance — end of period	$1,312,377	$1,216,483
The following table presents the unobservable input assumptions used to determine the fair value of MSRs:

	March 31, 2025	December 31, 2024

Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.5% (10.6%)	9.6% - 15.5% (10.8%)
Prepayment rate	5.6% - 29.8% (8.6%)	5.5% - 43.9% (8.2%)
Cost to service (per loan)	$72 - $577 ($95)	$72 - $827 ($98)
At March 31, 2025 and December 31, 2024, the MSRs had a weighted average life of approximately 7.9 years and 8.2 years, respectively. See “Note 2—Fair Value Measurements” for additional information regarding the valuation of MSRs.
Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, including interest paid to clients on escrow account balances, which were recorded within loan servicing and other fees as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Servicing fee income	$71,300	$64,034
Late fees	2,548	2,056
Other ancillary servicing revenue and fees	(1,097)	(302)
Total loan servicing and other fees	$72,751	$65,788
At March 31, 2025 and December 31, 2024, the UPB of mortgage loans serviced for others totaled $94.0 billion and $92.9 billion, respectively, including loans subserviced by third-parties of $1.5 billion at March 31, 2025 and December 31, 2024. Conforming conventional loans serviced by the Company are sold to FNMA or FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at March 31, 2025 and December 31, 2024, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
(in thousands)	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2025
Mortgage servicing rights	$(42,037)	$(82,526)	$(52,275)	$(101,936)	$(11,951)	$(24,849)
December 31, 2024
Mortgage servicing rights	$(39,491)	$(78,483)	$(53,056)	$(104,403)	$(11,217)	$(24,079)
NOTE 6—MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service these loans upon sale through ownership of servicing rights. A reconciliation of the changes in MLHS to the amounts presented in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 is set forth below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance — beginning of period	$1,523,447	$901,227
Origination and purchase of mortgage loans held for sale	4,700,821	3,605,155
Proceeds on sale of and payments from mortgage loans held for sale	(5,017,499)	(3,454,907)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	143,204	81,092
Valuation adjustment of mortgage loans held for sale	8,947	(6,408)
Balance — end of period	$1,358,920	$1,126,159
NOTE 7—REVERSE MORTGAGE LOANS HELD FOR INVESTMENT AND HMBS-RELATED BORROWINGS
A reconciliation of the changes in reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented is below:

	Three Months Ended
	March 31, 2025
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$451,704	$(425,979)
Originations and purchases	30,214	—
Securitization of home equity conversion mortgages (“HECM”) loans and tails accounted for as a financing (including realized fair value changes)	—	(37,651)
Repayments (principal payments received)	(9,259)	9,205
Change in fair value recognized in earnings(2)	9,492	(6,577)
Balance — end of period	$482,151	$(461,002)

	March 31, 2025
Securitized loans (pledged to HMBS-related borrowings)	$469,416	$(461,002)
Unsecuritized loans and tail advances	12,735	—
Total	$482,151	$(461,002)

	Three Months Ended
	March 31, 2024
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$315,912	$(302,183)
Originations and purchases	30,543	—
Securitization of HECM loans and tails accounted for as a financing (including realized fair value changes)	—	(26,524)
Repayments (principal payments received)	(9,192)	9,486
Change in fair value recognized in earnings(2)	10,813	(7,583)
Balance — end of period	$348,076	$(326,804)

	March 31, 2024
Securitized loans (pledged to HMBS-related borrowings)	$333,518	$(326,804)
Unsecuritized loans and tail advances	14,558	—
Total	$348,076	$(326,804)
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
(2)See further breakdown in the table below.
The following table presents gains (losses) on reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Gain on new originations(1)	$1,807	$1,284
Gain on tail securitizations(2)	501	322
Net interest income	24	23
Change in fair value	583	1,601
Fair value gain recognized in earnings(3)	2,915	3,230
Loan fees and other(4)	1,019	786
Total	$3,934	$4,016
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
The following table presents the unobservable input assumptions used to determine the fair value of reverse mortgage loans held for investment and HMBS-related borrowings:

	March 31, 2025	December 31, 2024

Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 9.2 (6.6)	0.1 - 9.2 (6.8)
Discount rate	12.0% - 12.0% (12.0%)	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.6% - 11.9% (7.9%)	6.5% - 10.9% (7.9%)

NOTE 8—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the Company's goodwill and intangible assets, net:

(in thousands)	March 31, 2025	December 31, 2024
Goodwill	$198,724	$198,724
Intangible assets, net	25,041	27,270
Goodwill and intangible assets, net	$223,765	$225,994
Goodwill
The changes in the carrying amount of goodwill allocated to the origination reporting unit are presented in the following table:

(in thousands)	Amount
Balance at December 31, 2023	$186,181
Acquisitions	12,543
Balance at December 31, 2024	198,724
Balance at March 31, 2025	$198,724
Intangible Assets, Net
The following table presents the Company's intangible assets, net:

	March 31, 2025			December 31, 2024
(in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Referral network	$53,500	$(28,459)	$25,041	$53,500	$(26,230)	$27,270
Amortization expense related to intangible assets was $2.2 million for each of the three months ended March 31, 2025 and 2024.
NOTE 9—WAREHOUSE LINES OF CREDIT, NET
Warehouse lines of credit consisted of the following at March 31, 2025 and December 31, 2024.

		(in thousands)
		Outstanding Balance as of
Master Repurchase Facility Agreement Facility Size as of March 31, 2025	Current Agreement Maturity Date	March 31, 2025	December 31, 2024
$250 million(1)	1/14/2026	$177,280	$84,257
$250 million(2)	8/26/2025	184,220	164,382
$400 million(3)	8/11/2025	244,041	287,631
$60 million(4)	5/31/2025	29,674	99,084
$140 million(5)	5/31/2025	56,969	—
$200 million(6)	9/2/2025	90,143	89,597
$350 million(7)	9/11/2025	84,398	245,821
$300 million(8)	N/A	69,213	201,778
$200 million(9)	10/1/2025	89,417	83,410
$75 million(10)	N/A	12,569	22,216
$350 million(11)	11/19/2025	184,631	138,201
$200 million(12)	11/22/2025	4,088	1,076
		1,226,643	1,417,453
Debt issuance costs		(2,516)	(2,890)
Warehouse lines of credit, net		$1,224,127	$1,414,563
______________________________
(1)The variable interest rate is calculated using a base rate tied to the Secured Overnight Financing Rate (“SOFR”).

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
(4)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 2.15% to 3.50%, plus the applicable interest rate margin. This facility requires a minimum deposit of $250,000, included in restricted cash.
(5)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 0.60% plus the applicable interest rate margin.
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
(9)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.75%.
(10)The interest rate on this facility is 3.375%. This facility is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to five years.
(11)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.50%, plus the applicable interest rate margin.
(12)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 3.00%, plus the applicable interest rate margin.
The weighted average interest rate for warehouse lines of credit was 5.9% and 6.7% at March 31, 2025 and December 31, 2024, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $36.1 million and $8.3 million in its warehouse buy down accounts as offsets to certain lines of credit at March 31, 2025 and December 31, 2024, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, adjusted pre-tax net income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At March 31, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (“ASAP”). The Company can elect to assign FNMA Mortgage-Backed Security (“MBS”) trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There were no outstanding balances as of March 31, 2025 and December 31, 2024 on the ASAP financing.
NOTE 10—NOTES PAYABLE
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At March 31, 2025 and December 31, 2024, the Company had $71.0 million in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $150.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2027. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a floor of 0.50%. At March 31, 2025 and December 31, 2024, the Company had $80.0 million in outstanding borrowings on this credit facility. Subsequent to March 31, 2025 this facility was amended and availability increased to $250.0 million.
The Company has an agreement for a revolving note, which it can draw upon as needed. The agreement currently expires in September 2028. Borrowings on the revolving note are collateralized by the Company’s FNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 2.00%. The revolving note has a committed amount of $250.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of

$400.0 million. At March 31, 2025 and December 31, 2024, the Company had $189.0 million and $149.0 million, respectively, in outstanding borrowings on this credit facility.
NOTE 11—STOCKHOLDERS' EQUITY
Common Stock Dividends
The Company declared and paid $31.0 million in dividends during the three months ended March 31, 2025 and paid $30.7 million in dividends during the year ended December 31, 2024.
In conjunction with the payment of Guild's dividends, Guild issued 34,907 dividend equivalent units (“DEUs”) to holders of restricted stock units (“RSUs”) during the three months ended March 31, 2025 and issued 59,330 DEUs during the year ended December 31, 2024. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and an increase to additional paid-in capital.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the following 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. The share repurchase program allows the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by the Company’s Board of Directors at any time. The Company intends to fund any repurchases under the share repurchase program with cash on hand. During the three months ended March 31, 2025, the Company repurchased and subsequently retired 35,216 shares of its Class A common stock for $0.5 million at an average price of $12.94 per share, excluding commissions. During the three months ended March 31, 2024 the Company repurchased and subsequently retired 17,747 shares of its Class A common stock for $0.3 million at an average price of $14.16 per share, excluding commissions. As of March 31, 2025, $9.5 million remains available for repurchase.
NOTE 12—EARNINGS (LOSS) PER SHARE
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
The following table sets forth the components of basic and diluted earnings per share for the periods presented:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2025	2024
Net (loss) income attributable to Guild	$(23,897)	$28,498

Weighted average shares outstanding—Class A common stock	21,576	20,776
Weighted average shares outstanding—Class B common stock	40,333	40,333
Weighted average shares outstanding—Basic	61,909	61,109

Add: dilutive effects of unvested shares of restricted stock	—	1,048
Weighted average shares outstanding—Diluted	61,909	62,157

(Loss) earnings per share attributable to Class A and Class B common stock:
Basic	$(0.39)	$0.47
Diluted	$(0.39)	$0.46
Approximately 0.5 million potential shares of Class A common stock related to unvested RSUs were excluded from the calculation of diluted loss per share as a result of being anti-dilutive for the three months ended March 31, 2025. No shares of Class A common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the three months ended March 31, 2024.
NOTE 13—STOCK-BASED COMPENSATION
The Company’s stock-based compensation arrangements include grants of RSUs under the 2020 Omnibus Incentive Plan (the “2020 Plan”). Compensation costs recognized for these restricted stock grants were approximately $1.6 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively, and are included in salaries, incentive compensation and benefits. As of March 31, 2025, there was approximately $6.8 million of unrecognized compensation costs related to these unvested RSUs which is expected to be recognized over a weighted average period of 1.3 years.
NOTE 14—COMMITMENTS AND CONTINGENCIES
Reserves for Loan Repurchases from Investors
In the ordinary course of business, the Company has exposure to liabilities with respect to certain representations and warranties that we make to the investors who purchase loans that we originate. The liability for investor reserves is included within other liabilities in the Condensed Consolidated Balance Sheets.
The activity of the investor reserves was as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance — beginning of period	$23,362	$19,973
Provision for investor reserves	5,095	520
Realized losses, net	(6,508)	(2,215)
Balance — end of period	$21,949	$18,278
Commitments
The Company enters into IRLCs with customers who have applied for residential forward mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans at March 31, 2025 and December 31, 2024 were approximately $1.9 billion and $1.1 billion, respectively. The Company finances origination of reverse mortgage loans with warehouse lines of credit.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at March 31, 2025 and December 31, 2024 were approximately $2.6 billion and $2.1 billion, respectively.
The Company has originated reverse mortgage loans under which the borrowers have additional borrowing capacity of $140.3 million and $131.4 million at March 31, 2025 and December 31, 2024, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $1.5 million and $1.6 million in connection with reverse mortgage loans, outstanding at March 31, 2025 and December 31, 2024, respectively. The Company finances origination of reverse mortgage loans with warehouse lines of credit.
Legal Proceedings
The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 15—REGULATORY CAPITAL AND LIQUIDITY REQUIREMENTS
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $282.8 million and $277.0 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company was in compliance with this requirement.
NOTE 16—SEGMENTS
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
Servicing — The Company services loans primarily out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of March 31, 2025 the Company serviced at least one loan in 49 different states and the District of Columbia. The servicing segment provides a steady stream of cash flow to support the origination segment, and more importantly, it allows for the Company to build long-standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
The Company’s chief operating decision maker (“CODM”) is the executive management team consisting of the Chief Executive Officer and the President and Chief Operating Officer. The CODM uses net income for both reportable segments as its primary measure in assessing segment performance and how to allocate resources. The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting. The Company also does not allocate certain corporate expenses, which are represented by All Other in the tables below.

The following table presents the financial performance and results by segment for the three months ended March 31, 2025:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$184,161	$1,052	$185,213	$—	$185,213
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,915	—	2,915	—	2,915
Loan servicing and other fees	—	72,751	72,751	—	72,751
Valuation adjustment of mortgage servicing rights	—	(69,936)	(69,936)	—	(69,936)
Interest income	18,478	9,967	28,445	649	29,094
Interest expense	(15,475)	(855)	(16,330)	(5,749)	(22,079)
Other income, net	522	1	523	5	528
Net revenue	190,601	12,980	203,581	(5,095)	198,486
Expenses
Salaries, incentive compensation and benefits	149,921	10,172	160,093	13,119	173,212
General and administrative	21,573	3,720	25,293	3,860	29,153
Occupancy, equipment and communication	18,542	1,142	19,684	2,036	21,720
Depreciation and amortization	3,421	133	3,554	93	3,647
Provision for foreclosure losses	—	2,378	2,378	—	2,378
Total expenses	193,457	17,545	211,002	19,108	230,110
Income tax benefit	—	—	—	(7,665)	(7,665)
Net loss	$(2,856)	$(4,565)	$(7,421)	$(16,538)	$(23,959)

The following table presents the financial performance and results by segment for the three months ended March 31, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$133,664	$396	$134,060	$—	$134,060
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	3,230	—	3,230	—	3,230
Loan servicing and other fees	—	65,788	65,788	—	65,788
Valuation adjustment of mortgage servicing rights	—	20,778	20,778	—	20,778
Interest income	13,231	11,148	24,379	349	24,728
Interest expense	(12,567)	(692)	(13,259)	(3,282)	(16,541)
Other income (expense), net	364	22	386	(647)	(261)
Net revenue	137,922	97,440	235,362	(3,580)	231,782
Expenses
Salaries, incentive compensation and benefits	121,105	8,145	129,250	10,817	140,067
General and administrative	20,548	3,862	24,410	4,801	29,211
Occupancy, equipment and communication	16,935	966	17,901	1,914	19,815
Depreciation and amortization	3,491	141	3,632	122	3,754
Provision for foreclosure losses	—	392	392	—	392
Total expenses	162,079	13,506	175,585	17,654	193,239
Income tax expense	—	—	—	10,143	10,143
Net (loss) income	$(24,157)	$83,934	$59,777	$(31,377)	$28,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, including the condensed consolidated financial statements and related notes thereto included in Part I, Item 1. Prior period information has been revised to conform to the current period presentation. The following discussion includes forward-looking statements that reflect our plans, estimates and assumptions and involve numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A. Risk Factors” section of our 2024 Annual Report on Form 10-K. See also “Cautionary Statement Regarding Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section.
Executive Summary
This executive summary highlights selected 2025 and 2024 financial information that should be considered in the context of the additional discussions below.
•Guild originated $5.2 billion, $6.7 billion and $3.9 billion of mortgage loans during the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
•Purchase originations accounted for 87.6%, 82.3%, and 90.8% of total originations for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively. According to the Mortgage Bankers Association’s (“MBA”) April 2025 Mortgage Finance Forecast, purchase originations accounted for 70.8%, 61.5%, and 77.2% of total one-to-four family originations for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
•Guild’s servicing portfolio as of March 31, 2025 was $94.0 billion of unpaid principal balance (“UPB”) compared to $93.0 billion as of December 31, 2024 and $86.3 billion as of March 31, 2024, with the average size of the portfolio increasing 1.4% and 9.1%, respectively, over that time. The UPB of our servicing portfolio excludes loans subserviced by third-parties and includes loans held for sale and pending service release loans.
•Guild generated $23.9 million of net loss, $97.9 million of net income and $28.5 million of net income for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively. Guild generated diluted loss per share of $0.39, diluted earnings per share of $1.57 and diluted earnings per share of $0.46 for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
•Guild generated $21.6 million, $19.7 million and $8.0 million of adjusted net income for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively. Guild generated adjusted diluted earnings per share of $0.35, $0.32 and $0.13 for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
•Guild generated $36.4 million, $30.9 million and $16.0 million of adjusted EBITDA for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
•Guild’s return on average equity was (7.8)%, 32.5% and 9.5% for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively. Guild’s adjusted return on average equity was 7.0%, 6.5% and 2.7% for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
•Guild had book value per share of $19.39 and $20.24 at March 31, 2025 and December 31, 2024, respectively, and tangible net book value per share of $15.77 and $16.59 at March 31, 2025 and December 31, 2024, respectively.
•During the three months ended March 31, 2025, Guild had a 26% purchase recapture rate, a 31% refinance recapture rate and a 29% overall recapture rate, compared to 26%, 53%, and 42%, respectively, for the three months ended December 31, 2024 and 25%, 26%, and 26%, respectively, for the three months ended March 31, 2024.
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
Market and Economic Overview
Over the past year, the Federal Open Market Committee (“FOMC”) pivoted its stance with multiple rate cuts beginning in September 2024; its first moves since July 2023. Following the rate cuts in November and

December the Federal Reserve’s current target range is 4.25% to 4.5%. As a result of these policy moves and ongoing inflation concerns, market expectations stayed elevated, keeping 10-year Treasury yields at relatively high levels over the past year. Although those expectations shifted throughout the year, which did allow for a period of refinances and subsequent higher prepayment activity in the 3rd quarter of 2024, the MBA now anticipates episodic windows of refinance opportunity as rate volatility remains elevated. Significant policy uncertainty, including those related to trade restrictions and tariffs, and heightened market volatility have tempered growth expectations for 2025, with the economy on the edge of a potential recession and ongoing concerns around elevated inflation.
According to the MBA's April 2025 Mortgage Finance Forecast the average 30-year mortgage interest rate is expected to average near 7.0% during 2025, with a modest decline to around 6.7% by year-end, while the 10-year Treasury yield is projected to remain close to 4.5%. Heightened interest-rate volatility has widened mortgage–Treasury spreads, but these may narrow if overall market uncertainty subsides. Given the inverse relationship between interest rates and mortgage servicing rights (“MSRs”), MSR values could decrease slightly this year if rates decline. Currently, we do not employ a financial hedge strategy on our MSR portfolio to offset short-term earnings volatility, however we believe the origination segment supports the complementary natural hedge that is provided by our retail production channel. We recorded a loss of $69.9 million, a gain of $84.3 million and a gain of $20.8 million for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively, for changes in the fair value of our MSRs. See discussion below under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
The MBA’s April 2025 Mortgage Finance Forecast anticipates the industry’s total origination volume will increase by 16.7% in 2025, to $2.1 trillion from $1.8 trillion in 2024. For the first quarter of 2025 compared to the same period in 2024, the MBA forecasted an increase of 1.9%, while our originations increased by 35.1%, outpacing the market. The MBA is forecasting mortgage originations for purchases to increase by 7.4% in 2025 to $1.4 trillion from $1.3 trillion in 2024 and are predicting refinance originations to increase by 41.1% in 2025 to $693 billion from $491 billion in 2024. Guild is well positioned to meet or exceed this growth through our historical acquisitions, organic recruiting and future potential partnerships. The MBA is forecasting total home sales to increase by a more modest pace in 2025 after remaining relatively flat for 2024 with prices stabilizing. While home-buying affordability challenges remain elevated and are expected to be challenging for 2025, there will be continued variability within local markets. Existing housing supply remains constrained as many homeowners with mortgage interest rates well below the current rates are choosing not to sell. Market and economic challenges have led to higher levels of competition and lower gain on sale margins and profitability. Margins may continue to be impacted placing sustained pressure on returns. However, future margins will depend on future market demand, capacity and other macroeconomic factors.
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

The tables below provides detail regarding the composition of our origination volume and other key performance indicators and metrics for the periods presented.

	Three Months Ended		Change	% Change
($ and units in thousands)	March 31, 2025	December 31, 2024
Origination Data
Loan origination volume by type:
Conventional conforming	$2,772,485	$3,764,595	$(992,110)	(26.4)%
Government(1)	1,425,497	1,820,938	(395,441)	(21.7)%
Other(2)	1,006,583	1,160,907	(154,324)	(13.3)%
Total originations(3)	$5,204,565	$6,746,440	$(1,541,875)	(22.9)%
Total originations (units)(4)	15.3	19.6	(4.3)	(21.9)%
Total loans sold(5)	$5,191,405	$6,733,655	$(1,542,250)	(22.9)%
Service retained(6)	60.2%	63.5%	(3.3)%	(5.2)%
Gain on sale margin (bps)(7)	376	317	59	18.6%
Weighted average note rate	6.7%	6.4%	0.3%	4.7%
Excludes reverse and brokered loans:
Purchase origination %	87.6%	82.3%	5.3%	6.4%
Refinance origination %	12.4%	17.7%	(5.3)%	(29.9)%
Total locked volume(8)	$6,528,769	$6,372,555	$156,214	2.5%
Pull-through adjusted locked volume(9)	$5,862,835	$5,652,456	$210,379	3.7%
Gain on sale margin on pull-through adjusted locked volume (bps)(10)	316	360	(44)	(12.2)%
Purchase recapture rate(11)	26.4%	26.4%	—%	—%
Refinance recapture rate(11)	30.9%	53.3%	(22.4)%	(42.0)%
Overall recapture rate(11)	28.7%	42.3%	(13.6)%	(32.2)%

	Three Months Ended		Change	% Change
($ and units in thousands)	March 31, 2025	March 31, 2024
Origination Data
Loan origination volume by type:
Conventional conforming	$2,772,485	$2,211,777	$560,708	25.4%
Government(1)	1,425,497	1,129,649	295,848	26.2%
Other(2)	1,006,583	511,113	495,470	96.9%
Total originations(3)	$5,204,565	$3,852,539	$1,352,026	35.1%
Total originations (units)(4)	15.3	11.9	3.4	28.6%
Total loans sold(5)	$5,191,405	$3,558,319	$1,633,086	45.9%
Service retained(6)	60.2%	72.2%	(12.0)%	(16.6)%
Gain on sale margin (bps)(7)	376	364	12	3.3%
Weighted average note rate	6.7%	6.7%	—%	—%
Excludes reverse and brokered loans:
Purchase origination %	87.6%	90.8%	(3.2)%	(3.5)%
Refinance origination %	12.4%	9.2%	3.2%	34.8%
Total locked volume(8)	$6,528,769	$5,247,958	$1,280,811	24.4%
Pull-through adjusted locked volume(9)	$5,862,835	$4,618,203	$1,244,632	27.0%
Gain on sale margin on pull-through adjusted locked volume (bps)(10)	316	290	26	9.0%
Purchase recapture rate(11)	26.4%	25.3%	1.1%	4.3%
Refinance recapture rate(11)	30.9%	25.9%	5.0%	19.3%
Overall recapture rate(11)	28.7%	25.6%	3.1%	12.1%
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
(7)Represents loan origination fees and gain on sale of loans, net plus gain on reverse mortgage loans held for investment and home equity conversion mortgage-backed securities (“HMBS”) related borrowings, net divided by total originations, excluding brokered and wholesale loans, to derive basis points.
(8)Total locked volume represents the aggregate dollar value of the potential loans for which we have agreed to extend credit to consumers at specified rates for a specified period of time, subject to certain contingencies that are described in the interest rate lock commitments (“IRLCs”) between us and each of those consumers. The total locked volume for a given period is representative of the IRLCs that we have initially entered into during that period.
(9)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 89.8%, 88.7% and 88.0% as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
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

The tables below provides details regarding our servicing segment and key performance indicators and metrics, excluding loans subserviced by third-parties and reverse mortgages, for the periods presented.

	Three Months Ended		Change	% Change
($ and units in thousands)	March 31, 2025	December 31, 2024
Servicing Data(1)
UPB of servicing portfolio (period end)(2)	$94,005,693	$92,998,862	$1,006,831	1.1%
UPB of servicing portfolio (average)(2)	$93,502,278	$92,242,013	$1,260,265	1.4%
Loans serviced (period end)(3)	373	370	3	0.8%
Loans serviced (average)(3)	372	368	4	1.1%
Weighted average servicing fee	0.31%	0.32%	(0.01)%	(3.1)%
Weighted average coupon rate	4.5%	4.4%	0.1%	2.3%
Weighted average prepayment speed(4)	8.6%	8.2%	0.4%	4.9%
MSR multiple (period end)(5)	4.6	4.9	(0.3)	(6.1)%
Loan delinquency rate 60-plus days (period end)	1.8%	2.0%	(0.2)%	(10.0)%

	Three Months Ended		Change	% Change
($ and units in thousands)	March 31, 2025	March 31, 2024
Servicing Data(1)
UPB of servicing portfolio (period end)(2)	$94,005,693	$86,319,074	$7,686,619	8.9%
UPB of servicing portfolio (average)(2)	$93,502,278	$85,676,487	$7,825,791	9.1%
Loans serviced (period end)(3)	373	349	24	6.9%
Loans serviced (average)(3)	372	347	25	7.2%
Weighted average servicing fee	0.31%	0.31%	—%	—%
Weighted average coupon rate	4.5%	4.2%	0.3%	7.1%
Weighted average prepayment speed(4)	8.6%	8.0%	0.6%	7.5%
MSR multiple (period end)(5)	4.6	4.7	(0.1)	(2.1)%
Loan delinquency rate 60-plus days (period end)	1.8%	1.6%	0.2%	12.5%
__________________________
(1)Excludes subserviced forward and reverse mortgage loans, which had ending UPB of $1.9 billion, $1.9 billion and $320.7 million as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
(2)Includes loans held for sale and pending service release loans, which had ending UPB of $1.5 billion, $1.6 billion and $1.2 billion as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
(3)Includes approximately 6 thousand, 5 thousand and 4 thousand of loans held for sale and pending service release loans as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
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
Adjusted return on average equity. Return on average equity is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted return on average equity, a non-GAAP measure. We define adjusted return on average equity as annualized adjusted net income as a percentage of average beginning and ending stockholders’ equity during the period.
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

Reconciliation of Net (Loss) Income to Adjusted Net Income and (Loss) Earnings Per Share to Adjusted Earnings Per Share
	Three Months Ended		Three Months Ended
(in thousands, except per share amounts)	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Net (loss) income attributable to Guild	$(23,897)	$97,942	$(23,897)	$28,498
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	55,020	(107,405)	55,020	(32,897)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	2,001	(1,659)	2,001	1,134
Amortization of acquired intangible assets	2,229	2,229	2,229	2,168
Stock-based compensation	1,602	2,023	1,602	2,137
Tax impact of adjustments(1)	(15,335)	26,604	(15,335)	7,002
Adjusted net income	$21,620	$19,734	$21,620	$8,042
Weighted average shares outstanding of Class A and Class B common stock:
Basic	61,909	61,768	61,909	61,109
Diluted	61,909	62,476	61,909	62,157
Adjusted diluted(2)	62,439	62,476	62,439	62,157

(Loss) earnings per share—Basic	$(0.39)	$1.59	$(0.39)	$0.47
(Loss) earnings per share—Diluted	$(0.39)	$1.57	$(0.39)	$0.46
Adjusted earnings per share—Basic	$0.35	$0.32	$0.35	$0.13
Adjusted earnings per share—Diluted	$0.35	$0.32	$0.35	$0.13
___________________________
(1)Calculated using the estimated effective tax rates of 25.2%, 25.4% and 25.5% for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
(2)Adjusted diluted weighted average shares outstanding of Class A and Class B common stock for the three months ended March 31, 2025 includes 0.5 million potential shares of Class A common stock related to unvested RSUs that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive. There were no adjustments for the three months ended December 31, 2024 and March 31, 2024.

Reconciliation of Net (Loss) Income to Adjusted EBITDA
	Three Months Ended		Three Months Ended
($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Net (loss) income	$(23,959)	$97,892	$(23,959)	$28,400
Add adjustments:
Interest expense on non-funding debt	5,749	5,423	5,749	3,281
Income tax (benefit) expense	(7,665)	30,928	(7,665)	10,143
Depreciation and amortization	3,647	3,661	3,647	3,754
Change in fair value of MSRs due to model inputs and assumptions	55,020	(107,405)	55,020	(32,897)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	2,001	(1,659)	2,001	1,134
Stock-based compensation	1,602	2,023	1,602	2,137
Adjusted EBITDA	$36,395	$30,863	$36,395	$15,952

Reconciliation of Return on Average Equity to Adjusted Return on Average Equity
	Three Months Ended		Three Months Ended
($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Income Statement Data:
Net (loss) income attributable to Guild	$(23,897)	$97,942	$(23,897)	$28,498
Adjusted net income	$21,620	$19,734	$21,620	$8,042

Denominator: Average stockholders' equity	$1,227,128	$1,205,953	$1,227,128	$1,198,822
Return on average equity	(7.8)%	32.5%	(7.8)%	9.5%
Adjusted return on average equity	7.0%	6.5%	7.0%	2.7%

Reconciliation of Book Value Per Share to Tangible Net Book Value Per Share
(in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Total stockholders' equity	$1,200,245	$1,254,010
Less: non-controlling interests	425	487
Total stockholders' equity attributable to Guild	$1,199,820	$1,253,523
Adjustments:
Goodwill	(198,724)	(198,724)
Intangible assets, net	(25,041)	(27,270)
Tangible common equity	$976,055	$1,027,529

Ending shares of Class A and Class B common stock outstanding	61,891	61,926

Book value per share	$19.39	$20.24
Tangible net book value per share(1)	$15.77	$16.59
___________________________
(1)Tangible net book value per share uses the same denominator as book value per share.

Results of Operations
The following tables summarize our Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 compared to December 31, 2024 and the three months ended March 31, 2025 compared to 2024.

	Three Months Ended
($ in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$185,213	$203,272	$(18,059)	(8.9)%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,915	3,312	(397)	(12.0)%
Loan servicing and other fees	72,751	70,876	1,875	2.6%
Valuation adjustment of mortgage servicing rights	(69,936)	84,319	(154,255)	(182.9)%
Interest income	29,094	41,694	(12,600)	(30.2)%
Interest expense	(22,079)	(31,316)	9,237	29.5%
Other income, net	528	830	(302)	(36.4)%
Net revenue	198,486	372,987	(174,501)	(46.8)%
Expenses
Salaries, incentive compensation and benefits	173,212	196,246	(23,034)	(11.7)%
General and administrative	29,153	22,777	6,376	28.0%
Occupancy, equipment and communication	21,720	20,375	1,345	6.6%
Depreciation and amortization	3,647	3,661	(14)	(0.4)%
Provision for foreclosure losses	2,378	1,108	1,270	114.6%
Total expenses	230,110	244,167	(14,057)	(5.8)%
(Loss) income before income taxes	(31,624)	128,820	(160,444)	(124.5)%
Income tax (benefit) expense	(7,665)	30,928	(38,593)	(124.8)%
Net (loss) income	(23,959)	97,892	(121,851)	(124.5)%
Net loss attributable to non-controlling interests	(62)	(50)	(12)	(24.0)%
Net (loss) income attributable to Guild	$(23,897)	$97,942	$(121,839)	(124.4)%

	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$185,213	$134,060	$51,153	38.2%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,915	3,230	(315)	(9.8)%
Loan servicing and other fees	72,751	65,788	6,963	10.6%
Valuation adjustment of mortgage servicing rights	(69,936)	20,778	(90,714)	(436.6)%
Interest income	29,094	24,728	4,366	17.7%
Interest expense	(22,079)	(16,541)	(5,538)	(33.5)%
Other income (expense), net	528	(261)	789	302.3%
Net revenue	198,486	231,782	(33,296)	(14.4)%
Expenses
Salaries, incentive compensation and benefits	173,212	140,067	33,145	23.7%
General and administrative	29,153	29,211	(58)	(0.2)%
Occupancy, equipment and communication	21,720	19,815	1,905	9.6%
Depreciation and amortization	3,647	3,754	(107)	(2.9)%
Provision for foreclosure losses	2,378	392	1,986	506.6%
Total expenses	230,110	193,239	36,871	19.1%
(Loss) income before income taxes	(31,624)	38,543	(70,167)	(182.0)%
Income tax (benefit) expense	(7,665)	10,143	(17,808)	(175.6)%
Net (loss) income	(23,959)	28,400	(52,359)	(184.4)%
Net loss attributable to non-controlling interests	(62)	(98)	36	36.7%
Net (loss) income attributable to Guild	$(23,897)	$28,498	$(52,395)	(183.9)%
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Gain on sale of loans	$122,914	$133,779	$(10,865)	(8.1)%
Loan origination fees	23,215	24,263	(1,048)	(4.3)%
Fair value of originated MSRs	38,484	62,078	(23,594)	(38.0)%
Changes in fair value of mortgage loans held for sale (“MLHS”) and IRLCs	26,795	(29,871)	56,666	189.7%
Changes in fair value of forward commitments	(21,100)	17,211	(38,311)	(222.6)%
Provision for investor reserves	(5,095)	(4,188)	(907)	(21.7)%
Total loan origination fees and gain on sale of loans, net	$185,213	$203,272	$(18,059)	(8.9)%
The decrease in gain on sale of loans for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 was driven by a decrease in loan sales of $1.5 billion, or 22.9% and offset by the increase in gain on sale margin.

The decrease in the fair value of originated MSRs for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 was due to the decrease in retained sales and overall declines in MSR value in the quarter as interest rates fluctuated.
The change in fair value of MLHS and IRLC for the three months ended March 31, 2025 was driven by an increase in pull-through adjusted locked volume and loans held for sale as of period end, as well as an increase in valuations.
The change in fair value of forward commitments for the three months ended March 31, 2025 of $21.1 million was driven by the increase in volume of forward commitments consistent with the increase in volume of the interest rate lock commitments and loans held for sale, as well as unfavorable market pricing and volatility as compared to the previous quarter.
The increase in provision for investor reserves for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 is due to an increase in forecasted loss estimates based on recent repurchase and loan sale activity.

	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024	$ Change	% Change
Gain on sale of loans	$122,914	$67,586	$55,328	81.9%
Loan origination fees	23,215	11,267	11,948	106.0%
Fair value of originated MSRs	38,484	34,234	4,250	12.4%
Changes in fair value of MLHS and IRLCs	26,795	5,105	21,690	424.9%
Changes in fair value of forward commitments	(21,100)	16,388	(37,488)	(228.8)%
Provision for investor reserves	(5,095)	(520)	(4,575)	(879.8)%
Total loan origination fees and gain on sale of loans, net	$185,213	$134,060	$51,153	38.2%
The increase in gain on sale of loans for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by an increase in loan sales as well as an increase in gain on sale margins and gains on settled commitments.
Loan origination fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased $11.9 million, or 106.0% due to the increase in loan volume and a shift in product mix towards loans with higher origination fees.
The increase in the fair value of originated MSRs for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to an increase in retained sales volume for the three months ended March 31, 2024 and offset by a decrease in the average value of originated MSRs.
The change in fair value of MLHS and IRLC for the three months ended March 31, 2025 was driven by an increase in pull-through adjusted locked volume and loans held for sale as of period end and a slight increase in valuations.
The change in fair value of forward commitments for the three months ended March 31, 2025 of $21.1 million was driven by an increase in the volume of forward commitments consistent with the increase in volume of the interest rate lock commitments and loans held for sale, as well as unfavorable market pricing and volatility as compared to the prior year.
The increase in provision for investor reserves for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is due to an increase in loan origination activity as well as updates to forecasted loss estimates based on recent repurchase and loan sale activity.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings, Net
The gain on origination and securitization related to our reverse mortgage portfolio was $2.9 million, $3.3 million and $3.2 million for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended			% Change
($ in thousands)	March 31, 2025	December 31, 2024	$ Change
Servicing fee income	$71,300	$70,390	$910	1.3%
Late fees	2,548	2,180	368	16.9%
Other ancillary servicing revenue and fees	(1,097)	(1,694)	597	35.2%
Total loan servicing and other fees	$72,751	$70,876	$1,875	2.6%
Loan servicing and other fees increased 2.6% for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024, from $70.9 million to $72.8 million. The increase was mostly due to the 1.4% increase in the average UPB of our servicing portfolio and the increase in the average number of loans serviced.

	Three Months Ended			% Change
($ in thousands)	March 31, 2025	March 31, 2024	$ Change
Servicing fee income	$71,300	$64,034	$7,266	11.3%
Late fees	2,548	2,056	492	23.9%
Other ancillary servicing revenue and fees	(1,097)	(302)	(795)	(263.2)%
Total loan servicing and other fees	$72,751	$65,788	$6,963	10.6%
Loan servicing and other fees increased 10.6% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, from $65.8 million to $72.8 million. The increase was mostly due to the 9.1% increase in the average UPB of our servicing portfolio and the increase in the average number of loans serviced.
Valuation Adjustment of Mortgage Servicing Rights
The tables below provide the components of our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(14,916)	$(23,086)	$8,170	35.4%
Change in fair value of MSRs due to model inputs and assumptions	(55,020)	107,405	(162,425)	(151.2)%
Total MSR valuation adjustment	$(69,936)	$84,319	$(154,255)	(182.9)%

	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(14,916)	$(12,119)	$(2,797)	(23.1)%
Change in fair value of MSRs due to model inputs and assumptions	(55,020)	32,897	(87,917)	(267.2)%
Total MSR valuation adjustment	$(69,936)	$20,778	$(90,714)	(436.6)%
The fair value of MSRs is driven by changes in mortgage interest rates and prepayment speeds, which generally move inversely. Rising rates slow prepayments, increasing MSR value, while falling rates accelerate prepayments, reducing MSR value. Other factors, such as discount rates and servicing cost, also affect fair value. The weighted average estimated prepayment speed of loans in our servicing portfolio increased to 8.6% at March 31, 2025 compared to 8.2% at December 31, 2024, and 8.0% at March 31, 2024. The 30-year mortgage interest rate decreased during the three months ended March 31, 2025, resulting in an increase in estimated prepayment speed, leading to a $55.0 million decrease in fair value of MSRs during the three months ended March 31, 2025. Actual prepayments decreased 31.9% from $1.6 billion during the three months ended December 31, 2024 to $1.1 billion during the three months ended March 31, 2025, leading to $8.2 million lower collection/realization of cash flows compared to prior quarter. Prepayments increased 45.8% from $0.8 billion for the three months ended March 31, 2024 to $1.1 billion for the three months ended March 31, 2025, leading to $2.8 million higher collection/realization of cash flows compared to prior year.
Interest Income
The tables below provide additional details regarding our interest income for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Interest income, funding	$17,786	$26,635	$(8,849)	(33.2)%
Interest income earnings credit	9,967	13,569	(3,602)	(26.5)%
Other	1,341	1,490	(149)	(10.0)%
Total interest income	$29,094	$41,694	$(12,600)	(30.2)%
Interest income, funding decreased for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 due to a decrease in origination volume of 22.9% and a decrease in the daily average balance of our loans held for sale.
Interest income earnings credit decreased for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 due to a decrease in the earnings credit rate and lower cash balances with our banking partners.

	Three Months Ended			% Change
($ in thousands)	March 31, 2025	March 31, 2024	$ Change
Interest income, funding	$17,786	$12,695	$5,091	40.1%
Interest income earnings credit	9,967	11,148	(1,181)	(10.6)%
Other	1,341	885	456	51.5%
Total interest income	$29,094	$24,728	$4,366	17.7%
Interest income, funding increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to an increase in origination volume.
Interest income earnings credit decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due a decrease in the earnings credit rate partially offset by higher cash balances with our banking partners.
Interest Expense
The tables below provide additional details regarding our interest expense for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Interest expense, funding facilities	$13,619	$22,783	$(9,164)	(40.2)%
Interest expense, other financing	6,028	5,761	267	4.6%
Bank servicing charges	1,855	1,807	48	2.7%
Payoff interest expense	577	965	(388)	(40.2)%
Total interest expense	$22,079	$31,316	$(9,237)	(29.5)%
Interest expense, funding facilities decreased for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 due to lower average daily balances held with our warehouse lenders as origination volumes have decreased, and a decrease in time from close to purchase.

	Three Months Ended			% Change
($ in thousands)	March 31, 2025	March 31, 2024	$ Change
Interest expense, funding facilities	$13,619	$11,188	$2,431	21.7%
Interest expense, other financing	6,028	3,590	2,438	67.9%
Bank servicing charges	1,855	1,379	476	34.5%
Payoff interest expense	577	384	193	50.3%
Total interest expense	$22,079	$16,541	$5,538	33.5%
Interest expense funding facilities increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the increase in average daily balances held with our warehouse lenders due to the increase in origination volume.
Interest expense, other financing increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in the average balances on our notes payable.
Expenses
Salaries, Incentive Compensation and Benefits
The tables below provide additional details regarding our salaries, incentives compensation and benefits expense for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Salaries	$86,217	$90,719	$(4,502)	(5.0)%
Incentive compensation	58,744	75,908	(17,164)	(22.6)%
Benefits	28,251	29,619	(1,368)	(4.6)%
Total salaries, incentive compensation and benefits expense	$173,212	$196,246	$(23,034)	(11.7)%
Salaries expense decreased for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024, primarily due to lower costs per full-time employee and decreases in bonus expense driven by lower volume and acquisition related activity.
Incentive compensation expense decreased for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024, primarily due to the decrease in origination volume.

	Three Months Ended			% Change
($ in thousands)	March 31, 2025	March 31, 2024	$ Change
Salaries	$86,217	$73,990	$12,227	16.5%
Incentive compensation	58,744	42,081	16,663	39.6%
Benefits	28,251	23,996	4,255	17.7%
Total salaries, incentive compensation and benefits expense	$173,212	$140,067	$33,145	23.7%
Salaries expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to increased headcount related to acquisitions.
Incentive compensation expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the increase in origination volume of 35.1%.
Benefits expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increased headcount and overall compensation increases.

General and Administrative
The tables below provide additional details regarding our general and administrative expense for the periods presented.

	Three Months Ended		$ Change	% Change
($ in thousands)	March 31, 2025	December 31, 2024
Professional fees	$12,499	$12,336	$163	1.3%
Advertising and promotions	8,500	5,145	3,355	65.2%
Office supplies, travel and entertainment	3,786	3,742	44	1.2%
Contingent liability and notes receivable fair value adjustment, net	2,001	(1,659)	3,660	220.6%
Other	2,367	3,213	(846)	(26.3)%
Total general and administrative expense	$29,153	$22,777	$6,376	28.0%
Advertising and promotions expense increased for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024, due to our annual sales meeting that occurred during the quarter.
Contingent liability and notes receivable fair value adjustment increased for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 due to revisions made to the estimated fair value of earn-out obligations related to our acquisitions based on latest forecasted amounts.

	Three Months Ended		$ Change	% Change
($ in thousands)	March 31, 2025	March 31, 2024
Professional fees	$12,499	$15,055	$(2,556)	(17.0)%
Advertising and promotions	8,500	7,661	839	11.0%
Office supplies, travel and entertainment	3,786	3,798	(12)	(0.3)%
Contingent liability and notes receivable fair value adjustment, net	2,001	1,134	867	76.5%
Other	2,367	1,563	804	51.4%
Total general and administrative expense	$29,153	$29,211	$(58)	(0.2)%
Professional fees decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to decreases in legal fees and settlements of $2.6 million and $1.3 million for accounting and other professional fees, offset by an increase in per-loan verification fees as a result of third-party pricing increases and increases in origination volume.
Advertising and promotions expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in marketing costs to support the increase in the number of our sales professionals and origination volumes.
The increase to the contingent liability fair value adjustment, net during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to new acquisitions in the current year and revisions made to the estimated fair value of earn-out obligations based on latest forecasted amounts.
Other expenses increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to subservicing fee expense for an MSR portfolio purchased in the second quarter of 2024.

Occupancy, Equipment and Communication
The tables below provide additional details regarding our occupancy, equipment and communication expense for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Occupancy	$11,106	$10,947	$159	1.5%
Equipment	2,473	2,511	(38)	(1.5)%
Communication	8,141	6,917	1,224	17.7%
Total occupancy, equipment and communication expense	$21,720	$20,375	$1,345	6.6%
Total occupancy, equipment and communication expense increased from $20.4 million for the three months ended December 31, 2024 to $21.7 million for the three months ended March 31, 2025 due to an increase in communication expenses related to annual vendor software license renewals.

	Three Months Ended			% Change
($ in thousands)	March 31, 2025	March 31, 2024	$ Change
Occupancy	$11,106	$11,133	$(27)	(0.2)%
Equipment	2,473	2,043	430	21.0%
Communication	8,141	6,639	1,502	22.6%
Total occupancy, equipment and communication expense	$21,720	$19,815	$1,905	9.6%
Total occupancy, equipment and communication expense increased from $19.8 million for the three months ended March 31, 2024 to $21.7 million for the three months ended March 31, 2025 due to an increase in equipment and communication expense related to leased equipment rental and vendor software licenses due to headcount and acquisition growth.
Depreciation and Amortization
Depreciation and amortization expense decreased slightly from $3.7 million for the three months ended December 31, 2024 to $3.6 million for the three months ended March 31, 2025 due to lower depreciation expense on fixed assets. Depreciation and amortization expense decreased from $3.8 million during the three months ended March 31, 2024 to $3.6 million for the three months ended March 31, 2025 due to lower depreciation expense on capitalized software.
Provision for Foreclosure Losses
Our provision for foreclosure losses increased from a provision of $1.1 million for the three months ended December 31, 2024 to $2.4 million for the three months ended March 31, 2025, primarily due to an increase in the number of loans in foreclosure related to the expiration of VA foreclosure moratorium. Our provision for foreclosure losses increased from a provision of $0.4 million for the three months ended March 31, 2024 to $2.4 million for the three months ended March 31, 2025 due to an increase in number of loans in foreclosure, partially offset by the average loss rate experienced on loans in foreclosure.
Our 60-plus days delinquency rate was 1.8%, 2.0% and 1.6% at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The delinquency rate decreased compared to the prior quarter primarily due to seasonality. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Income Taxes
Income tax decreased from an expense of $30.9 million for the three months ended December 31, 2024 to a benefit of $7.7 million for the three months ended March 31, 2025. The effective tax rates for the three months ended March 31, 2025 and December 31, 2024 were 24.2% and 24.0%, respectively. Income tax decreased from an expense of $10.1 million for the three months ended March 31, 2024 to a benefit of $7.7 million for the three months ended March 31, 2025. The effective tax rates for the three months ended March 31, 2025 and 2024 were 24.2% and 26.3%, respectively. The decrease in income tax expense for three months ended March 31, 2025 was primarily driven by the change from net income to net loss from the prior quarter and prior year.

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
Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for three months ended March 31, 2025 compared to the three months ended December 31, 2024 and the three months ended March 31, 2025 compared to the three months ended March 31, 2024. These results do not include unallocated corporate costs. See “Note 16—Segments” of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information about our segments.
Origination
The tables below provide additional details regarding our origination segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	March 31, 2025	December 31, 2024	Change	% Change
Total originations(1)	$5,204,565	$6,746,440	$(1,541,875)	(22.9)%
Total originations (units)(2)	15.3	19.6	(4.3)	(21.9)%

Loan origination fees and gain on sale, net	$184,161	$202,692	$(18,531)	(9.1)%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,915	3,312	(397)	(12.0)%
Interest income, net	3,003	2,936	67	2.3%
Other income, net	522	765	(243)	(31.8)%
Net revenue	190,601	209,705	(19,104)	(9.1)%
Salaries, incentive compensation and benefits	149,921	173,087	(23,166)	(13.4)%
General and administrative	21,573	14,889	6,684	44.9%
Occupancy, equipment and communication	18,542	17,410	1,132	6.5%
Depreciation and amortization	3,421	3,477	(56)	(1.6)%
Total expenses	193,457	208,863	(15,406)	(7.4)%
Net (loss) income allocated to origination	$(2,856)	$842	$(3,698)	(439.2)%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net income allocated to our origination segment declined by $3.7 million, or 439.2%, for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024, primarily due to a decrease in net revenue of $19.1 million, or 9.1%, offset by a 7.4% decrease in volume related expenses.
Total originations decreased $1.5 billion, or 22.9%, and total origination units decreased by 21.9% for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 driven by seasonality.

Our gain on sale margins increased to 376 basis points for the three months ended March 31, 2025 from 317 basis points for the previous quarter ended December 31, 2024 due to interest rate and market volatility.
Our purchase volume percentage increased from 82.3% to 87.6% of total originations for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 due to interest rate decreases seen during the prior quarter which led to an increase in refinance activity.
The percentage of service retained originations decreased to 60.2% for the three months ended March 31, 2025 compared to 63.5% for the previous quarter ended December 31, 2024 due to continued higher execution opportunities on service released sales.

	Three Months Ended
($ and units in thousands)	March 31, 2025	March 31, 2024	Change	% Change
Total originations(1)	$5,204,565	$3,852,539	$1,352,026	35.1%
Total originations (units)(2)	15.3	11.9	3.4	28.6%

Loan origination fees and gain on sale, net	$184,161	$133,664	$50,497	37.8%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,915	3,230	(315)	(9.8)%
Interest income, net	3,003	664	2,339	352.3%
Other income, net	522	364	158	43.4%
Net revenue	190,601	137,922	52,679	38.2%
Salaries, incentive compensation and benefits	149,921	121,105	28,816	23.8%
General and administrative	21,573	20,548	1,025	5.0%
Occupancy, equipment and communication	18,542	16,935	1,607	9.5%
Depreciation and amortization	3,421	3,491	(70)	(2.0)%
Total expenses	193,457	162,079	31,378	19.4%
Net loss allocated to origination	$(2,856)	$(24,157)	$21,301	88.2%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net loss allocated to our origination segment improved significantly by $21.3 million, or 88.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in net revenue of $52.7 million, or 38.2%, which was partially offset by our 19.4% increase in volume related expenses, showing our ability to scale as we grow originations.
Total originations increased $1.4 billion, or 35.1%, and total origination units increased by 28.6% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 driven by expansion from prior year acquisition and organic recruiting.
Our gain on sale margins increased to 376 basis points for the three months ended March 31, 2025 from 364 basis points for the three months ended March 31, 2024 due to interest rate and market volatility.
Our purchase volume percentage decreased slightly from 90.8% to 87.6% of total originations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 driven by increased refinance activity led by periodic drops in interest rates during the first quarter of 2025.
The percentage of service retained originations decreased to 60.2% for the three months ended March 31, 2025 compared to 72.2% for the three months ended March 31, 2024 due to receiving higher execution on service released sales.

Servicing
The tables below provide additional details regarding our servicing segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	March 31, 2025	December 31, 2024	Change	% Change
Average UPB of servicing portfolio(1)	$93,502,278	$92,242,013	$1,260,265	1.4%
Average loans serviced(2)	372	368	4	1.1%

Loan servicing and other fees	$72,751	$70,876	$1,875	2.6%
Loan origination fees and gain on sale, net	1,052	580	472	81.4%
Other income, net	1	49	(48)	(98.0)%
Total revenue	73,804	71,505	2,299	3.2%
Valuation adjustment of MSRs	(69,936)	84,319	(154,255)	(182.9)%
Interest income, net	9,112	12,267	(3,155)	(25.7)%
Net revenue	12,980	168,091	(155,111)	(92.3)%
Salaries, incentive compensation and benefits	10,172	9,823	349	3.6%
General and administrative	3,720	3,570	150	4.2%
Occupancy, equipment and communication	1,142	1,120	22	2.0%
Depreciation and amortization	133	108	25	23.1%
Provision for foreclosure losses	2,378	1,108	1,270	114.6%
Total expenses	17,545	15,729	1,816	11.5%
Net (loss) income allocated to servicing	$(4,565)	$152,362	$(156,927)	(103.0)%
__________________________
(1)Excludes subserviced and reverse mortgage loans, which had UPB of $1.9 billion and $1.9 billion as of March 31, 2025 and December 31, 2024, respectively, and includes loans held for sale and pending service release loans of $1.5 billion and $1.6 billion, respectively.
(2)Includes loans held for sale and pending service release loans, which had period end number of loans serviced of approximately 6 thousand and 5 thousand as of March 31, 2025 and December 31, 2024, respectively.
Net income allocated to servicing decreased significantly by $156.9 million, or 103.0%, for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 primarily due a $154.3 million decrease in the valuation adjustment of MSRs during the quarter. See discussion above under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
Total revenue for the three months ended March 31, 2025 increased 3.2% compared to the previous quarter ended December 31, 2024, in line with the increase in average UPB of the servicing portfolio of 1.4% and the increase in average number of loans serviced by 1.1% for the same period.
The provision for foreclosure losses increased $1.3 million, or 114.6% for the three months ended March 31, 2025 compared to the previous quarter ended December 31, 2024 due to an increase in expected losses. See discussion above under “—Results of Operations—Expenses—Provision for Foreclosure Losses”.

	Three Months Ended
($ and units in thousands)	March 31, 2025	March 31, 2024	Change	% Change
Average UPB of servicing portfolio(1)	$93,502,278	$85,676,487	$7,825,791	9.1%
Average loans serviced(2)	372	347	25	7.2%

Loan servicing and other fees	$72,751	$65,788	$6,963	10.6%
Loan origination fees and gain on sale, net	1,052	396	656	165.7%
Other income, net	1	22	(21)	(95.5)%
Total revenue	73,804	66,206	7,598	11.5%
Valuation adjustment of MSRs	(69,936)	20,778	(90,714)	(436.6)%
Interest income, net	9,112	10,456	(1,344)	(12.9)%
Net revenue	12,980	97,440	(84,460)	(86.7)%
Salaries, incentive compensation and benefits	10,172	8,145	2,027	24.9%
General and administrative	3,720	3,862	(142)	(3.7)%
Occupancy, equipment and communication	1,142	966	176	18.2%
Depreciation and amortization	133	141	(8)	(5.7)%
Provision for foreclosure losses	2,378	392	1,986	506.6%
Total expenses	17,545	13,506	4,039	29.9%
Net (loss) income allocated to servicing	$(4,565)	$83,934	$(88,499)	(105.4)%
__________________________
(1)Excludes subserviced and reverse mortgage loans, which had UPB of $1.9 billion and $320.7 million as of March 31, 2025 and 2024, respectively, and includes loans held for sale and pending service release loans of $1.5 billion and $1.2 billion, respectively.
(2)Includes loans held for sale and pending service release loans, which had period end number of loans serviced of approximately 6 thousand and 4 thousand as of March 31, 2025 and 2024, respectively.
Net income allocated to servicing decreased significantly by $88.5 million, or 105.4%, for the three months ended March 31, 2025 compared to March 31, 2024 primarily due to a $90.7 million decrease in the valuation adjustment of MSRs during the period.
Total revenue for the three months ended March 31, 2025 increased 11.5% compared to the three months ended March 31, 2024, in line with the increase in average UPB of the servicing portfolio of 9.1% and the increase in average number of loans serviced by 7.2% for the same period.
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
•share repurchases; and
•payment of dividends.
We are also subject to contingencies that may have a significant effect on the use of our cash, such as earn-outs on our prior acquisitions. We believe that our cash flows from operations and other available sources of liquidity will be sufficient to fund our operations and meet our material cash requirements for the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our loan funding facilities.
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
Our loan funding facilities are primarily in the form of master repurchase agreements, which we refer to as “warehouse lines of credit.” Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from our operations. Once closed, the underlying mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During 2025, our loans remained on warehouse lines of credit for an average of 16 days. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we must pay under the loan funding facilities.
When we sell a pool of loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the loan funding facilities. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our loan funding facilities.
As of March 31, 2025, we had twelve different loan funding facilities in different amounts and with various maturities, including an early buyout facility. The early buyout facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. As of March 31, 2025, the total facility size under our loan facilities was approximately $2.8 billion, with combined outstanding balances of approximately $1.2 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary. We intend to renew our warehouse lines of credit maturing in the next twelve months.
As of March 31, 2025, we had three different notes payable, collateralized by MSRs, in different amounts with different maturities. As of March 31, 2025, the aggregate facility size of our notes payable facilities totaled $750.0 million, with combined outstanding balances of $340.0 million. Subject to certain commitment amounts and borrowing base limitations, we had $195.0 million of borrowing capacity available under our notes payable. The borrowing capacity under our notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we self-fund with cash. We may from time to time post surplus cash as additional collateral to buy down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of March 31, 2025, we had posted $36.1 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
Our loan funding facilities and notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and (iv) satisfying certain adjusted pre-tax net income requirements. We may need to seek waivers or amendments of covenants depending on future operating performance. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of March 31, 2025 and December 31, 2024.
Our debt obligations are summarized below by facility as of March 31, 2025:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$177,280	$250,000		1/14/2026
	184,220	250,000		8/26/2025
	244,041	400,000		8/11/2025
	29,674	60,000		5/31/2025
	56,969	140,000		5/31/2025
	90,143	200,000		9/2/2025
	84,398	350,000		9/11/2025
	69,213	300,000	(1)	N/A
	89,417	200,000		10/1/2025
	12,569	75,000	(2)	N/A
	184,631	350,000		11/19/2025
	4,088	200,000		11/22/2025
Total warehouse lines of credit	1,226,643	2,775,000
Notes payable	189,000	400,000	(3)	9/13/2028
	71,000	200,000	(4)	8/5/2027
	80,000	150,000		9/7/2027
Total notes payable	340,000	750,000
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
The warehouse lines of credit and notes payable have variable rates. The weighted average interest rate for warehouse lines of credit was 5.9% and 6.7% at March 31, 2025 and December 31, 2024, respectively. The weighted average interest rate for the notes payable was 7.5% and 8.3% at March 31, 2025 and December 31, 2024, respectively.
See “Note 9—Warehouse Lines of Credit, Net” and “Note 10—Notes Payable” of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain minimum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of March 31, 2025 and December 31, 2024.

Cash Flows
Our cash flows are summarized below:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net cash provided by (used in) operating activities	$180,781	$(261,443)
Net cash used in investing activities	(30,904)	(40,942)
Net cash (used in) provided by financing activities	(154,593)	276,806
Decrease in cash, cash equivalents and restricted cash	$(4,716)	$(25,579)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Loans held for sale	$164,527	$(224,932)
Other operating sources (uses)	16,254	(36,511)
Net cash provided by (used in) operating activities	$180,781	$(261,443)
For the three months ended March 31, 2025 the timing of our loan sales were higher than loan originations resulting in a net cash inflow as the level of our loans held for sale declined from prior year end compared to the three months ended March 31, 2024 where loans held for sale increased from the prior year end to March 31, 2024, resulting in cash outflows.
Investing activities
Our investing activities primarily consist of originations and payment activity on loans held for investment, strategic acquisitions and purchases of property and equipment. Cash used in investing activities decreased for the three months ended March 31, 2025 compared to the prior period, primarily due to $17.7 million used to fund acquisitions in the three months ended March 31, 2024. This was partially offset by a $6.4 million increase in cash outflow related to other investing activities.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Warehouse lines of credit	$(190,810)	$224,477
Notes payable	40,000	36,234
Other financing (uses) sources	(3,783)	16,095
Net cash (used in) provided by financing activities	$(154,593)	$276,806
Borrowings under warehouse lines of credit move directionally with our MLHS. When our loan originations are higher than our loan sales, borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, our repayments on those lines would typically be higher than our borrowings. During the three months ended March 31, 2025 the timing of our loan sales exceeded originations, resulting in a decline in loans held for sale and a decrease in borrowings under our warehouse lines therefore cash repayments were higher than borrowings.
The decrease in cash provided by other financing activities was primarily driven by $31.0 million in dividend payments during the three months ended March 31, 2025. This was offset by an increase due to net borrowings of $40.0 million during the three months ended March 31, 2025 compared to net borrowings of $36.2 million during the three months ended March 31, 2024 on our notes payable. In addition, we borrowed $37.7 million in connection with our reverse mortgage securitizations in the three months ended March 31,

2025, which was offset by payments of $9.2 million on our HMBS-related obligations compared to $26.5 million of borrowings and $9.5 million of payments for the three months ended March 31, 2024.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. The share repurchase program allows us to repurchase our Class A common shares from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time. We intend to fund any repurchases under the share repurchase program with cash on hand. During the three months ended March 31, 2025, we repurchased and subsequently retired 35,216 shares of our Class A common stock at an average purchase price of $12.94 per share, excluding commissions. As of March 31, 2025, $9.5 million remains available for repurchase.
Interest Rate Lock Commitments
We enter into IRLCs with borrowers who have applied for residential forward mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans, adjusted for pull-through, were approximately $1.7 billion and $1.0 billion as of March 31, 2025 and December 31, 2024, respectively. See “Note 14—Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures,” as defined in the Rule 13a-15(e) under the Exchange Act. The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk factors discussed below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 7, 2025.
Significant changes to the size, structure, powers, and operations of the federal government and uncertainties regarding the potential for future changes, could cause disruptions to the regulatory environment in which we operate and could adversely impact our business and results of operations.
The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. For example, recent executive actions and proposed legislation have changed agency mandates, modified or reduced federal agency and program funding, altered regulatory frameworks, or adjusted the size and composition of the federal workforce, including at the FHA, HUD, VA, and CFPB. Moreover, leadership transitions at key federal agencies have impacted or may impact rulemaking and enforcement priorities relevant to Guild’s business. To the extent that regulatory reform, funding changes or limitations, or program discontinuations affect the governmental agencies that support the mortgage industry, such as FHA, HUD, VA or USDA, it may affect the cost and availability of mortgage loans, the secondary home loan market or the housing market in general.
Additionally, in connection with the recent change in the federal government administration, there has been discussion regarding the privatization of Fannie Mae and Freddie Mac, which currently create financial products that support the mortgage market, reduce risks for investors and may influence mortgage rates in the U.S. Currently, the majority of our loan products are sold to either these GSEs or Ginnie Mae and the gain recognized from these sales represents a significant portion of our revenues and net earnings. If it is not possible or economical for us to continue selling mortgages to the GSEs or other loan purchasers, whether because of privatization, changes in the funding or authority of these market participants or otherwise, our business, prospects, financial condition, and results of operations could be materially and adversely affected.
Changes in economic conditions, including as a result of macroeconomic policy changes by the U.S. government, may adversely impact our business, financial condition and results of operations.
The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over inflation.
For example, increased or sustained inflation may lead to increases in longer-term mortgage rates, including interest rates on 30-year fixed rate mortgages. Higher interest rates may make it more difficult for our customers to afford homes, as well as reduce the rate of refinancing. Both of these effects of inflation could reduce the overall volume of mortgage originations. Additionally, the housing supply in the U.S. is sensitive to the costs of construction materials, including lumber, steel, or cement, and to the cost and availability of residential construction labor. Federal economic policies relating to tariffs and trade restrictions, and immigration, may increase or limit the availability of construction materials and labor, which in turn may limit housing supply or increase the cost of housing. If the housing supply fails to expand or contracts, prospective homeowners may not be able to afford to buy homes, potentially leading to a decrease in mortgage origination rates. Difficult conditions in the U.S. consumer, business and economic environment, including those caused by rapid and substantial shifts in U.S. economic policies, may materially adversely affect our results of operations.
Other political and economic events within the United States, including a contentious domestic political environment, changes in or disagreements over U.S. monetary policy and actions of the Federal Reserve, disagreements over long-term federal budget and deficit reduction plans, the threat of a U.S. government shutdown, disagreements over, or threats not to increase, the U.S. government’s borrowing limit (or “debt ceiling”), and risk of further downgrade of the ratings of U.S. government debt obligations, also may negatively impact financial markets and the U.S. economy.

Further, the perception of the potential for additional, significant changes in federal economic policy also has increased uncertainty and may exacerbate declines in investor and consumer confidence, which in turn may adversely impact financial markets and the broader economy of the U.S., perhaps suddenly and to a significant degree making it difficult for us to anticipate and mitigate attendant risks.
Slow economic growth, economic contraction or recession, or shifts in broader consumer, market and business trends may significantly impact our ability to originate mortgage loans, the ability of borrowers to repay loans, our servicing revenue, the value of the collateral securing our mortgage loans, or our ability to sell our loan products in the secondary market at favorable pricing, all of which would adversely impact our business and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information with respect to Guild’s repurchases of shares of its Class A common stock during the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(1)
January 1, 2025 to January 31, 2025	12,829	$12.79	12,829	$9,790
February 1, 2025 to February 28, 2025	9,336	$12.55	9,336	$9,673
March 1, 2025 to March 31, 2025	13,051	$13.36	13,051	$9,498
Total	35,216	$12.94	35,216
_____________________________
(1)On May 5, 2022, our Board of Directors approved a share repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. As of March 31, 2025, $9.5 million remains available for repurchase. The share repurchase program allows us to repurchase shares of our Class A common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the share repurchase program and the timing of any repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program may be modified, suspended or terminated by our Board of Directors at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
10.6†
Executive Nonqualified Excess Plan Adoption Agreement, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-249225) filed on October 1, 2020)

10.7†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Terry Schmidt, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 4, 2023)

10.8†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and David Neylan, effective as of July 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 4, 2023)

10.9†
Amended and Restated Executive Compensation Agreement between Guild Mortgage Company LLC and Amber Kramer, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 14, 2022)

10.10†
Form of Restricted Stock Unit Agreement to Employees under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 14, 2022)

10.11†
Form of Restricted Stock Unit Agreement to Non-Employee Directors under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Guild Holdings Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed on August 8, 2022)

10.12†
Form of Employee Restricted Stock Unit Agreement adopted March 2025 under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 7, 2025)

10.13†
Form of Non-Employee Director Restricted Stock Unit Agreement adopted March 2025 under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 7, 2025)

10.14†
Form of Performance Stock Unit Award Agreement adopted March 2025 under the Guild Holdings Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 7, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
101
The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

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

GUILD HOLDINGS COMPANY

Dated: May 8, 2025	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer

Dated: May 8, 2025	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer