Form 10-Q
period 2025-06-30
Guild Holdings Co
filed 2025-08-08
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Registrant’s telephone number, including area code: (858) 956-5130
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had 21,916,408 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

GUILD HOLDINGS COMPANY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Guild Holdings Company, a Delaware corporation, together with its subsidiaries, is referred to in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as “Guild,” “we,” “us,” “our,” and the “Company.” This Quarterly Report contains forward-looking statements that reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, our pending merger, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results, events or circumstances could differ materially from the results, events or circumstances expressed or implied by the forward-looking statements.
Important factors that could cause our actual results or actual events to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
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
•Uncertainties associated with the Merger could adversely impact our business, financial results, results of operations, cash flows or stock price.
•Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.
•Potential litigation instituted against us and our directors challenging the Merger may prevent the Merger from becoming effective within the expected timeframe or at all.
•While the Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.
•Regulatory approvals of the Merger may not be received, may take longer than expected, or may impose conditions that are not presently anticipated.
We are also subject to other risks and uncertainties described in our Form 10-K for the year ended December 31, 2024 and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission, as well as the risk factors described in Part II, Section 1A of this Quarterly Report on Form 10-Q.
We disclaim any obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$107,364	$118,203
Restricted cash	7,066	6,853
Mortgage loans held for sale, at fair value	1,821,187	1,523,447
Reverse mortgage loans held for investment, at fair value	516,899	451,704
Ginnie Mae loans subject to repurchase right	753,707	807,283
Mortgage servicing rights, at fair value	1,303,599	1,343,829
Advances, net	61,001	85,523
Property and equipment, net	21,533	19,032
Right-of-use assets	59,987	67,139
Goodwill and intangible assets, net	221,535	225,994
Other assets	159,677	119,296
Total assets	$5,033,555	$4,768,303
Liabilities and stockholders’ equity
Warehouse lines of credit, net	$1,670,303	$1,414,563
Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related borrowings	494,156	425,979
Ginnie Mae loans subject to repurchase right	763,922	817,271
Notes payable, net	318,489	300,000
Accounts payable and accrued expenses	103,863	92,401
Operating lease liabilities	69,415	76,980
Deferred tax liabilities	241,491	251,440
Other liabilities	153,818	135,659
Total liabilities	3,815,457	3,514,293
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 21,903,383 and 21,592,992 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	219	216
Class B convertible common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at June 30, 2025 and December 31, 2024	403	403
Additional paid-in capital	52,876	51,996
Retained earnings	1,164,173	1,200,908
Non-controlling interests	427	487
Total stockholders’ equity	1,218,098	1,254,010
Total liabilities and stockholders’ equity	$5,033,555	$4,768,303

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Loan origination fees and gain on sale of loans, net	$236,001	$205,848	$421,214	$339,908
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,591	2,134	5,506	5,364
Loan servicing and other fees	72,745	67,709	145,496	133,497
Valuation adjustment of mortgage servicing rights	(41,313)	2,134	(111,249)	22,912
Interest income	38,714	36,219	67,808	60,947
Interest expense	(28,963)	(28,647)	(51,042)	(45,188)
Other (expense) income, net	(330)	288	198	27
Net revenue	279,445	285,685	477,931	517,467
Expenses
Salaries, incentive compensation and benefits	202,838	188,938	376,050	329,005
General and administrative	31,426	28,398	60,579	57,609
Occupancy, equipment and communication	19,913	20,348	41,633	40,163
Depreciation and amortization	3,611	3,970	7,258	7,724
Provision for (reversal of) foreclosure losses	1,115	(496)	3,493	(104)
Total expenses	258,903	241,158	489,013	434,397
Income (loss) before income taxes	20,542	44,527	(11,082)	83,070
Income tax expense (benefit)	1,879	6,936	(5,786)	17,079
Net income (loss)	18,663	37,591	(5,296)	65,991
Net income (loss) attributable to non-controlling interests	2	8	(60)	(90)
Net income (loss) attributable to Guild	$18,661	$37,583	$(5,236)	$66,081

Earnings (loss) per share attributable to Class A and Class B common stock:
Basic	$0.30	$0.61	$(0.08)	$1.08
Diluted	$0.30	$0.60	$(0.08)	$1.06
Weighted average shares outstanding of Class A and Class B common stock:
Basic	62,168	61,337	62,039	61,223
Diluted	62,622	62,393	62,039	62,275

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
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2024	21,592,992	$216	40,333,019	$403	$51,996	$1,200,908	$487	$1,254,010
Net loss	—	—	—	—	—	(23,897)	(62)	(23,959)
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(30,952)	—	(30,952)
Repurchase and retirement of Class A common stock	(35,216)	—	—	—	(456)	—	—	(456)
Stock-based compensation	—	—	—	—	1,602	—	—	1,602
Dividend equivalents on unvested restricted stock units issued	—	—	—	—	556	(556)	—	—
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(5)	5	—	—
Balance at March 31, 2025	21,557,776	$216	40,333,019	$403	$53,693	$1,145,508	$425	$1,200,245
Net income	—	—	—	—	—	18,661	2	18,663
Repurchase and retirement of Class A common stock	(61,221)	(1)	—	—	(811)	—	—	(812)
Stock-based compensation	—	—	—	—	1,830	—	—	1,830
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(4)	4	—	—
Vesting of restricted stock units	543,620	5	—	—	(5)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(136,792)	(1)	—	—	(1,827)	—	—	(1,828)
Balance at June 30, 2025	21,903,383	$219	40,333,019	$403	$52,876	$1,164,173	$427	$1,218,098

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(5,296)	$65,991
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,258	7,724
Valuation adjustment of mortgage servicing rights	111,249	(22,912)
Valuation adjustment of mortgage loans held for sale	(24,663)	718
Valuation adjustment of reverse mortgage loans held for investment and HMBS-related borrowings	(5,506)	(5,364)
Unrealized loss (gain) on derivatives	5,381	(17,506)
Amortization of right-of-use assets	10,644	11,313
Provision for investor reserves	15,967	4,556
Provision for (reversal of) foreclosure losses	3,493	(104)
Valuation adjustment of contingent liabilities due to acquisitions, net	3,263	7,838
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(327,307)	(235,539)
Deferred income taxes	(9,949)	19,701
Stock-based compensation	3,432	4,824
Origination of mortgage servicing rights	(89,171)	(89,631)
Origination and purchase of mortgage loans held for sale	(11,563,727)	(9,650,745)
Proceeds on sale of and payments from mortgage loans held for sale	11,617,957	9,057,786
Other	3,588	3,160
Changes in operating assets and liabilities:
Advances and other assets	18,596	6,895
Accounts payable and accrued expenses	9,531	17,145
Operating lease liabilities	(11,069)	(11,875)
Other liabilities	(20,711)	(24,917)
Net cash used in operating activities	(247,040)	(850,942)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(17,710)
Origination and purchase of reverse mortgage loans held for investment	(65,520)	(67,483)
Principal payments received on reverse mortgage loans held for investment	18,829	23,620
Purchases of property and equipment, net	(5,240)	(4,023)
Other	(4,676)	(19,490)
Net cash used in investing activities	(56,607)	(85,086)
Cash flows from financing activities
Borrowings on warehouse lines of credit	12,165,015	10,292,580
Repayments on warehouse lines of credit	(11,911,778)	(9,509,783)
Proceeds from issuance of reverse mortgage loans and tails accounted for as HMBS-related obligations	73,935	66,201
Repayments on HMBS-related obligations	(18,756)	(21,326)
Borrowings on notes payable	50,000	122,234
Repayments on notes payable	(30,000)	—
Contingent liability payments	(406)	—
Dividends paid	(30,952)	(30,702)
Repurchases of Class A common stock	(1,268)	(452)
Taxes paid related to net share settlement of equity awards	(1,828)	(1,089)
Other	(941)	(1,211)
Net cash provided by financing activities	293,021	916,452
Decrease in cash, cash equivalents and restricted cash	(10,626)	(19,576)
Cash, cash equivalents and restricted cash, beginning of period	125,056	127,381
Cash, cash equivalents and restricted cash, end of period	$114,430	$107,805

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental information
Cash paid for interest, net	$22,316	$14,938
Income tax refunds, net of cash paid	$(585)	$(2,472)

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$107,364	$102,185
Restricted cash	7,066	5,620
Total cash, cash equivalents and restricted cash	$114,430	$107,805

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
Pending Merger
On June 18, 2025, the Company announced that it had entered into an Agreement and Plan of Merger dated June 17, 2025 (the “Merger Agreement”) by and among the Company, Gulf MSR HoldCo, LLC, a Delaware limited liability company (the “Parent”), a fund managed by Bayview Asset Management, LLC, and Gulf MSR Merger Sub Corporation (the “Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of the Parent. The Merger is expected to close in the fourth quarter of 2025, subject to the satisfaction of customary closing conditions. Expenses related to the pending Merger, including direct transaction costs for external advisory, legal and other professional services, recognized during the six months ended June 30, 2025 were approximately $4.4 million. See “Recent Developments” in Part I, Item 2 of this Quarterly Report for additional information about the Merger.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The unaudited condensed consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest or consolidates as a variable interest entity (“VIE”) or joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company follows the same accounting policies for preparing quarterly and annual reports.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $1.1 billion and $788.6 million at June 30, 2025 and December 31, 2024, respectively.
Recent Accounting Standards
In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the

Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider factors to determine which entity is the acquirer for accounting purposes. The new guidance is effective for all entities for annual and interim reporting periods beginning after December 15, 2026 and is applicable on a prospective basis to acquisition transactions that occur after the initial application date. Early adoption is permitted. The Company is currently evaluating the impact of adoption of the new guidance on its financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures about specific expense categories in the notes to the financial statements. For public business entities the update will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of the new guidance on its financial statements.
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

Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At June 30, 2025 and December 31, 2024, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
Mortgage Loans Held for Sale (“MLHS”) — The fair value of MLHS is based on secondary market pricing for loans with similar characteristics, and as such, is classified as a Level Two measurement. Fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level and are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold. Management regularly reviews critical estimates and assumptions used in the valuation of MLHS. See “Note 6—Mortgage Loans Held for Sale” for additional information on the Company's MLHS.
Reverse Mortgage Loans Held for Investment — Reverse mortgage loans held for investment are classified within Level Three of the valuation hierarchy. Fair value is estimated using a present value methodology that discounts estimated projected cash flows over the life of the loan using unobservable inputs which include conditional prepayment rates and discount rates. The conditional prepayment rate assumption is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption used is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value. See “Note 7—Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings” for additional information on the Company's reverse mortgage loans held for investment.
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
HMBS-Related Borrowings — HMBS-related borrowings are classified within Level Three of the valuation hierarchy. These borrowings are not actively traded; therefore, quoted market prices are not available. The Company determines fair value using a discounted cash flow model, by discounting the projected payment of principal and interest over the estimated life of the borrowing at a market rate, due to significant unobservable inputs, including conditional prepayment rates and discount rates. The discount rate assumption used is primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates. The Company engages a third-party valuation expert to assist in estimating the fair value. See “Note 7—Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings” for additional information on the Company's HMBS-related borrowings.
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At June 30, 2025 the range of the risk adjusted discount rate was 23.4% - 25.0%, with a weighted average of 24.1%, and at December 31, 2024 the range of the risk adjusted discount rate was 23.2% - 25.0%, with a weighted average of 24.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,821,187	$—	$1,821,187
Reverse mortgage loans held for investment	—	—	516,899	516,899
Mortgage servicing rights	—	—	1,303,599	1,303,599
Derivative assets
Interest rate lock commitments	—	—	29,099	29,099
Forward delivery commitments	—	70	—	70
Notes receivable	—	—	12,514	12,514
Total assets at fair value	$—	$1,821,257	$1,862,111	$3,683,368
Liabilities:
HMBS-related borrowings	$—	$—	$494,156	$494,156
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	12,721	—	12,721
Contingent liabilities due to acquisitions	—	—	30,840	30,840
Total liabilities at fair value	$—	$12,721	$524,996	$537,717
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,523,447	$—	$1,523,447
Reverse mortgage loans held for investment	—	—	451,704	451,704
Mortgage servicing rights	—	—	1,343,829	1,343,829
Derivative assets
Interest rate lock commitments	—	—	7,964	7,964
Forward delivery commitments	—	9,074	—	9,074
Notes receivable	—	—	11,894	11,894
Total assets at fair value	$—	$1,532,521	$1,815,391	$3,347,912
Liabilities:
HMBS-related borrowings	$—	$—	$425,979	$425,979
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	2,487	—	2,487
Contingent liabilities due to acquisitions	—	—	27,983	27,983
Total liabilities at fair value	$—	$2,487	$453,962	$456,449

The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2025:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at March 31, 2025	$23,092	$12,077	$29,733
Net transfers and revaluation losses	6,007	—	—
Payments	—	—	(155)
Additions	—	1,237	—
Valuation adjustments	—	(800)	1,262
Balance at June 30, 2025	$29,099	$12,514	$30,840

Balance at December 31, 2024	$7,964	$11,894	$27,983
Net transfers and revaluation losses	21,135	—	—
Payments	—	—	(406)
Additions	—	1,420	—
Valuation adjustments	—	(800)	3,263
Balance at June 30, 2025	$29,099	$12,514	$30,840
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
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels for the three and six months ended June 30, 2025 and 2024.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At June 30, 2025 and December 31, 2024, the Company had the following financial assets measured at fair value on a non-recurring basis:
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at June 30, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$753,707	$—	$753,707
Total assets at fair value	$—	$753,707	$—	$753,707
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$763,922	$—	$763,922
Total liabilities at fair value	$—	$763,922	$—	$763,922
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$807,283	$—	$807,283
Total assets at fair value	$—	$807,283	$—	$807,283
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$817,271	$—	$817,271
Total liabilities at fair value	$—	$817,271	$—	$817,271
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

(in thousands)	Fair Value	Unpaid Principal Balance	Difference
June 30, 2025
Assets:
Mortgage loans held for sale(1)	$1,821,187	$1,804,188	$16,999
Reverse mortgage loans held for investment(2)	516,899	481,103	35,796
Notes receivable	12,514	13,657	(1,143)
Liabilities:
HMBS-related borrowings	$494,156	$484,804	$9,352
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $11.3 million and UPB of $14.1 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $6.5 million and UPB of $6.2 million.

(in thousands)	Fair Value	Unpaid Principal Balance	Difference
December 31, 2024
Assets:
Mortgage loans held for sale(1)	$1,523,447	$1,529,592	$(6,145)
Reverse mortgage loans held for investment(2)	451,704	420,807	30,897
Notes receivable	11,894	12,237	(343)
Liabilities:
HMBS-related borrowings	$425,979	$416,748	$9,231
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $5.7 million and UPB of $7.3 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $6.4 million and UPB of $6.1 million.
NOTE 3—ADVANCES, NET
Advances, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Trust advances	$39,709	$65,048
Foreclosure advances	28,565	25,761
Foreclosure loss reserve	(7,273)	(5,286)
Total advances, net	$61,001	$85,523
Management has established a foreclosure loss reserve for estimated uncollectible balances of the foreclosure and trust advances. The activity of the foreclosure loss reserve was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance — beginning of period	$6,931	$5,826	$5,286	$5,694
Provision for (reversal of) foreclosure losses	1,115	(496)	3,493	(104)
Realized losses, net	(773)	(523)	(1,506)	(783)
Balance — end of period	$7,273	$4,807	$7,273	$4,807
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

Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Unrealized hedging gains (losses)	$591	$(7,566)	$(5,381)	$17,506
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows as of June 30, 2025 and December 31, 2024:

		Fair Value
(in thousands)	Notional Value	Derivative Asset	Derivative Liability
June 30, 2025
IRLCs	$1,976,020	$29,099	$—
Forward delivery commitments and best efforts sales commitments	$2,692,341	$70	$12,721
December 31, 2024
IRLCs	$1,072,217	$7,964	$—
Forward delivery commitments and best efforts sales commitments	$2,092,660	$9,074	$2,487
See “Note 2—Fair Value Measurements” for fair value disclosure of the derivative instruments.
The following table presents the unobservable input assumption used to determine the fair value of IRLCs:

	June 30, 2025	December 31, 2024

Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% - 100% (90.2%)	0% - 100% (88.7%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty, including the right to obtain cash collateral. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and six months ended June 30, 2025 and 2024.

The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument as of June 30, 2025 and December 31, 2024:

(in thousands)	Gross Amounts of Recognized Assets (Liabilities) in the Balance Sheet	Gross Amounts Offset in the Balance Sheet	Cash Collateral Paid and Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
June 30, 2025
Forward delivery commitments	$—	$(787)	$857	$70
Total assets	$—	$(787)	$857	$70

Forward delivery commitments and best efforts sales commitments	$(19,249)	$107	$6,421	$(12,721)
Total liabilities	$(19,249)	$107	$6,421	$(12,721)

December 31, 2024
Forward delivery commitments	$9,500	$(426)	$—	$9,074
Total assets	$9,500	$(426)	$—	$9,074

Forward delivery commitments and best efforts sales commitments	$(2,487)	$—	$—	$(2,487)
Total liabilities	$(2,487)	$—	$—	$(2,487)
NOTE 5—MORTGAGE SERVICING RIGHTS
The following table presents the activity of MSRs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance — beginning of period	$1,312,377	$1,216,483	$1,343,829	$1,161,357
MSRs originated	50,687	55,397	89,171	89,631
MSRs purchased	—	18,648	—	18,762
Sale of subserviced portfolio	(18,152)	—	(18,152)	—
Changes in fair value:
Due to collection/realization of cash flows	(21,857)	(18,511)	(36,773)	(30,630)
Due to changes in valuation model inputs or assumptions	(19,456)	20,645	(74,476)	53,542
Balance — end of period	$1,303,599	$1,292,662	$1,303,599	$1,292,662
The following table presents the unobservable input assumptions used to determine the fair value of MSRs:

	June 30, 2025	December 31, 2024

Unobservable Input	Range (Weighted Average)
Discount rate	9.6% - 15.5% (10.6%)	9.6% - 15.5% (10.8%)
Prepayment rate	5.5% - 28.2% (8.8%)	5.5% - 43.9% (8.2%)
Cost to service (per loan)	$72 - $826 ($95)	$72 - $827 ($98)
At June 30, 2025 and December 31, 2024, the MSRs had a weighted average life of approximately 7.8 years and 8.2 years, respectively. See “Note 2—Fair Value Measurements” for additional information regarding the valuation of MSRs.

Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, including interest paid to clients on escrow account balances, which were recorded within loan servicing and other fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Servicing fee income	$71,526	$66,065	$142,826	$130,099
Late fees	2,362	2,042	4,910	4,098
Other ancillary servicing revenue and fees	(1,143)	(398)	(2,240)	(700)
Total loan servicing and other fees	$72,745	$67,709	$145,496	$133,497
At June 30, 2025 and December 31, 2024, the UPB of mortgage loans serviced for others totaled $94.2 billion and $92.9 billion, respectively, including loans subserviced by third-parties of $1.5 billion at December 31, 2024. Conforming conventional loans serviced by the Company are sold to FNMA or FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at June 30, 2025 and December 31, 2024, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
(in thousands)	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2025
Mortgage servicing rights	$(43,940)	$(85,430)	$(53,337)	$(103,260)	$(12,874)	$(25,956)
December 31, 2024
Mortgage servicing rights	$(39,491)	$(78,483)	$(53,056)	$(104,403)	$(11,217)	$(24,079)
NOTE 6—MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service these loans upon sale through ownership of servicing rights. A reconciliation of the changes in MLHS to the amounts presented in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 is set forth below:

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance — beginning of period	$1,523,447	$901,227
Origination and purchase of mortgage loans held for sale	11,563,727	9,650,745
Proceeds on sale of and payments from mortgage loans held for sale	(11,617,957)	(9,057,786)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	327,307	235,539
Valuation adjustment of mortgage loans held for sale	24,663	(718)
Balance — end of period	$1,821,187	$1,729,007
NOTE 7—REVERSE MORTGAGE LOANS HELD FOR INVESTMENT AND HMBS-RELATED BORROWINGS
A reconciliation of the changes in reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented is below:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$482,151	$(461,002)	$451,704	$(425,979)
Originations and purchases	35,306	—	65,520	—
Securitization of home equity conversion mortgages (“HECM”) loans and tails accounted for as a financing (including realized fair value changes)	—	(36,284)	—	(73,935)
Repayments (principal payments received)	(9,570)	9,551	(18,829)	18,756
Change in fair value recognized in earnings(2)	9,012	(6,421)	18,504	(12,998)
Balance — end of period	$516,899	$(494,156)	$516,899	$(494,156)

	June 30, 2025
Securitized loans (pledged to HMBS-related borrowings)	$503,023	$(494,156)	$503,023	$(494,156)
Unsecuritized loans and tail advances	13,876	—	13,876	—
Total	$516,899	$(494,156)	$516,899	$(494,156)

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$348,076	$(326,804)	$315,912	$(302,183)
Originations and purchases	36,940	—	67,483	—
Securitization of HECM loans and tails accounted for as a financing (including realized fair value changes)	—	(39,677)	—	(66,201)
Repayments (principal payments received)	(14,428)	11,840	(23,620)	21,326
Change in fair value recognized in earnings(2)	5,594	(3,460)	16,407	(11,043)
Balance — end of period	$376,182	$(358,101)	$376,182	$(358,101)

	June 30, 2024
Securitized loans (pledged to HMBS-related borrowings)	$365,005	$(358,101)	$365,005	$(358,101)
Unsecuritized loans and tail advances	11,177	—	11,177	—
Total	$376,182	$(358,101)	$376,182	$(358,101)
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
(2)See further breakdown in the table below.
The following table presents gains (losses) on reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Gain on new originations(1)	$1,575	$1,882	$3,382	$3,166
Gain on tail securitizations(2)	478	435	979	757
Net interest income	32	25	56	48
Change in fair value	506	(208)	1,089	1,393
Fair value gain recognized in earnings(3)	2,591	2,134	5,506	5,364
Loan fees and other(4)	1,140	963	2,159	1,749
Total	$3,731	$3,097	$7,665	$7,113
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

The following table presents the unobservable input assumptions used to determine the fair value of reverse mortgage loans held for investment and HMBS-related borrowings:

	June 30, 2025	December 31, 2024

Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 9.1 (6.5)	0.1 - 9.2 (6.8)
Discount rate	12.0% - 12.0% (12.0%)	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.2% - 10.5% (7.9%)	6.5% - 10.9% (7.9%)
NOTE 8—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the Company's goodwill and intangible assets, net:

(in thousands)	June 30, 2025	December 31, 2024
Goodwill	$198,724	$198,724
Intangible assets, net	22,811	27,270
Goodwill and intangible assets, net	$221,535	$225,994
Goodwill
The changes in the carrying amount of goodwill allocated to the origination reporting unit are presented in the following table:

(in thousands)	Amount
Balance at December 31, 2023	$186,181
Acquisitions	12,543
Balance at December 31, 2024	198,724
Balance at June 30, 2025	$198,724
Intangible Assets, Net
The following table presents the Company's intangible assets, net:

	June 30, 2025			December 31, 2024
(in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Referral network	$53,500	$(30,689)	$22,811	$53,500	$(26,230)	$27,270
Amortization expense related to intangible assets was $2.2 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and $4.5 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 9—WAREHOUSE LINES OF CREDIT, NET
Warehouse lines of credit consisted of the following at June 30, 2025 and December 31, 2024.

		(in thousands)
Master Repurchase Facility Agreement as of June 30, 2025		Outstanding Balance as of
Facility Size	Maturity Date	June 30, 2025	December 31, 2024
$250 million(1)	1/14/2026	$179,835	$84,257
$250 million(2)	8/26/2025	172,816	164,382
$400 million(3)	8/11/2025	297,153	287,631
$60 million(4)	8/31/2025	28,732	99,084
$140 million(5)	8/31/2025	74,041	—
$200 million(6)	9/2/2025	109,934	89,597
$350 million(7)	9/11/2025	239,836	245,821
$300 million(8)	N/A	178,807	201,778
$200 million(9)	10/1/2025	152,833	83,410
$75 million(10)	N/A	12,475	22,216
$350 million(11)	11/19/2025	216,339	138,201
$200 million(12)	11/22/2025	7,889	1,076
		1,670,690	1,417,453
Debt issuance costs		(387)	(2,890)
Warehouse lines of credit, net		$1,670,303	$1,414,563
______________________________
(1)The variable interest rate is calculated using a base rate tied to the Secured Overnight Financing Rate (“SOFR”). The agreement includes an uncommitted accordion feature that permits the Company, at its option, to request an increase to the facility to an amount not to exceed $450 million, subject to lender acceptance.
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
The weighted average interest rate for warehouse lines of credit was 5.9% and 6.7% at June 30, 2025 and December 31, 2024, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $11.3 million and $8.3 million in its warehouse buy down accounts as offsets to certain lines of credit at June 30, 2025 and December 31, 2024, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, adjusted pre-tax net income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At June 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.

The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (“ASAP”). The Company can elect to assign FNMA Mortgage-Backed Security (“MBS”) trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There were no outstanding balances as of June 30, 2025 and December 31, 2024 on the ASAP financing.
NOTE 10—NOTES PAYABLE, NET
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At June 30, 2025 and December 31, 2024, the Company had $71.0 million in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $250.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2027. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.50%. At June 30, 2025 and December 31, 2024, the Company had $80.0 million in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note, which it can draw upon as needed. The agreement currently expires in September 2028. Borrowings on the revolving note are collateralized by the Company’s FNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 2.00%. The revolving note has a committed amount of $250.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $400.0 million. At June 30, 2025 and December 31, 2024, the Company had $169.0 million and $149.0 million, respectively, in outstanding borrowings on this credit facility.
Debt issuance costs related to the above notes payable were $1.5 million as of June 30, 2025.
NOTE 11—STOCKHOLDERS' EQUITY
Common Stock Dividends
The Company declared and paid $31.0 million in dividends during the six months ended June 30, 2025 and paid $30.7 million in dividends during the year ended December 31, 2024.
In conjunction with the payment of Guild's dividends, Guild issued 34,907 dividend equivalent units (“DEUs”) to holders of restricted stock grants during the six months ended June 30, 2025 and issued 59,330 DEUs during the year ended December 31, 2024. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and an increase to additional paid-in capital.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the following 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. On June 18, 2025, the plan terminated in connection with the Merger Agreement by and among the Company, the Parent, and the Merger Sub. The share repurchase program allowed the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions, subject to Rule 10b5-1 and Rule 10b-18. The Company was not obligated to purchase any shares under the share repurchase program and the timing of any repurchases depended on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program could have been modified, suspended or terminated by the Company’s Board of Directors at any time. The Company has funded any repurchases under the share repurchase program with cash on hand. During the three and six months ended June 30, 2025, the Company repurchased and subsequently retired 61,221 and 96,437 shares of its Class A common stock for $0.8 million and $1.3 million at an average price of $13.24 per share and $13.13 per share, excluding commissions, respectively. During the three and six months ended June 30, 2024 the Company repurchased and subsequently retired 14,221 and 31,968 shares of its Class A common stock for $0.2 million and $0.5 million at an average price of $14.09 per share and $14.13 per share, excluding commissions, respectively.
NOTE 12—EARNINGS (LOSS) PER SHARE
Basic earnings or loss per share is computed based on the weighted average number of shares of Class A and Class B common stock outstanding during the period. Diluted earnings or loss per share is computed based on the weighted average number of shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include restricted stock grants for Class A common stock.
The following table sets forth the components of basic and diluted earnings per share for the periods presented:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Guild	$18,661	$37,583	$(5,236)	$66,081

Weighted average shares outstanding—Class A common stock	21,835	21,004	21,706	20,890
Weighted average shares outstanding—Class B common stock	40,333	40,333	40,333	40,333
Weighted average shares outstanding—Basic	62,168	61,337	62,039	61,223

Add: dilutive effects of unvested shares of restricted stock	454	1,056	—	1,052
Weighted average shares outstanding—Diluted	62,622	62,393	62,039	62,275

Earnings (loss) per share attributable to Class A and Class B common stock:
Basic	$0.30	$0.61	$(0.08)	$1.08
Diluted	$0.30	$0.60	$(0.08)	$1.06
Approximately 0.5 million potential shares of Class A common stock related to unvested restricted stock grants were excluded from the calculation of diluted loss per share as a result of being anti-dilutive for the six months ended June 30, 2025. No shares of Class A common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the three months ended June 30, 2025 or the three and six months ended June 30, 2024.
NOTE 13—STOCK-BASED COMPENSATION
The Company’s stock-based compensation arrangements include grants of restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the 2020 Omnibus Incentive Plan (the “2020 Plan”). Compensation costs recognized for these restricted stock grants were approximately $1.8 million and $3.4 million for the three and six months ended June 30, 2025, respectively, and $2.7 million and $4.8 million for the three and six months ended June 30, 2024, respectively, and are included in salaries, incentive compensation and benefits. As of June 30, 2025, there was approximately $12.3 million of unrecognized compensation costs related to these unvested grants which is expected to be recognized over a weighted average period of 2.0 years.
As provided in and subject to the terms and conditions of the Merger Agreement, at such time when the merger becomes effective (the “Effective Time”), (i) outstanding RSUs subject only to time-based vesting conditions will be cancelled and converted into the right to receive an amount in cash equal to (a) the total number of shares underlying such RSU award, multiplied by (b) the $20.00 in cash, without interest, less applicable taxes, and (ii) outstanding PSUs subject to performance vesting conditions will be cancelled in exchange for an amount in cash equal to (a) the number of shares underlying such performance stock unit award, (1) for any performance year or performance period that is incomplete or for which the applicable calculation date has not yet occurred, based on target level achievement of applicable performance goals, and (2) for any completed performance year, based on the determination and certification of the Company’s board of directors prior to the Effective Time, in each case, multiplied by (b) the $20.00 in cash, without interest, less applicable taxes.

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
The activity of the investor reserves was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance — beginning of period	$21,949	$18,278	$23,362	$19,973
Provision for investor reserves	10,872	4,036	15,967	4,556
Realized losses, net	(7,365)	(2,003)	(13,873)	(4,218)
Balance — end of period	$25,456	$20,311	$25,456	$20,311
Commitments
The Company enters into IRLCs with customers who have applied for residential forward mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans at June 30, 2025 and December 31, 2024 were approximately $2.0 billion and $1.1 billion, respectively. The Company finances origination of forward mortgage loans with warehouse lines of credit.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at June 30, 2025 and December 31, 2024 were approximately $2.7 billion and $2.1 billion, respectively.
The Company has originated reverse mortgage loans under which the borrowers have additional borrowing capacity of $150.9 million and $131.4 million at June 30, 2025 and December 31, 2024, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $1.0 million and $1.6 million in connection with reverse mortgage loans, outstanding at June 30, 2025 and December 31, 2024, respectively. The Company finances origination of reverse mortgage loans with warehouse lines of credit.
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $281.6 million and $277.0 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company was in compliance with this requirement.

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
Servicing — The Company services loans primarily out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of June 30, 2025 the Company serviced at least one loan in 49 different states and the District of Columbia. The servicing segment provides a steady stream of cash flow to support the origination segment, and more importantly, it allows for the Company to build long-standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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
The following table presents the financial performance and results by segment for the three months ended June 30, 2025:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$235,132	$869	$236,001	$—	$236,001
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,591	—	2,591	—	2,591
Loan servicing and other fees	—	72,745	72,745	—	72,745
Valuation adjustment of mortgage servicing rights	—	(41,313)	(41,313)	—	(41,313)
Interest income	26,124	12,589	38,713	1	38,714
Interest expense	(21,035)	(1,559)	(22,594)	(6,369)	(28,963)
Other (expense) income, net	(268)	1	(267)	(63)	(330)
Net revenue	242,544	43,332	285,876	(6,431)	279,445
Expenses
Salaries, incentive compensation and benefits	178,482	10,304	188,786	14,052	202,838
General and administrative	20,729	3,228	23,957	7,469	31,426
Occupancy, equipment and communication	16,652	1,133	17,785	2,128	19,913
Depreciation and amortization	3,291	207	3,498	113	3,611
Provision for foreclosure losses	—	1,115	1,115	—	1,115
Total expenses	219,154	15,987	235,141	23,762	258,903
Income tax expense	—	—	—	1,879	1,879
Net income (loss)	$23,390	$27,345	$50,735	$(32,072)	$18,663

The following table presents the financial performance and results by segment for the six months ended June 30, 2025:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$419,293	$1,921	$421,214	$—	$421,214
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,506	—	5,506	—	5,506
Loan servicing and other fees	—	145,496	145,496	—	145,496
Valuation adjustment of mortgage servicing rights	—	(111,249)	(111,249)	—	(111,249)
Interest income	44,602	22,556	67,158	650	67,808
Interest expense	(36,510)	(2,414)	(38,924)	(12,118)	(51,042)
Other income (expense), net	254	2	256	(58)	198
Net revenue	433,145	56,312	489,457	(11,526)	477,931
Expenses
Salaries, incentive compensation and benefits	328,403	20,476	348,879	27,171	376,050
General and administrative	42,302	6,948	49,250	11,329	60,579
Occupancy, equipment and communication	35,194	2,275	37,469	4,164	41,633
Depreciation and amortization	6,712	340	7,052	206	7,258
Provision for foreclosure losses	—	3,493	3,493	—	3,493
Total expenses	412,611	33,532	446,143	42,870	489,013
Income tax benefit	—	—	—	(5,786)	(5,786)
Net income (loss)	$20,534	$22,780	$43,314	$(48,610)	$(5,296)

The following table presents the financial performance and results by segment for the three months ended June 30, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$206,218	$(370)	$205,848	$—	$205,848
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,134	—	2,134	—	2,134
Loan servicing and other fees	—	67,709	67,709	—	67,709
Valuation adjustment of mortgage servicing rights	—	2,134	2,134	—	2,134
Interest income	22,817	12,873	35,690	529	36,219
Interest expense	(22,936)	(963)	(23,899)	(4,748)	(28,647)
Other income (expense), net	535	45	580	(292)	288
Net revenue	208,768	81,428	290,196	(4,511)	285,685
Expenses
Salaries, incentive compensation and benefits	169,037	8,518	177,555	11,383	188,938
General and administrative	21,798	2,855	24,653	3,745	28,398
Occupancy, equipment and communication	17,876	735	18,611	1,737	20,348
Depreciation and amortization	3,162	270	3,432	538	3,970
Reversal of foreclosure losses	—	(496)	(496)	—	(496)
Total expenses	211,873	11,882	223,755	17,403	241,158
Income tax expense	—	—	—	6,936	6,936
Net (loss) income	$(3,105)	$69,546	$66,441	$(28,850)	$37,591

The following table presents the financial performance and results by segment for the six months ended June 30, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$339,882	$26	$339,908	$—	$339,908
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,364	—	5,364	—	5,364
Loan servicing and other fees	—	133,497	133,497	—	133,497
Valuation adjustment of mortgage servicing rights	—	22,912	22,912	—	22,912
Interest income	36,048	24,021	60,069	878	60,947
Interest expense	(35,503)	(1,655)	(37,158)	(8,030)	(45,188)
Other income (expense), net	899	67	966	(939)	27
Net revenue	346,690	178,868	525,558	(8,091)	517,467
Expenses
Salaries, incentive compensation and benefits	290,142	16,663	306,805	22,200	329,005
General and administrative	42,346	6,717	49,063	8,546	57,609
Occupancy, equipment and communication	34,811	1,701	36,512	3,651	40,163
Depreciation and amortization	6,653	411	7,064	660	7,724
Reversal of foreclosure losses	—	(104)	(104)	—	(104)
Total expenses	373,952	25,388	399,340	35,057	434,397
Income tax expense	—	—	—	17,079	17,079
Net (loss) income	$(27,262)	$153,480	$126,218	$(60,227)	$65,991
NOTE 17—SUBSEQUENT EVENTS
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), a comprehensive legislative package aimed at extending key provisions of the Tax Cuts and Jobs Act and introducing additional tax relief measures for individuals and businesses. The Company is currently assessing the potential impact of this legislation on its financial statements.
On August 6, 2025, the Company's Board of Directors declared a special cash dividend of $0.25 per share on its Class A and Class B common stock, payable on September 2, 2025, to stockholders of record on August 18, 2025.

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
•Guild originated $7.5 billion and $5.2 billion of mortgage loans during the three months ended June 30, 2025 and March 31, 2025, respectively, and originated $12.7 billion and $10.4 billion during the six months ended June 30, 2025 and 2024, respectively.
•Purchase originations accounted for 88.6%, 87.6%, 88.2% and 91.8% of total originations for the three months ended June 30, 2025 and March 31, 2025 and for the six months ended June 30, 2025 and 2024, respectively. According to the Mortgage Bankers Association’s (“MBA”) July 2025 Mortgage Finance Forecast, purchase originations accounted for 66.8%, 70.8%, 68.5% and 77.8% of total one-to-four family originations for the three months ended June 30, 2025 and March 31, 2025 and for the six months ended June 30, 2025 and 2024, respectively.
•Guild’s servicing portfolio as of June 30, 2025 was $96.3 billion of unpaid principal balance (“UPB”) compared to $94.0 billion as of March 31, 2025 and $89.1 billion as of June 30, 2024, with the average size of the portfolio increasing 1.8% and 8.7%, respectively, over that time. The UPB of our servicing portfolio excludes loans subserviced by third-parties and includes loans held for sale and pending service release loans.
•Guild generated $18.7 million of net income and $23.9 million of net loss for the three months ended June 30, 2025 and March 31, 2025, respectively, and $5.2 million of net loss and $66.1 million of net income for the six months ended June 30, 2025 and 2024, respectively. Guild generated diluted income per share of $0.30 and diluted loss per share of $0.39 for the three months ended June 30, 2025 and March 31, 2025, respectively, and diluted loss per share of $0.08 and diluted earnings per share of $1.06 for the six months ended June 30, 2025 and 2024, respectively.
•Guild generated $41.4 million and $21.6 million of adjusted net income for the three months ended June 30, 2025 and March 31, 2025, respectively, and $63.1 million and $38.8 million of adjusted net income for the six months ended June 30, 2025 and 2024, respectively. Guild generated adjusted diluted earnings per share of $0.66 and $0.35 for the three months ended June 30, 2025 and March 31, 2025, respectively, and adjusted diluted earnings per share of $1.01 and $0.62 for the six months ended June 30, 2025 and 2024, respectively.
•Guild generated $58.0 million and $36.4 million of adjusted EBITDA for the three months ended June 30, 2025 and March 31, 2025, respectively, and $94.4 million and $57.5 million of adjusted EBITDA for the six months ended June 30, 2025 and 2024, respectively.
•Guild’s return on average equity was 6.2% and (7.8)% for the three months ended June 30, 2025 and March 31, 2025, respectively, and (0.8)% and 11.0% for the six months ended June 30, 2025 and 2024, respectively. Guild’s adjusted return on average equity was 13.7% and 7.0% for the three months ended June 30, 2025 and March 31, 2025, respectively, and 10.2% and 6.4% for the six months ended June 30, 2025 and 2024, respectively.
•Guild had book value per share of $19.57 and $20.24 at June 30, 2025 and December 31, 2024, respectively, and tangible net book value per share of $16.01 and $16.59 at June 30, 2025 and December 31, 2024, respectively.
•During the three months ended June 30, 2025, Guild had a 27% purchase recapture rate, a 37% refinance recapture rate and a 32% overall recapture rate, compared to 26%, 31%, and 29%, respectively, for the three months ended March 31, 2025. During the six months ended June 30, 2025, Guild had a 27% purchase recapture rate, a 35% refinance recapture rate and a 31% overall recapture rate, compared to 27%, 25%, and 27%, respectively, for the six months ended June 30, 2024.
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
Market and Economic Overview
Over the past year, the Federal Open Market Committee (“FOMC”) pivoted its stance with multiple rate cuts beginning in September 2024; its first moves since July 2023. Following the rate cuts in November and December the Federal Reserve’s current target range is 4.25% to 4.5%. As a result of these policy moves and ongoing inflation concerns, the market’s uncertainty regarding future inflation expectations remains elevated, keeping 10-year Treasury yields at relatively high levels over the past year. Although those expectations shifted throughout the year, which did allow for a period of refinances and subsequent higher prepayment activity in the 3rd quarter of 2024, increased market worries about a growing Federal Budget deficit pushed bond yields higher in the 4th quarter and they have remained elevated. The MBA now anticipates episodic windows of refinance opportunity as rate volatility will likely continue due to policy uncertainty, including those related to trade restrictions and tariffs. The heightened market volatility and uncertainty have tempered growth expectations for 2025, making it difficult for the markets to forecast future GDP levels with the ongoing concerns around elevated inflation and uncertainty on how tariffs may impact the broader economy.
According to the MBA's July 2025 Mortgage Finance Forecast the average 30-year mortgage interest rate is expected to average near 7.0% during 2025, with a modest decline to around 6.7% by year-end, while the 10-year Treasury yield is projected to remain close to 4.5%. Heightened interest-rate volatility has widened mortgage–Treasury spreads, but these may narrow if overall market uncertainty subsides. Given the inverse relationship between interest rates and mortgage servicing rights (“MSRs”), MSR values could decrease slightly this year if rates decline. Currently, we do not employ an explicit financial hedge strategy on our MSR portfolio to offset short-term earnings volatility, however we believe the origination segment supports the complementary natural hedge that is provided by our retail production channel. We recorded a loss of $41.3 million and a loss of $69.9 million for the three months ended June 30, 2025 and March 31, 2025, respectively, and recorded a loss of $111.2 million and a gain of $22.9 million for the six months ended June 30, 2025 and 2024, respectively, for changes in the fair value of our MSRs. See discussion below under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
The MBA’s July 2025 Mortgage Finance Forecast anticipates the industry’s total origination volume will increase by 13.6% in 2025, to $2.0 trillion from $1.8 trillion in 2024. For the first half of 2025 compared to the same period in 2024, the MBA forecasted an increase of 15.8%, while our originations increased by 22.2%, outpacing the market. The MBA is forecasting mortgage originations for purchases to increase by 5.4% in 2025 to $1.4 trillion from $1.3 trillion in 2024 and are predicting refinance originations to increase by 35.2% in 2025 to $664 billion from $491 billion in 2024. Guild is well positioned to meet or exceed this growth through our historical acquisitions, organic recruiting and future potential partnerships. The MBA is forecasting total home sales to increase by a more modest pace in 2025 after remaining relatively flat for 2024 with prices stabilizing. While home-buying affordability challenges remain elevated and are expected to be challenging for 2025, there will be continued variability within local markets. Existing housing supply remains constrained as many homeowners with mortgage interest rates well below the current rates are choosing not to sell. Market and economic challenges have led to higher levels of competition and lower gain on sale margins and profitability. Margins may continue to be impacted placing sustained pressure on returns. However, future margins will depend on future market demand, capacity and other macroeconomic factors.
Recent Developments
On June 18, 2025, the Company announced that it had entered into an Agreement and Plan of Merger dated June 17, 2025 (the “Merger Agreement”) with Gulf MSR HoldCo, LLC, a Delaware limited liability company (the “Parent”), a fund managed by Bayview Asset Management, LLC (“Bayview”), and Gulf MSR Merger Sub Corporation (the “Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of the Parent.
Pursuant to the Merger Agreement, each share of the Company’s Class A common stock and Class B common stock held by our stockholders other than Bayview will be converted into the right to receive $20.00 in cash, without interest. The Merger Agreement permits our Board of Directors to authorize a special cash dividend of up to $0.25 per share in 2025 and, if the Merger is not consummated in 2025, quarterly cash dividends of up to $0.25 per share through the consummation of the Merger. The payment of any dividends will not result in an adjustment to the $20.00 per share merger consideration. The Merger is expected to close in the fourth quarter of 2025, subject to the satisfaction of customary closing conditions. The transaction is not subject to any financing conditions.
Upon completion of the transaction, the Company will become a private company. McCarthy Capital Mortgage Investors, LLC has executed a written consent to approve the transaction, thereby providing the required stockholder approval for the transaction. No further action by our other stockholders is required to approve the transaction.
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
The tables below provide detail regarding the composition of our origination volume and other key performance indicators and metrics for the periods presented.

	Three Months Ended		Change	% Change
($ and units in thousands)	June 30, 2025	March 31, 2025
Origination Data
Loan origination volume by type:
Conventional conforming	$3,768,538	$2,772,485	$996,053	35.9%
Government(1)	2,081,848	1,425,497	656,351	46.0%
Other(2)	1,624,408	1,006,583	617,825	61.4%
Total originations(3)	$7,474,794	$5,204,565	$2,270,229	43.6%
Total originations (units)(4)	21.4	15.3	6.1	39.9%
Total loans sold(5)	$6,813,533	$5,191,405	$1,622,128	31.2%
Service retained(6)	61.0%	60.2%	0.8%	1.3%
Gain on sale margin (bps)(7)	329	376	(47)	(12.5)%
Weighted average note rate	6.7%	6.7%	—%	—%
Excludes reverse and brokered loans:
Purchase origination %	88.6%	87.6%	1.0%	1.1%
Refinance origination %	11.4%	12.4%	(1.0)%	(8.1)%
Total locked volume(8)	$8,302,129	$6,528,769	$1,773,360	27.2%
Pull-through adjusted locked volume(9)	$7,488,520	$5,862,835	$1,625,685	27.7%
Gain on sale margin on pull-through adjusted locked volume (bps)(10)	315	316	(1)	(0.3)%
Purchase recapture rate(11)	27.4%	26.4%	1.0%	3.8%
Refinance recapture rate(11)	36.5%	30.9%	5.6%	18.1%
Overall recapture rate(11)	31.8%	28.7%	3.1%	10.8%

	Six Months Ended		Change	% Change
($ and units in thousands)	June 30, 2025	June 30, 2024
Origination Data
Loan origination volume by type:
Conventional conforming	$6,541,023	$5,998,833	$542,190	9.0%
Government(1)	3,507,345	2,769,442	737,903	26.6%
Other(2)	2,630,991	1,610,162	1,020,829	63.4%
Total originations(3)	$12,679,359	$10,378,437	$2,300,922	22.2%
Total originations (units)(4)	36.7	31.1	5.6	18.0%
Total loans sold(5)	$12,004,938	$9,345,646	$2,659,292	28.5%
Service retained(6)	60.5%	69.5%	(9.0)%	(12.9)%
Gain on sale margin (bps)(7)	349	340	9	2.6%
Weighted average note rate	6.7%	6.9%	(0.2)%	(2.9)%
Excludes reverse and brokered loans:
Purchase origination %	88.2%	91.8%	(3.6)%	(3.9)%
Refinance origination %	11.8%	8.2%	3.6%	43.9%
Total locked volume(8)	$14,830,898	$12,667,077	$2,163,821	17.1%
Pull-through adjusted locked volume(9)	$13,377,470	$11,147,028	$2,230,442	20.0%
Gain on sale margin on pull-through adjusted locked volume (bps)(10)	315	305	10	3.3%
Purchase recapture rate(11)	27.4%	27.3%	0.1%	0.4%
Refinance recapture rate(11)	35.4%	25.3%	10.1%	39.9%
Overall recapture rate(11)	31.2%	26.6%	4.6%	17.3%
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
(9)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 90.2%, 89.8% and 88.0% as of June 30, 2025, March 31, 2025 and June 30, 2024, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
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

The tables below provide details regarding our servicing segment and key performance indicators and metrics, excluding loans subserviced by third-parties and reverse mortgages, for the periods presented.

	Three Months Ended		Change	% Change
($ and units in thousands)	June 30, 2025	March 31, 2025
Servicing Data(1)
UPB of servicing portfolio (period end)(2)	$96,275,766	$94,005,693	$2,270,073	2.4%
UPB of servicing portfolio (average)(2)	$95,140,730	$93,502,278	$1,638,452	1.8%
Loans serviced (period end)(3)	381	373	8	2.1%
Loans serviced (average)(3)	377	372	5	1.3%
Weighted average servicing fee	0.31%	0.31%	0.00%	—%
Weighted average coupon rate	4.6%	4.5%	0.1%	2.2%
Weighted average prepayment speed(4)	8.8%	8.6%	0.2%	2.3%
MSR multiple (period end)(5)	4.5	4.6	(0.1)	(2.2)%
Loan delinquency rate 60-plus days (period end)	1.8%	1.8%	0.0%	—%

	Six Months Ended		Change	% Change
($ and units in thousands)	June 30, 2025	June 30, 2024
Servicing Data(1)
UPB of servicing portfolio (period end)(2)	$96,275,766	$89,092,933	$7,182,833	8.1%
UPB of servicing portfolio (average)(2)	$94,637,314	$87,063,416	$7,573,898	8.7%
Loans serviced (period end)(3)	381	358	23	6.4%
Loans serviced (average)(3)	376	352	24	6.8%
Weighted average servicing fee	0.31%	0.32%	(0.01)%	(3.1)%
Weighted average coupon rate	4.6%	4.3%	0.3%	7.0%
Weighted average prepayment speed(4)	8.8%	7.9%	0.9%	11.4%
MSR multiple (period end)(5)	4.5	4.9	(0.4)	(8.2)%
Loan delinquency rate 60-plus days (period end)	1.8%	1.5%	0.3%	20.0%
__________________________
(1)Excludes subserviced forward and reverse mortgage loans, which had ending UPB of $0.5 billion, $1.9 billion and $2.0 billion as of June 30, 2025, March 31, 2025 and June 30, 2024, respectively.
(2)Includes loans held for sale and pending service release loans, which had ending UPB of $2.1 billion, $1.5 billion and $1.9 billion as of June 30, 2025, March 31, 2025 and June 30, 2024, respectively.
(3)Includes approximately 7 thousand, 6 thousand and 7 thousand of loans held for sale and pending service release loans as of June 30, 2025, March 31, 2025 and June 30, 2024, respectively.
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
Adjusted net income. Net income (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted net income, a non-GAAP measure. We define adjusted net income as earnings or loss attributable to Guild excluding (i) the change in the fair value measurements related to our MSRs due to changes in model inputs and assumptions, (ii) change in the fair value of contingent liabilities related to completed acquisitions, net of change in the fair value of notes receivable related to acquisitions, (iii) amortization of acquired intangible assets, (iv) stock-based compensation and (v) merger-related expenses. We exclude these items because we believe they are non-cash and / or expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted net income is also adjusted by applying an estimated effective tax rate to these adjustments. We exclude the change in the fair value of MSRs, a non-cash, non-realized adjustment to net revenues, from adjusted net income and adjusted EBITDA below because it is not indicative of our operating performance or results of operations. The change in fair value of MSRs is due to changes in model inputs and assumptions such as prepayment speed, discount rate, cost to service assumptions and other factors that impact the carrying value of our MSRs from period to period. Merger-related expenses relate to the previously announced proposed Merger between the Company, the Parent and the Merger Sub pursuant to the Merger Agreement and includes direct transaction costs for external advisory, legal and other professional services.
Adjusted earnings per share—Basic and Diluted. Earnings per share is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted earnings per share, a non-GAAP measure. We define adjusted earnings per share as our adjusted net income divided by the basic and diluted weighted average shares outstanding of our Class A and Class B common stock. Diluted weighted average shares outstanding is adjusted to include potential shares of Class A common stock related to unvested restricted stock grants that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive due to the net loss, when applicable.
Adjusted EBITDA. Net income (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted EBITDA, a non-GAAP measure. We define adjusted EBITDA as earnings before (i) interest expense on non-funding debt (without adjustment for net warehouse interest related to loan fundings and payoff interest related to loan prepayments), (ii) taxes, (iii) depreciation and amortization and (iv) net income attributable to the non-controlling interests, and excluding (v) any change in the fair value measurements of our MSRs due to valuation assumptions, (vi) change in the fair value of contingent liabilities related to completed acquisitions, net of change in the fair value of notes receivable related to acquisitions, (vii) stock-based compensation and (viii) merger-related expenses. We exclude these items because we believe they are not reflective of our core operations or indicative of our ongoing operations.
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

Reconciliation of Net Income (Loss) to Adjusted Net Income and Earnings (Loss) Per Share to Adjusted Earnings Per Share
	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net income (loss) attributable to Guild	$18,661	$(23,897)	$(5,236)	$66,081
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	19,456	55,020	74,476	(53,542)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	2,062	2,001	4,063	7,397
Amortization of acquired intangible assets	2,230	2,229	4,459	4,597
Stock-based compensation	1,830	1,602	3,432	4,824
Merger-related expenses	4,386	—	4,386	—
Tax impact of adjustments(1)	(7,187)	(15,335)	(22,522)	9,401
Adjusted net income	$41,438	$21,620	$63,058	$38,758
Weighted average shares outstanding of Class A and Class B common stock:
Basic	62,168	61,909	62,039	61,223
Diluted	62,622	61,909	62,039	62,275
Adjusted diluted(2)	62,622	62,439	62,531	62,275

Earnings (loss) per share—Basic	$0.30	$(0.39)	$(0.08)	$1.08
Earnings (loss) per share—Diluted	$0.30	$(0.39)	$(0.08)	$1.06
Adjusted earnings per share—Basic	$0.67	$0.35	$1.02	$0.63
Adjusted earnings per share—Diluted	$0.66	$0.35	$1.01	$0.62
___________________________
(1)Calculated using the estimated effective tax rates of 24.0%, 25.2%, 24.8% and 25.6% for the three months ended June 30, 2025 and March 31, 2025 and the six months ended June 30, 2025 and 2024, respectively.
(2)Adjusted diluted weighted average shares outstanding of Class A and Class B common stock for the three months ended March 31, 2025 and the six months ended June 30, 2025 includes 0.5 million potential shares of Class A common stock related to unvested restricted stock grants that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive. There were no adjustments for the three months ended June 30, 2025 or the six months ended June 30, 2024.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net income (loss)	$18,663	$(23,959)	$(5,296)	$65,991
Add adjustments:
Interest expense on non-funding debt	6,148	5,749	11,897	8,030
Income tax expense (benefit)	1,879	(7,665)	(5,786)	17,079
Depreciation and amortization	3,611	3,647	7,258	7,724
Change in fair value of MSRs due to model inputs and assumptions	19,456	55,020	74,476	(53,542)
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	2,062	2,001	4,063	7,397
Stock-based compensation	1,830	1,602	3,432	4,824
Merger-related expenses	4,386	—	4,386	—
Adjusted EBITDA	$58,035	$36,395	$94,430	$57,503

Reconciliation of Return on Average Equity to Adjusted Return on Average Equity
	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Income Statement Data:
Net income (loss) attributable to Guild	$18,661	$(23,897)	$(5,236)	$66,081
Adjusted net income	$41,438	$21,620	$63,058	$38,758

Denominator: Average stockholders' equity	$1,209,172	$1,227,128	$1,236,054	$1,202,965
Return on average equity	6.2%	(7.8)%	(0.8)%	11.0%
Adjusted return on average equity	13.7%	7.0%	10.2%	6.4%

Reconciliation of Book Value Per Share to Tangible Net Book Value Per Share
(in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Total stockholders' equity	$1,218,098	$1,254,010
Less: non-controlling interests	427	487
Total stockholders' equity attributable to Guild	$1,217,671	$1,253,523
Adjustments:
Goodwill	(198,724)	(198,724)
Intangible assets, net	(22,811)	(27,270)
Tangible common equity	$996,136	$1,027,529

Ending shares of Class A and Class B common stock outstanding	62,236	61,926

Book value per share	$19.57	$20.24
Tangible net book value per share(1)	$16.01	$16.59
___________________________
(1)Tangible net book value per share uses the same denominator as book value per share.

Results of Operations
The following tables summarize our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 compared to March 31, 2025 and the six months ended June 30, 2025 compared to 2024.

	Three Months Ended
($ in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$236,001	$185,213	$50,788	27.4%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,591	2,915	(324)	(11.1)%
Loan servicing and other fees	72,745	72,751	(6)	0.0%
Valuation adjustment of mortgage servicing rights	(41,313)	(69,936)	28,623	40.9%
Interest income	38,714	29,094	9,620	33.1%
Interest expense	(28,963)	(22,079)	(6,884)	(31.2)%
Other (expense), income, net	(330)	528	(858)	(162.5)%
Net revenue	279,445	198,486	80,959	40.8%
Expenses
Salaries, incentive compensation and benefits	202,838	173,212	29,626	17.1%
General and administrative	31,426	29,153	2,273	7.8%
Occupancy, equipment and communication	19,913	21,720	(1,807)	(8.3)%
Depreciation and amortization	3,611	3,647	(36)	(1.0)%
Provision for foreclosure losses	1,115	2,378	(1,263)	(53.1)%
Total expenses	258,903	230,110	28,793	12.5%
Income (loss) before income taxes	20,542	(31,624)	52,166	165.0%
Income tax expense (benefit)	1,879	(7,665)	9,544	124.5%
Net income (loss)	18,663	(23,959)	42,622	177.9%
Net income (loss) attributable to non-controlling interests	2	(62)	64	103.2%
Net income (loss) attributable to Guild	$18,661	$(23,897)	$42,558	178.1%

	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$421,214	$339,908	$81,306	23.9%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,506	5,364	142	2.6%
Loan servicing and other fees	145,496	133,497	11,999	9.0%
Valuation adjustment of mortgage servicing rights	(111,249)	22,912	(134,161)	(585.5)%
Interest income	67,808	60,947	6,861	11.3%
Interest expense	(51,042)	(45,188)	(5,854)	(13.0)%
Other income, net	198	27	171	633.3%
Net revenue	477,931	517,467	(39,536)	(7.6)%
Expenses
Salaries, incentive compensation and benefits	376,050	329,005	47,045	14.3%
General and administrative	60,579	57,609	2,970	5.2%
Occupancy, equipment and communication	41,633	40,163	1,470	3.7%
Depreciation and amortization	7,258	7,724	(466)	(6.0)%
Provision for (reversal of) foreclosure losses	3,493	(104)	3,597	NM
Total expenses	489,013	434,397	54,616	12.6%
(Loss) income before income taxes	(11,082)	83,070	(94,152)	(113.3)%
Income tax (benefit) expense	(5,786)	17,079	(22,865)	(133.9)%
Net (loss) income	(5,296)	65,991	(71,287)	(108.0)%
Net loss attributable to non-controlling interests	(60)	(90)	30	33.3%
Net (loss) income attributable to Guild	$(5,236)	$66,081	$(71,317)	(107.9)%
__________________________
NM—Not meaningful.
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Gain on sale of loans	$152,463	$122,914	$29,549	24.0%
Loan origination fees	29,201	23,215	5,986	25.8%
Fair value of originated MSRs	50,687	38,484	12,203	31.7%
Changes in fair value of mortgage loans held for sale (“MLHS”) and IRLCs	19,938	26,795	(6,857)	(25.6)%
Changes in fair value of forward commitments	(5,416)	(21,100)	15,684	74.3%
Provision for investor reserves	(10,872)	(5,095)	(5,777)	(113.4)%
Total loan origination fees and gain on sale of loans, net	$236,001	$185,213	$50,788	27.4%

The increase in gain on sale of loans for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 was driven by an increase in loan sales of $1.6 billion, or 31.2% and offset by the decrease in gain on sale margin.
Loan origination fees for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 increased $6.0 million, or 25.8% due to the increase in loan volume offset by an increase in third party pricing for pass through loan costs.
The increase in the fair value of originated MSRs for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 was due to the increase in retained sales offset by slight declines in MSR value in the quarter.
The change in fair value of MLHS and IRLC for the three months ended June 30, 2025 was driven by an increase in pull-through adjusted locked volume and loans held for sale as of period end, as well as an increase in valuations.
The change in fair value of forward commitments for the three months ended June 30, 2025 of $5.4 million was driven by the increase in volume of forward commitments consistent with the increase in volume of the interest rate lock commitments and loans held for sale, as well as unfavorable market pricing and volatility.
The increase in provision for investor reserves for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 is due to an increase in loan origination volume as well as updates to forecasted loss estimates based on recent repurchase and loan sale activity.

	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Gain on sale of loans	$275,377	$195,745	$79,632	40.7%
Loan origination fees	52,416	34,520	17,896	51.8%
Fair value of originated MSRs	89,171	89,631	(460)	(0.5)%
Changes in fair value of MLHS and IRLCs	46,733	10,332	36,401	352.3%
Changes in fair value of forward commitments	(26,516)	14,236	(40,752)	(286.3)%
Provision for investor reserves	(15,967)	(4,556)	(11,411)	(250.5)%
Total loan origination fees and gain on sale of loans, net	$421,214	$339,908	$81,306	23.9%
The increase in gain on sale of loans for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was driven by an increase in loan sales as well as an increase in gain on sale margins and gains on settled commitments.
Loan origination fees for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased $17.9 million, or 51.8% due to the increase in loan volume, and product mix changes, primarily driven by higher brokered and government fee production income.
The decrease in the fair value of originated MSRs for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to a decrease in the average value of originated MSRs partially offset by an increase in retained sales volume for the six months ended June 30, 2025.
The change in fair value of MLHS and IRLC for the six months ended June 30, 2025 was driven by an increase in pull-through adjusted locked volume and loans held for sale as of period end and an increase in valuations.
The change in fair value of forward commitments for the six months ended June 30, 2025 of $26.5 million was driven by an increase in the volume of forward commitments consistent with the increase in volume of the interest rate lock commitments and loans held for sale, as well as unfavorable market pricing and volatility as compared to the prior year.
The increase in provision for investor reserves for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is due to an increase in loan origination volume and serviced released sales as well as updates to forecasted loss estimates based on recent repurchase and loan sale activity.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings, Net
The gain on origination and securitization related to our reverse mortgage portfolio was $2.6 million and $2.9 million for the three months ended June 30, 2025 and March 31, 2025, respectively, and $5.5 million and $5.4 million for the six months ended June 30, 2025 and 2024, respectively.

Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended			% Change
($ in thousands)	June 30, 2025	March 31, 2025	$ Change
Servicing fee income	$71,526	$71,300	$226	0.3%
Late fees	2,362	2,548	(186)	(7.3)%
Other ancillary servicing revenue and fees	(1,143)	(1,097)	(46)	(4.2)%
Total loan servicing and other fees	$72,745	$72,751	$(6)	0.0%
Loan servicing and other fees remained flat for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025, from $72.8 million to $72.7 million.

	Six Months Ended			% Change
($ in thousands)	June 30, 2025	June 30, 2024	$ Change
Servicing fee income	$142,826	$130,099	$12,727	9.8%
Late fees	4,910	4,098	812	19.8%
Other ancillary servicing revenue and fees	(2,240)	(700)	(1,540)	(220.0)%
Total loan servicing and other fees	$145,496	$133,497	$11,999	9.0%
Loan servicing and other fees increased 9.0% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, from $133.5 million to $145.5 million. The increase was mostly due to the 8.7% increase in the average UPB of our servicing portfolio and the increase in the average number of loans serviced.
Valuation Adjustment of Mortgage Servicing Rights
The tables below provide the components of our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(21,857)	$(14,916)	$(6,941)	(46.5)%
Change in fair value of MSRs due to model inputs and assumptions	(19,456)	(55,020)	35,564	64.6%
Total MSR valuation adjustment	$(41,313)	$(69,936)	$28,623	40.9%

	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(36,773)	$(30,630)	$(6,143)	(20.1)%
Change in fair value of MSRs due to model inputs and assumptions	(74,476)	53,542	(128,018)	(239.1)%
Total MSR valuation adjustment	$(111,249)	$22,912	$(134,161)	(585.5)%
The fair value of MSRs is driven by changes in mortgage interest rates and prepayment speeds, which generally move inversely. Rising rates slow prepayments, increasing MSR value, while falling rates accelerate prepayments, reducing MSR value. Other factors, such as discount rates, escrow earnings rates, and servicing cost, also affect fair value. The weighted average estimated prepayment speed of loans in our servicing portfolio increased to 8.8% at June 30, 2025 compared to 8.6% at March 31, 2025, and 7.9% at June 30, 2024. The 30-year mortgage interest rate remained relatively flat from prior quarter and slightly down during the six months ended June 30, 2025, resulting in an increase in estimated prepayment speed, which coupled with escrow earnings rates decreasing to 3.8% at June 30, 2025 compared to 4.0% at March 31, 2025 led to a $19.5 million decrease in fair value of MSRs during the three months ended June 30, 2025 and $74.5 million decrease for the six months ended June 30, 2025. Actual prepayments increased 44.5% from $1.1 billion during the three months ended March 31, 2025 to $1.6 billion during the three months ended June 30, 2025, leading to $6.9 million higher collection/realization of cash flows compared to prior quarter. Prepayments increased 42.2% from $1.9 billion for the six months ended June 30, 2024 to $2.7 billion for the six months ended June 30, 2025, leading to $6.1 million higher collection/realization of cash flows compared to prior year.
Interest Income
The tables below provide additional details regarding our interest income for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Interest income, funding	$24,332	$17,786	$6,546	36.8%
Interest income earnings credit	12,561	9,967	2,594	26.0%
Other	1,821	1,341	480	35.8%
Total interest income	$38,714	$29,094	$9,620	33.1%
Interest income, funding increased for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 due to a increase in origination volume of 43.6% and an increase in the daily average balance of our loans held for sale.
Interest income earnings credit increased for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 due to an increase in the cash balances held with our banking partners.

	Six Months Ended			% Change
($ in thousands)	June 30, 2025	June 30, 2024	$ Change
Interest income, funding	$42,118	$34,629	$7,489	21.6%
Interest income earnings credit	22,528	24,021	(1,493)	(6.2)%
Other	3,162	2,297	865	37.7%
Total interest income	$67,808	$60,947	$6,861	11.3%
Interest income, funding increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to an increase in origination volume.
Interest income earnings credit decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due a decrease in the earnings credit rate partially offset by higher cash balances held with our banking partners.
Interest Expense
The tables below provide additional details regarding our interest expense for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Interest expense, funding facilities	$19,922	$13,619	$6,303	46.3%
Interest expense, other financing	6,400	6,028	372	6.2%
Bank servicing charges	1,798	1,855	(57)	(3.1)%
Payoff interest expense	843	577	266	46.1%
Total interest expense	$28,963	$22,079	$6,884	31.2%
Interest expense, funding facilities increased for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 due to higher average daily balances held with our warehouse lenders as origination volumes have increased.

	Six Months Ended			% Change
($ in thousands)	June 30, 2025	June 30, 2024	$ Change
Interest expense, funding facilities	$33,541	$32,559	$982	3.0%
Interest expense, other financing	12,428	8,754	3,674	42.0%
Bank servicing charges	3,653	2,944	709	24.1%
Payoff interest expense	1,420	931	489	52.5%
Total interest expense	$51,042	$45,188	$5,854	13.0%
Interest expense, funding facilities increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the increase in average daily balances held with our warehouse lenders due to the increase in origination volume partially offset by lower rates on our funding facilities.
Interest expense, other financing increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in the average balances on our notes payable.
Expenses
Salaries, Incentive Compensation and Benefits
The tables below provide additional details regarding our salaries, incentives compensation and benefits expense for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Salaries	$87,254	$86,217	$1,037	1.2%
Incentive compensation	86,698	58,744	27,954	47.6%
Benefits	28,886	28,251	635	2.2%
Total salaries, incentive compensation and benefits expense	$202,838	$173,212	$29,626	17.1%
Incentive compensation expense increased for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025, primarily due to the increase in origination volume of 43.6%.

	Six Months Ended			% Change
($ in thousands)	June 30, 2025	June 30, 2024	$ Change
Salaries	$173,471	$162,648	$10,823	6.7%
Incentive compensation	145,442	114,884	30,558	26.6%
Benefits	57,137	51,473	5,664	11.0%
Total salaries, incentive compensation and benefits expense	$376,050	$329,005	$47,045	14.3%
Salaries expense increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to an increase in average full-time equivalent employees primarily due to the acquisition of Academy in February 2024.
Incentive compensation expense increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the increase in origination volume of 22.2%.
Benefits expense increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in average headcount and overall compensation increases due to the acquisition of Academy in February 2024.

General and Administrative
The tables below provide additional details regarding our general and administrative expense for the periods presented.

	Three Months Ended		$ Change	% Change
($ in thousands)	June 30, 2025	March 31, 2025
Professional fees	$17,919	$12,499	$5,420	43.4%
Advertising and promotions	5,486	8,500	(3,014)	(35.5)%
Office supplies, travel and entertainment	3,932	3,786	146	3.9%
Contingent liability and notes receivable fair value adjustment, net	2,062	2,001	61	3.0%
Other	2,027	2,367	(340)	(14.4)%
Total general and administrative expense	$31,426	$29,153	$2,273	7.8%
Professional fees increased for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025, primarily due to $4.4 million of external advisory fees, legal and other professional related expenses incurred in connection with the announcement of the proposed Merger and a $1.3 million increase in per-loan verification fees as a result of increases in origination volume.
Advertising and promotions expense decreased for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025, due to our annual sales meeting that occurred during the first quarter of 2025.

	Six Months Ended		$ Change	% Change
($ in thousands)	June 30, 2025	June 30, 2024
Professional fees	$30,418	$27,130	$3,288	12.1%
Advertising and promotions	13,986	12,274	1,712	13.9%
Office supplies, travel and entertainment	7,718	7,899	(181)	(2.3)%
Contingent liability and notes receivable fair value adjustment, net	4,063	7,397	(3,334)	(45.1)%
Other	4,394	2,909	1,485	51.0%
Total general and administrative expense	$60,579	$57,609	$2,970	5.2%
Professional fees increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to $4.4 million of merger related expenses, discussed above, and a $3.2 million increase in per-loan verification fees as a result of third-party pricing increases and increases in origination volume, offset by decreases in accounting and legal fees of $4.5 million.
Advertising and promotions expense increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in marketing costs to support the increase in the number of our sales professionals and origination volumes.
The decrease to the contingent liability fair value adjustment, net during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was driven by revisions made to the estimated fair value of earn-out obligations based on latest forecasted amounts.
Other expenses increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to subservicing fee expense for an MSR portfolio purchased in the second quarter of 2024. This portfolio was sold in the second quarter of 2025.

Occupancy, Equipment and Communication
The tables below provide additional details regarding our occupancy, equipment and communication expense for the periods presented.

	Three Months Ended
($ in thousands)	June 30, 2025	March 31, 2025	$ Change	% Change
Occupancy	$10,643	$11,106	$(463)	(4.2)%
Equipment	1,790	2,473	(683)	(27.6)%
Communication	7,480	8,141	(661)	(8.1)%
Total occupancy, equipment and communication expense	$19,913	$21,720	$(1,807)	(8.3)%
Total occupancy, equipment and communication expense decreased from $21.7 million for the three months ended March 31, 2025 to $19.9 million for the three months ended June 30, 2025 due to termination fees paid on branch and equipment leases in prior period.

	Six Months Ended			% Change
($ in thousands)	June 30, 2025	June 30, 2024	$ Change
Occupancy	$21,749	$23,364	$(1,615)	(6.9)%
Equipment	4,263	4,074	189	4.6%
Communication	15,621	12,725	2,896	22.8%
Total occupancy, equipment and communication expense	$41,633	$40,163	$1,470	3.7%
Total occupancy, equipment and communication expense increased from $40.2 million for the six months ended June 30, 2024 to $41.6 million for the six months ended June 30, 2025 due to an increase in communication expense related to vendor software licenses due to headcount and acquisition growth offset by a reduction in occupancy due a continued focus on cost savings initiatives.
Depreciation and Amortization
Depreciation and amortization expense remained flat at $3.6 million for the three months ended March 31, 2025 and June 30, 2025. Depreciation and amortization expense decreased from $7.7 million during the six months ended June 30, 2024 to $7.3 million for the six months ended June 30, 2025 due to lower depreciation expense on capitalized software and acquired intangible assets.
Provision for Foreclosure Losses
Our provision for foreclosure losses decreased from $2.4 million for the three months ended March 31, 2025 to $1.1 million for the three months ended June 30, 2025. Prior quarter was higher due to significant increase in the number of loans in foreclosure related to the expiration of VA foreclosure moratorium. Our provision for foreclosure losses increased from a reversal of $0.1 million for the six months ended June 30, 2024 to a provision of $3.5 million for the six months ended June 30, 2025 due to the increase in number of loans in foreclosure related to the expiration of the VA foreclosure moratorium at December 2024.
Our 60-plus days delinquency rate was 1.8%, 1.8% and 1.5% at June 30, 2025, March 31, 2025 and June 30, 2024, respectively. The delinquency rate increased compared to the prior year primarily due to market and portfolio factors. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Income Taxes
Income tax increased from a benefit of $7.7 million for the three months ended March 31, 2025 to a provision of $1.9 million for the three months ended June 30, 2025. The effective tax rates for the three months ended June 30, 2025 and March 31, 2025 were 9.1% and 24.2%, respectively. Income tax decreased from an expense of $17.1 million for the six months ended June 30, 2024 to a benefit of $5.8 million for the six months ended June 30, 2025. The effective tax rates for the six months ended June 30, 2025 and 2024 were 52.2% and 20.6%, respectively. During the second quarter of 2025, we recognized a $4.4 million benefit from California SB-132’s transition to single-sales-factor apportionment for financial institutions, which resulted in a decrease in the effective income tax rate from the prior quarter and increased our year-to-date income tax benefit and effective rate. In the third quarter of 2025, the Company will adopt the provisions of the One Big Beautiful Bill Act, which the Company is currently assessing the impact on future income tax expense.

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
Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for three months ended June 30, 2025 compared to the three months ended March 31, 2025 and the six months ended June 30, 2025 compared to the six months ended June 30, 2024. These results do not include unallocated corporate costs. See “Note 16—Segments” of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information about our segments.
Origination
The tables below provide additional details regarding our origination segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	June 30, 2025	March 31, 2025	Change	% Change
Total originations(1)	$7,474,794	$5,204,565	$2,270,229	43.6%
Total originations (units)(2)	21.4	15.3	6.1	39.9%

Loan origination fees and gain on sale, net	$235,132	$184,161	$50,971	27.7%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,591	2,915	(324)	(11.1)%
Interest income, net	5,089	3,003	2,086	69.5%
Other (expense), income, net	(268)	522	(790)	(151.3)%
Net revenue	242,544	190,601	51,943	27.3%
Salaries, incentive compensation and benefits	178,482	149,921	28,561	19.1%
General and administrative	20,729	21,573	(844)	(3.9)%
Occupancy, equipment and communication	16,652	18,542	(1,890)	(10.2)%
Depreciation and amortization	3,291	3,421	(130)	(3.8)%
Total expenses	219,154	193,457	25,697	13.3%
Net income (loss) allocated to origination	$23,390	$(2,856)	$26,246	919.0%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net income allocated to our origination segment increased by $26.2 million, or 919.0%, for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025, primarily due to a increase in net revenue of $51.9 million, or 27.3%, offset by a 13.3% increase in volume related expenses.
Total originations increased $2.3 billion, or 43.6%, and total origination units increased by 39.9% for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 driven by seasonality and interest rate volatility throughout the quarter.

Our gain on sale margins decreased to 329 basis points for the three months ended June 30, 2025 from 376 basis points for the previous quarter ended March 31, 2025 due to the timing of sales settling in prior quarter and increases in investor reserves.
Our purchase volume percentage increased from 87.6% to 88.6% of total originations for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 due to periodic interest rate decreases seen during the prior quarter which led to an increase in refinance activity.
The percentage of service retained originations increased slightly to 61.0% for the three months ended June 30, 2025 compared to 60.2% for the previous quarter ended March 31, 2025. Service released sales remain elevated due to continued higher execution opportunities.

	Six Months Ended
($ and units in thousands)	June 30, 2025	June 30, 2024	Change	% Change
Total originations(1)	$12,679,359	$10,378,437	$2,300,922	22.2%
Total originations (units)(2)	36.7	31.1	5.6	18.0%

Loan origination fees and gain on sale, net	$419,293	$339,882	$79,411	23.4%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	5,506	5,364	142	2.6%
Interest income, net	8,092	545	7,547	NM
Other income, net	254	899	(645)	(71.7)%
Net revenue	433,145	346,690	86,455	24.9%
Salaries, incentive compensation and benefits	328,403	290,142	38,261	13.2%
General and administrative	42,302	42,346	(44)	(0.1)%
Occupancy, equipment and communication	35,194	34,811	383	1.1%
Depreciation and amortization	6,712	6,653	59	0.9%
Total expenses	412,611	373,952	38,659	10.3%
Net income (loss) allocated to origination	$20,534	$(27,262)	$47,796	175.3%
__________________________
NM—Not meaningful.
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net income allocated to our origination segment improved significantly by $47.8 million, or 175.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in net revenue of $86.5 million, or 24.9%, which was partially offset by our 10.3% increase in volume related expenses, showing our ability to scale as we grow originations.
Total originations increased $2.3 billion, or 22.2%, and total origination units increased by 18.0% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 driven by expansion from prior year acquisition and organic recruiting as well as an increase in housing supply, interest rate volatility and seasonality.
Our gain on sale margins increased to 349 basis points for the six months ended June 30, 2025 from 340 basis points for the six months ended June 30, 2024 due to interest rate and market volatility.
Our purchase volume percentage decreased slightly from 91.8% to 88.2% of total originations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 driven by increased refinance activity led by periodic drops in interest rates during the first half of 2025.
The percentage of service retained originations decreased to 60.5% for the six months ended June 30, 2025 compared to 69.5% for the six months ended June 30, 2024 due to receiving higher execution opportunities on service released sales.

Servicing
The tables below provide additional details regarding our servicing segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	June 30, 2025	March 31, 2025	Change	% Change
Average UPB of servicing portfolio(1)	$95,140,730	$93,502,278	$1,638,452	1.8%
Average loans serviced(2)	377	372	5	1.3%

Loan servicing and other fees	$72,745	$72,751	$(6)	0.0%
Loan origination fees and gain on sale, net	869	1,052	(183)	(17.4)%
Other income, net	1	1	—	0.0%
Total revenue	73,615	73,804	(189)	(0.3)%
Valuation adjustment of MSRs	(41,313)	(69,936)	28,623	40.9%
Interest income, net	11,030	9,112	1,918	21.0%
Net revenue	43,332	12,980	30,352	233.8%
Salaries, incentive compensation and benefits	10,304	10,172	132	1.3%
General and administrative	3,228	3,720	(492)	(13.2)%
Occupancy, equipment and communication	1,133	1,142	(9)	(0.8)%
Depreciation and amortization	207	133	74	55.6%
Provision for foreclosure losses	1,115	2,378	(1,263)	(53.1)%
Total expenses	15,987	17,545	(1,558)	(8.9)%
Net income (loss) allocated to servicing	$27,345	$(4,565)	$31,910	699.0%
__________________________
(1)Excludes subserviced and reverse mortgage loans, which had UPB of $0.5 billion and $1.9 billion as of June 30, 2025 and March 31, 2025, respectively, and includes loans held for sale and pending service release loans of $2.1 billion and $1.5 billion, respectively.
(2)Includes loans held for sale and pending service release loans, which had period end number of loans serviced of approximately 7 thousand and 6 thousand as of June 30, 2025 and March 31, 2025, respectively.
Net income allocated to servicing increased significantly by $31.9 million, or 699.0%, for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 primarily due a $28.6 million increase in the valuation adjustment of MSRs during the quarter. See discussion above under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
The provision for foreclosure losses decreased $1.3 million, or 53.1% for the three months ended June 30, 2025 compared to the previous quarter ended March 31, 2025 due to the prior quarter foreclosure volumes from the expiration of the VA foreclosure moratorium. See discussion above under “—Results of Operations—Expenses—Provision for Foreclosure Losses”.

	Six Months Ended
($ and units in thousands)	June 30, 2025	June 30, 2024	Change	% Change
Average UPB of servicing portfolio(1)	$94,637,314	$87,063,416	$7,573,898	8.7%
Average loans serviced(2)	376	352	24	6.8%

Loan servicing and other fees	$145,496	$133,497	$11,999	9.0%
Loan origination fees and gain on sale, net	1,921	26	1,895	NM
Other income, net	2	67	(65)	(97.0)%
Total revenue	147,419	133,590	13,829	10.4%
Valuation adjustment of MSRs	(111,249)	22,912	(134,161)	(585.5)%
Interest income, net	20,142	22,366	(2,224)	(9.9)%
Net revenue	56,312	178,868	(122,556)	(68.5)%
Salaries, incentive compensation and benefits	20,476	16,663	3,813	22.9%
General and administrative	6,948	6,717	231	3.4%
Occupancy, equipment and communication	2,275	1,701	574	33.7%
Depreciation and amortization	340	411	(71)	(17.3)%
Provision for (reversal of) foreclosure losses	3,493	(104)	3,597	NM
Total expenses	33,532	25,388	8,144	32.1%
Net income allocated to servicing	$22,780	$153,480	$(130,700)	(85.2)%
__________________________
NM—Not meaningful.
(1)Excludes subserviced and reverse mortgage loans, which had UPB of $0.5 billion and $2.0 billion as of June 30, 2025 and 2024, respectively, and includes loans held for sale and pending service release loans of $2.1 billion and $1.9 billion, respectively.
(2)Includes loans held for sale and pending service release loans, which had period end number of loans serviced of approximately 7 thousand as of June 30, 2025 and 2024, respectively.
Net income allocated to servicing decreased significantly by $130.7 million, or 85.2%, for the six months ended June 30, 2025 compared to June 30, 2024 primarily due to a $134.2 million decrease in the valuation adjustment of MSRs during the period.
Total revenue for the six months ended June 30, 2025 increased 10.4% compared to the six months ended June 30, 2024, in line with the increase in average UPB of the servicing portfolio of 8.7% and the increase in average number of loans serviced by 6.8% for the same period.
The provision for foreclosure losses increased $3.6 million for the six months ended June 30, 2025 compared to June 30, 2024 due to the increase in number of loans in foreclosure due to the expiration of the VA foreclosure moratorium.
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
Historically, our primary uses of funds have included:

•cash flows used in our operations, including but not limited to:
◦origination of MLHS;
◦payment of operating expenses, including personnel costs and IT infrastructure;
◦payment of interest expense; and
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
Our loan funding facilities are primarily in the form of master repurchase agreements, which we refer to as “warehouse lines of credit.” Loans financed under these facilities are generally financed at approximately 97% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from our operations. Once closed, the underlying mortgage loan that is held for sale is pledged as collateral for the borrowing or advance that was made under these loan funding facilities. In most cases, the loans will remain in one of the loan funding facilities for only a short time, generally less than one month, until the loans are pooled and sold. During 2025, our loans remained on warehouse lines of credit for an average of 17 days. During the time the loans are held for sale, we earn interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we must pay under the loan funding facilities.
When we sell a pool of loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the loan funding facilities. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our loan funding facilities.
As of June 30, 2025, we had twelve different loan funding facilities in different amounts and with various maturities, including an early buyout facility. The early buyout facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. As of June 30, 2025, the total facility size under our loan facilities was approximately $2.8 billion, with combined outstanding balances of approximately $1.7 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary. We intend to renew our warehouse lines of credit maturing in the next twelve months.
As of June 30, 2025, we had three different notes payable, collateralized by MSRs, in different amounts with different maturities. As of June 30, 2025, the aggregate facility size of our notes payable facilities totaled $850.0 million, with combined outstanding balances of $320.0 million. Subject to certain commitment amounts and borrowing base limitations, we had $315.0 million of borrowing capacity available under our notes payable. The borrowing capacity under our notes payable is restricted by the valuation of our servicing portfolio.
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

The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we self-fund with cash. We may from time to time post surplus cash as additional collateral to buy down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of June 30, 2025, we had posted $11.3 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
Our loan funding facilities and notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and (iv) satisfying certain adjusted pre-tax net income requirements. We may need to seek waivers or amendments of covenants depending on future operating performance. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of June 30, 2025 and December 31, 2024.
Our debt obligations are summarized below by facility as of June 30, 2025:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$179,835	$250,000	(1)	1/14/2026
	172,816	250,000		8/26/2025
	297,153	400,000		8/11/2025
	28,732	60,000		8/31/2025
	74,041	140,000		8/31/2025
	109,934	200,000		9/2/2025
	239,836	350,000		9/11/2025
	178,807	300,000	(2)	N/A
	152,833	200,000		10/1/2025
	12,475	75,000	(3)	N/A
	216,339	350,000		11/19/2025
	7,889	200,000		11/22/2025
Total warehouse lines of credit	1,670,690	2,775,000
Notes payable	169,000	400,000	(4)	9/14/2028
	71,000	200,000	(5)	8/5/2027
	80,000	250,000		9/7/2027
Total notes payable	320,000	850,000
___________________________
(1)Facility includes an uncommitted accordion that permits the Company to increase to the facility to an amount not to exceed $450.0 million.
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
The warehouse lines of credit and notes payable have variable rates. The weighted average interest rate for warehouse lines of credit was 5.9% and 6.7% at June 30, 2025 and December 31, 2024, respectively. The weighted average interest rate for the notes payable was 7.5% and 8.3% at June 30, 2025 and December 31, 2024, respectively.
See “Note 9—Warehouse Lines of Credit, Net” and “Note 10—Notes Payable, Net” of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.
Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain minimum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of June 30, 2025 and December 31, 2024.
Cash Flows
Our cash flows are summarized below:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net cash used in operating activities	$(247,040)	$(850,942)
Net cash used in investing activities	(56,607)	(85,086)
Net cash provided by financing activities	293,021	916,452
Decrease in cash, cash equivalents and restricted cash	$(10,626)	$(19,576)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Loans held for sale	$(297,740)	$(827,780)
Other operating sources (uses)	50,700	(23,162)
Net cash used in operating activities	$(247,040)	$(850,942)
For the six months ended June 30, 2025 and 2024 the timing of our loan sales were lower than loan originations resulting in a net cash outflow as the level of our loans held for sale increased from prior year end compared to the six months ended June 30, 2025 and 2024, respectively.
Investing activities
Our investing activities primarily consist of originations and payment activity on loans held for investment, strategic acquisitions and purchases of property and equipment. Cash used in investing activities decreased for the six months ended June 30, 2025 compared to the prior year, primarily due to $17.7 million used to fund acquisitions in the six months ended June 30, 2024 and a decrease in cash outflow related to other investing activities.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Six Months Ended June 30,
($ in thousands)	2025	2024
Warehouse lines of credit	$253,237	$782,797
Notes payable	20,000	122,234
Other financing sources	19,784	11,421
Net cash provided by financing activities	$293,021	$916,452
Borrowings under warehouse lines of credit move directionally with our MLHS. When our loan originations are higher than our loan sales, borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, our repayments on those lines would typically be higher than our borrowings. During the six months ended June 30, 2025 the timing of our originations exceeded loan sales, resulting in a increase in loans held for sale and an increase in borrowings under our warehouse lines therefore cash repayments were lower than borrowings.

The decrease in cash provided by other financing activities was primarily driven by a decrease in net borrowings on our notes payable of $20.0 million during the six months ended June 30, 2025 compared to net borrowings of $122.2 million during the six months ended June 30, 2024. In addition, we borrowed $73.9 million in connection with our reverse mortgage securitizations in the six months ended June 30, 2025, which was offset by payments of $18.8 million on our HMBS-related obligations compared to $66.2 million of borrowings and $21.3 million of payments for the six months ended June 30, 2024.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. On June 18, 2025, the plan terminated in connection with the Merger Agreement by and among the Company, the Parent, and the Merger Sub. The share repurchase program allowed the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions, subject to Rule 10b5-1 and Rule 10b-18. The Company was not obligated to purchase any shares under the share repurchase program and the timing of any repurchases depended on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program could have been modified, suspended or terminated by the Company’s Board of Directors at any time. The Company has funded any repurchases under the share repurchase program with cash on hand. During the six months ended June 30, 2025, we repurchased and subsequently retired 96,437 shares of our Class A common stock at an average purchase price of $13.13 per share, excluding commissions.
Interest Rate Lock Commitments
We enter into IRLCs with borrowers who have applied for residential forward mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans, adjusted for pull-through, were approximately $1.8 billion and $1.0 billion as of June 30, 2025 and December 31, 2024, respectively. See “Note 14—Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures,” as defined in the Rule 13a-15(e) under the Exchange Act. The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk factors discussed below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 7, 2025 and the Form 10-Q for the period ended March 31, 2025, filed on May 8, 2025.
As a result of the Company entering into the Merger Agreement, certain risk factors have been identified:
Uncertainties associated with the Merger could adversely impact our business, financial results, results of operations, cash flows or stock price.
On June 18, 2025, the Company announced that it had entered into the Merger Agreement with the Parent and the Merger Sub, pursuant to which, subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of the Parent.
Pursuant to the Merger Agreement, each share of the Company’s Class A common stock and Class B common stock held by our stockholders other than Bayview will be converted into the right to receive $20.00 in cash, without interest. The Merger Agreement permits our Board of Directors to authorize a special cash dividend of up to $0.25 per share in 2025 and, if the Merger is not consummated in 2025, quarterly cash dividends of up to $0.25 per share through the consummation of the Merger. The payment of any dividends will not result in an adjustment to the $20.00 per share merger consideration. The Merger is expected to close in the fourth quarter of 2025, subject to the satisfaction of customary closing conditions. The transaction is not subject to any financing conditions.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include, but are not limited to:
•inability to achieve the expected operational, strategic and financial benefits of the Merger;
•being subject to certain restrictions on the conduct of our business;
•increased difficulties in attracting, retaining or motivating key personnel;
•the potential loss of key customers, suppliers, vendors and other key business partners;
•substantial costs related to the Merger, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;
•a diversion of management’s time to the processes associated with consummating the Merger;
•potential litigation relating to the Merger that could prevent or delay the Merger or otherwise negatively impact the Company’s business;
•possibly foregoing certain business opportunities or strategic transactions that we might otherwise pursue absent the pending Merger; and
•other developments beyond our control, including, but not limited to, general competitive, economic, political and market conditions and fluctuations.
Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

While it is currently anticipated that the Merger will be consummated during the fourth quarter of 2025, there can be no assurance that the conditions to consummating the Merger will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. The Merger Agreement contains certain termination rights for us and the Parent, including, among others, the right to terminate the Merger Agreement by us or the Parent if the Merger has not been consummated on or before April 17, 2026. If the Merger Agreement is validly terminated under certain circumstances, we may be required to pay a termination fee of $38 million. If the Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including: (i) adverse reactions from the financial markets, including negative impacts on our stock price; (ii) adverse reactions from our customers, regulators and employees; and (iii) the fact that matters relating to the Merger will require substantial commitments of time and resources by management which could otherwise have been devoted to ongoing operations and other opportunities that may have been beneficial to us.
Potential litigation instituted against us and our directors challenging the Merger may prevent the Merger from becoming effective within the expected timeframe or at all.
Potential litigation related to the Merger may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Merger. Such relief may prevent the Merger from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management's attention and resources, which could adversely affect our business. The outcome of any such litigation is uncertain, and there can be no assurance that we will prevail in defending against any such future claims.
While the Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.
Due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, the Company may be unable (without the prior written consent of the Parent), during the pendency of the Merger, to pursue certain actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.
Regulatory approvals of the Merger may not be received, may take longer than expected, or may impose conditions that are not presently anticipated.
Consummation of the Merger is subject to the completion of certain governmental and regulatory clearance procedures, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of approvals, or written indication of non-objection to the closing of the transactions contemplated by the Merger Agreement, including the consummation of the Merger, without prior approval from Freddie Mac, Fannie Mae, Ginnie Mae, FHA, VA, and USDA and certain state governmental entities in jurisdictions in which the Company is licensed or registered to operate its mortgage origination and servicing businesses. Receipt of such approvals could be delayed or not obtained at all, including due to an adverse development in regulatory standing or in any other factors considered by regulators when granting such approvals.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs. There can be no assurance that regulators will not impose any such conditions, limitations or obligations and that such conditions, limitations or obligations will not have the effect of delaying the completion of the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information with respect to Guild’s repurchases of shares of its Class A common stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(1)
April 1, 2025 to April 30, 2025	31,651	$13.37	31,651	$9,074
May 1, 2025 to May 31, 2025	27,875	$13.07	27,875	$8,709
June 1, 2025 to June 30, 2025	1,695	$13.82	1,695	$—
Total	61,221	$13.24	61,221
_____________________________
(1)On May 5, 2022, our Board of Directors approved a share repurchase program for the repurchase of up to $20.0 million of our outstanding Class A common stock over a period of 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. On June 18, 2025, the plan terminated in connection with the previously announced proposed Merger between the Company, the Parent and the Merger Sub pursuant to the Merger Agreement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except that the previously disclosed Rule 10b5-1 trading arrangement adopted by McGarry Strategic Enterprises, LLC on August 27, 2024 was terminated on June 18, 2025. McGarry Strategic Enterprises, LLC is controlled by Mary Ann McGarry, one of our directors. As previously disclosed, the trading arrangement was intended to satisfy the affirmative defense of Rule 10b5-1(c) and covered the potential sale of up to 210,000 shares of Class A common stock through September 25, 2025, subject to earlier termination in the event that all securities were sold or certain other events.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of June 17, 2025, by and among Guild Holdings Company, Gulf MSR HoldCo, LLC and Gulf MSR Merger Sub Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 20, 2025)

2.2
Support Agreement, dated as of June 17, 2025, by and among Guild Holdings Company, Gulf MSR HoldCo, LLC and McCarthy Capital Mortgage Investors, LLC. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed, on June 20, 2025)

3.1	Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2020)
3.2	Amended and Restated Bylaws of Guild Holdings Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 26, 2020)
3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Guild Holdings Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2025)

10.1
Registration Rights Agreement, dated October 21, 2020, by and among Guild Holdings Company and the holders listed on Schedule I thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2020)

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

Exhibit	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

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

GUILD HOLDINGS COMPANY

Dated: August 8, 2025	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer

Dated: August 8, 2025	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer