Form 10-Q
period 2025-09-30
Guild Holdings Co
filed 2025-11-06
CIK 1821160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, the registrant had 21,942,083 shares of Class A common stock outstanding and 40,333,019 shares of Class B common stock outstanding.

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
•A prolonged U.S. federal government shutdown could disrupt mortgage origination and servicing, resulting in delayed loan closings, increased borrower delinquencies, and the need for contingency measures.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$106,401	$118,203
Restricted cash	10,285	6,853
Mortgage loans held for sale, at fair value	1,750,229	1,523,447
Reverse mortgage loans held for investment, at fair value	557,972	451,704
Ginnie Mae loans subject to repurchase right	796,282	807,283
Mortgage servicing rights, at fair value	1,335,117	1,343,829
Advances, net	76,480	85,523
Property and equipment, net	22,171	19,032
Right-of-use assets	57,672	67,139
Goodwill and intangible assets, net	219,306	225,994
Other assets	165,119	119,296
Total assets	$5,097,034	$4,768,303
Liabilities and stockholders’ equity
Warehouse lines of credit, net	$1,593,909	$1,414,563
Home Equity Conversion Mortgage-Backed Securities (“HMBS”) related borrowings	534,610	425,979
Ginnie Mae loans subject to repurchase right	799,926	817,271
Notes payable, net	339,131	300,000
Accounts payable and accrued expenses	116,778	92,401
Operating lease liabilities	66,834	76,980
Deferred tax liabilities	253,713	251,440
Other liabilities	154,552	135,659
Total liabilities	3,859,453	3,514,293
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value; 250,000,000 shares authorized; 21,920,361 and 21,592,992 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	219	216
Class B convertible common stock, $0.01 par value; 100,000,000 shares authorized; 40,333,019 shares issued and outstanding at September 30, 2025 and December 31, 2024	403	403
Additional paid-in capital	54,858	51,996
Retained earnings	1,181,657	1,200,908
Non-controlling interests	444	487
Total stockholders’ equity	1,237,581	1,254,010
Total liabilities and stockholders’ equity	$5,097,034	$4,768,303

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Loan origination fees and gain on sale of loans, net	$243,850	$220,611	$665,064	$560,519
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	4,018	2,367	9,524	7,731
Loan servicing and other fees	73,931	70,951	219,427	204,448
Valuation adjustment of mortgage servicing rights	(29,009)	(145,776)	(140,258)	(122,864)
Interest income	43,350	43,808	111,158	104,755
Interest expense	(29,215)	(33,339)	(80,257)	(78,527)
Other income, net	512	635	710	662
Net revenue	307,437	159,257	785,368	676,724
Expenses
Salaries, incentive compensation and benefits	207,901	199,005	583,951	528,010
General and administrative	29,339	26,718	89,918	84,327
Occupancy, equipment and communication	19,542	22,001	61,175	62,164
Depreciation and amortization	3,528	3,753	10,786	11,477
Provision for foreclosure losses	1,148	613	4,641	509
Total expenses	261,458	252,090	750,471	686,487
Income (loss) before income taxes	45,979	(92,833)	34,897	(9,763)
Income tax expense (benefit)	12,636	(25,882)	6,850	(8,803)
Net income (loss)	33,343	(66,951)	28,047	(960)
Net income (loss) attributable to non-controlling interests	17	(59)	(43)	(149)
Net income (loss) attributable to Guild	$33,326	$(66,892)	$28,090	$(811)

Earnings (loss) per share attributable to Class A and Class B common stock:
Basic	$0.54	$(1.09)	$0.45	$(0.01)
Diluted	$0.53	$(1.09)	$0.45	$(0.01)
Weighted average shares outstanding of Class A and Class B common stock:
Basic	62,253	61,390	62,111	61,279
Diluted	62,814	61,390	62,626	61,279

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
See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share and per share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling Interests	Total
Balance at December 31, 2024	21,592,992	$216	40,333,019	$403	$51,996	$1,200,908	$487	$1,254,010
Net loss	—	—	—	—	—	(23,897)	(62)	(23,959)
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(30,952)	—	(30,952)
Repurchase and retirement of Class A common stock	(35,216)	—	—	—	(456)	—	—	(456)
Stock-based compensation	—	—	—	—	1,602	—	—	1,602
Dividend equivalents on unvested restricted stock units issued	—	—	—	—	556	(556)	—	—
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(5)	5	—	—
Balance at March 31, 2025	21,557,776	$216	40,333,019	$403	$53,693	$1,145,508	$425	$1,200,245
Net income	—	—	—	—	—	18,661	2	18,663
Repurchase and retirement of Class A common stock	(61,221)	(1)	—	—	(811)	—	—	(812)
Stock-based compensation	—	—	—	—	1,830	—	—	1,830
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(4)	4	—	—
Vesting of restricted stock units	543,620	5	—	—	(5)	—	—	—
Shares of Class A common stock withheld related to net share settlement	(136,792)	(1)	—	—	(1,827)	—	—	(1,828)
Balance at June 30, 2025	21,903,383	$219	40,333,019	$403	$52,876	$1,164,173	$427	$1,218,098
Net income	—	—	—	—	—	33,326	17	33,343
Cash dividends declared ($0.25 per share)	—	—	—	—	—	(15,563)	—	(15,563)
Stock-based compensation	—	—	—	—	1,864	—	—	1,864
Dividend equivalents on unvested restricted stock units issued	—	—	—	—	280	(280)	—	—
Dividend equivalents on unvested restricted stock units forfeited	—	—	—	—	(1)	1	—	—
Vesting of restricted stock units	25,143	—	—	—	—	—	—	—
Shares of Class A common stock withheld related to net share settlement	(8,165)	—	—	—	(161)	—	—	(161)
Balance at September 30, 2025	21,920,361	$219	40,333,019	$403	$54,858	$1,181,657	$444	$1,237,581

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$28,047	$(960)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,786	11,477
Valuation adjustment of mortgage servicing rights	140,258	122,864
Valuation adjustment of mortgage loans held for sale	(16,582)	(1,419)
Valuation adjustment of reverse mortgage loans held for investment and HMBS-related borrowings	(9,524)	(7,731)
Unrealized loss (gain) on derivatives	1,444	(15,023)
Amortization of right-of-use assets	15,723	17,032
Provision for investor reserves	23,246	10,974
Provision for foreclosure losses	4,641	509
Valuation adjustment of contingent liabilities due to acquisitions, net	5,372	10,621
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	(518,609)	(407,452)
Deferred income taxes	2,273	(3,659)
Stock-based compensation	5,296	7,681
Origination of mortgage servicing rights	(149,698)	(141,113)
Origination and purchase of mortgage loans held for sale	(18,303,339)	(15,977,511)
Proceeds on sale of and payments from mortgage loans held for sale	18,611,748	15,524,488
Other	5,603	4,954
Changes in operating assets and liabilities:
Advances and other assets	(11,511)	2,276
Accounts payable and accrued expenses	21,918	26,600
Operating lease liabilities	(16,490)	(17,843)
Other liabilities	(18,790)	(28,482)
Net cash used in operating activities	(168,188)	(861,717)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(17,710)
Origination and purchase of reverse mortgage loans held for investment	(102,255)	(102,265)
Principal payments received on reverse mortgage loans held for investment	29,131	32,559
Purchases of property and equipment, net	(7,058)	(7,372)
Other	(10,245)	(20,813)
Net cash used in investing activities	(90,427)	(115,601)
Cash flows from financing activities
Borrowings on warehouse lines of credit	19,270,658	17,149,169
Repayments on warehouse lines of credit	(19,093,102)	(16,333,345)
Proceeds from issuance of reverse mortgage loans and tails accounted for as HMBS-related obligations	114,054	103,892
Repayments on HMBS-related obligations	(29,043)	(30,346)
Borrowings on notes payable	70,500	122,234
Repayments on notes payable	(30,000)	(31,000)
Contingent liability payments	(481)	(27)
Dividends paid	(46,515)	(30,702)
Repurchases of Class A common stock	(1,268)	(791)
Taxes paid related to net share settlement of equity awards	(1,989)	(1,177)
Other	(2,569)	13,801
Net cash provided by financing activities	250,245	961,708
Decrease in cash, cash equivalents and restricted cash	(8,370)	(15,610)
Cash, cash equivalents and restricted cash, beginning of period	125,056	127,381
Cash, cash equivalents and restricted cash, end of period	$116,686	$111,771

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental information
Cash paid for interest, net	$37,450	$30,709
Income tax refunds, net of cash paid	$(492)	$(5,476)

Cash, cash equivalents and restricted cash at end of period are comprised of the following:
Cash and cash equivalents	$106,401	$106,151
Restricted cash	10,285	5,620
Total cash, cash equivalents and restricted cash	$116,686	$111,771

See accompanying notes to condensed consolidated financial statements

GUILD HOLDINGS COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Business
Guild Holdings Company, including its consolidated subsidiaries (collectively, “Guild” or the “Company”) originates, sells, and services residential mortgage loans in the United States. The Company operates in two reportable segments, origination and servicing. The Company operates approximately 420 branches with licenses in 49 states and the District of Columbia. The Company originates residential mortgages through retail and other channels.
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
Pending Merger
On June 18, 2025, the Company announced that it had entered into an Agreement and Plan of Merger dated June 17, 2025 (the “Merger Agreement”) by and among the Company, Gulf MSR HoldCo, LLC, a Delaware limited liability company (the “Parent”), a fund managed by Bayview Asset Management, LLC, and Gulf MSR Merger Sub Corporation (the “Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of the Parent. The Merger is expected to close by the end of the fourth quarter of 2025, subject to the satisfaction of customary closing conditions. Expenses related to the pending Merger, including direct transaction costs for external advisory, legal and other professional services, loan officer retention bonuses and integration related costs, recognized during the nine months ended September 30, 2025 were approximately $8.3 million. See “Recent Developments” in Part I, Item 2 of this Quarterly Report for additional information about the Merger.
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
Escrow and Fiduciary Funds
As a loan servicer, the Company maintains segregated bank accounts in trust for investors and escrow balances for mortgagors, which are excluded from the Company’s Condensed Consolidated Balance Sheets. These accounts totaled $1.5 billion and $788.6 million at September 30, 2025 and December 31, 2024, respectively.

Recent Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software stages and requires entities to capitalize software costs when management has authorized and committed to funding the software project and the probable-to-complete recognition threshold has been met. The amendments in this update are effective for all entities for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of the guidance on its financial statements.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider factors to determine which entity is the acquirer for accounting purposes. The new guidance is effective for all entities for annual and interim reporting periods beginning after December 15, 2026 and is applicable on a prospective basis to acquisition transactions that occur after the initial application date. Early adoption is permitted. The Company is currently evaluating the impact of adoption of the new guidance on its financial statements.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. The new ASU affects disclosures only and has no impact on the Company’s results of operations, financial position or cash flows. The new annual income tax disclosures will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025.
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
Recurring Fair Value Measurements
The Company’s fair value measurements are evaluated within the fair value hierarchy, based on the nature of the inputs used to determine the fair value at the measurement date. At September 30, 2025 and December 31, 2024, the Company had the following assets and liabilities that are measured at fair value on a recurring basis:
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
The Company uses a risk-adjusted discount rate to value the contingent liabilities which is considered a significant unobservable input, and as such, the liabilities are classified as a Level Three measurement. Management’s underlying projections adjust for market penetration and other economic expectations, and the discount rate is risk-adjusted for key factors such as uncertainty in the mortgage banking industry due to its reliance on external influences (interest rates, regulatory changes, etc.), upfront payments, and credit risk. An increase in the discount rate will result in a decrease in the fair value of the contingent liabilities. Conversely, a decrease in the discount rate will result in an increase in the fair value of the contingent liabilities. At September 30, 2025 the range of the risk adjusted discount rate was 23.4% - 25.0%, with a weighted average of 24.1%, and at December 31, 2024 the range of the risk adjusted discount rate was 23.2% - 25.0%, with a weighted average of 24.0%. Adjustments to the fair value of the contingent liabilities (other than payments) are recorded as a gain or loss and are included within general and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,750,229	$—	$1,750,229
Reverse mortgage loans held for investment	—	—	557,972	557,972
Mortgage servicing rights	—	—	1,335,117	1,335,117
Derivative assets
Interest rate lock commitments	—	—	22,837	22,837
Forward delivery commitments	—	1,190	—	1,190
Notes receivable	—	—	12,322	12,322
Total assets at fair value	$—	$1,751,419	$1,928,248	$3,679,667
Liabilities:
HMBS-related borrowings	$—	$—	$534,610	$534,610
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	6,090	—	6,090
Contingent liabilities due to acquisitions	—	—	32,874	32,874
Total liabilities at fair value	$—	$6,090	$567,484	$573,574
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,523,447	$—	$1,523,447
Reverse mortgage loans held for investment	—	—	451,704	451,704
Mortgage servicing rights	—	—	1,343,829	1,343,829
Derivative assets
Interest rate lock commitments	—	—	7,964	7,964
Forward delivery commitments	—	9,074	—	9,074
Notes receivable	—	—	11,894	11,894
Total assets at fair value	$—	$1,532,521	$1,815,391	$3,347,912
Liabilities:
HMBS-related borrowings	$—	$—	$425,979	$425,979
Derivative liabilities
Forward delivery commitments and best efforts sales commitments	—	2,487	—	2,487
Contingent liabilities due to acquisitions	—	—	27,983	27,983
Total liabilities at fair value	$—	$2,487	$453,962	$456,449

The table below presents a reconciliation of certain Level Three assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2025:

(in thousands)	Interest Rate Lock Commitments	Notes Receivable	Contingent Liabilities
Balance at June 30, 2025	$29,099	$12,514	$30,840
Net transfers and revaluation losses	(6,262)	—	—
Payments	—	—	(75)
Valuation adjustments	—	(192)	2,109
Balance at September 30, 2025	$22,837	$12,322	$32,874

Balance at December 31, 2024	$7,964	$11,894	$27,983
Net transfers and revaluation losses	14,873	—	—
Payments	—	—	(481)
Additions	—	1,420	—
Valuation adjustments	—	(992)	5,372
Balance at September 30, 2025	$22,837	$12,322	$32,874
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
Changes in the availability of observable inputs may result in reclassifications of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs. There were no transfers between fair value levels for the three and nine months ended September 30, 2025 and 2024.
Non-Recurring Fair Value Measurements
Certain assets and liabilities that are not typically measured at fair value on a recurring basis may be subject to fair value measurement requirements under certain circumstances. These adjustments to fair value usually result from write-downs of individual assets. At September 30, 2025 and December 31, 2024, the Company had the following financial assets measured at fair value on a non-recurring basis:
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$796,282	$—	$796,282
Total assets at fair value	$—	$796,282	$—	$796,282
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$799,926	$—	$799,926
Total liabilities at fair value	$—	$799,926	$—	$799,926
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Ginnie Mae loans subject to repurchase right	$—	$807,283	$—	$807,283
Total assets at fair value	$—	$807,283	$—	$807,283
Liabilities:
Ginnie Mae loans subject to repurchase right	$—	$817,271	$—	$817,271
Total liabilities at fair value	$—	$817,271	$—	$817,271
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

(in thousands)	Fair Value	Unpaid Principal Balance	Difference
September 30, 2025
Assets:
Mortgage loans held for sale(1)	$1,750,229	$1,740,838	$9,391
Reverse mortgage loans held for investment(2)	557,972	514,930	43,042
Notes receivable	12,322	13,657	(1,335)
Liabilities:
HMBS-related borrowings	$534,610	$521,671	$12,939
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $10.2 million and UPB of $13.3 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $10.7 million and UPB of $10.3 million.

(in thousands)	Fair Value	Unpaid Principal Balance	Difference
December 31, 2024
Assets:
Mortgage loans held for sale(1)	$1,523,447	$1,529,592	$(6,145)
Reverse mortgage loans held for investment(2)	451,704	420,807	30,897
Notes receivable	11,894	12,237	(343)
Liabilities:
HMBS-related borrowings	$425,979	$416,748	$9,231
_____________________________
(1)MLHS that were 90 days or more past due had a fair value of $5.7 million and UPB of $7.3 million.
(2)Reverse mortgage loans held for investment that were 90 days or more past due had a fair value of $6.4 million and UPB of $6.1 million.
NOTE 3—ADVANCES, NET
Advances, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Trust advances	$31,400	$65,048
Foreclosure advances	53,145	25,761
Foreclosure loss reserve	(8,065)	(5,286)
Total advances, net	$76,480	$85,523
Management has established a foreclosure loss reserve for estimated uncollectible balances of the foreclosure and trust advances. The activity of the foreclosure loss reserve was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance — beginning of period	$7,273	$4,807	$5,286	$5,694
Provision for foreclosure losses	1,148	613	4,641	509
Realized losses, net	(356)	(526)	(1,862)	(1,309)
Balance — end of period	$8,065	$4,894	$8,065	$4,894
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

Changes in the fair value of the Company's derivative financial instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Unrealized hedging gains (losses)	$3,937	$(2,483)	$(1,444)	$15,023
Notional and Fair Value
The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows as of September 30, 2025 and December 31, 2024:

		Fair Value
(in thousands)	Notional Value	Derivative Asset	Derivative Liability
September 30, 2025
IRLCs	$2,412,553	$22,837	$—
Forward delivery commitments and best efforts sales commitments	$3,105,313	$1,190	$6,090
December 31, 2024
IRLCs	$1,072,217	$7,964	$—
Forward delivery commitments and best efforts sales commitments	$2,092,660	$9,074	$2,487
See “Note 2—Fair Value Measurements” for fair value disclosure of the derivative instruments.
The following table presents the unobservable input assumption used to determine the fair value of IRLCs:

	September 30, 2025	December 31, 2024

Unobservable Input	Range (Weighted Average)
Loan funding probability (“pull-through”)	0% - 100% (89.8%)	0% - 100% (88.7%)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty, including the right to obtain cash collateral. The Company incurred no credit losses due to nonperformance of any of its counterparties during the three and nine months ended September 30, 2025 and 2024.

The table below represents financial assets and liabilities that are subject to master netting arrangements categorized by financial instrument as of September 30, 2025 and December 31, 2024:

(in thousands)	Gross Amounts of Recognized Assets (Liabilities) in the Balance Sheet	Gross Amounts Offset in the Balance Sheet	Cash Collateral Paid and Offset in the Balance Sheet	Net Amounts of Recognized Assets (Liabilities) in the Balance Sheet
September 30, 2025
Forward delivery commitments	$2,012	$(5,652)	$4,830	$1,190
Total assets	$2,012	$(5,652)	$4,830	$1,190

Forward delivery commitments and best efforts sales commitments	$(7,490)	$1,400	$—	$(6,090)
Total liabilities	$(7,490)	$1,400	$—	$(6,090)

December 31, 2024
Forward delivery commitments	$9,500	$(426)	$—	$9,074
Total assets	$9,500	$(426)	$—	$9,074

Forward delivery commitments and best efforts sales commitments	$(2,487)	$—	$—	$(2,487)
Total liabilities	$(2,487)	$—	$—	$(2,487)
NOTE 5—MORTGAGE SERVICING RIGHTS
The following table presents the activity of MSRs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance — beginning of period	$1,303,599	$1,292,662	$1,343,829	$1,161,357
MSRs originated	60,527	51,482	149,698	141,113
MSRs purchased, net	—	(936)	—	17,826
Sale of subserviced portfolio	—	—	(18,152)	—
Changes in fair value:
Due to collection/realization of cash flows	(21,153)	(21,815)	(57,926)	(52,445)
Due to changes in valuation model inputs or assumptions	(7,856)	(123,961)	(82,332)	(70,419)
Balance — end of period	$1,335,117	$1,197,432	$1,335,117	$1,197,432
The following table presents the unobservable input assumptions used to determine the fair value of MSRs:

	September 30, 2025	December 31, 2024

Unobservable Input	Range (Weighted Average)
Discount rate	9.1% - 15.0% (10.1%)	9.6% - 15.5% (10.8%)
Prepayment rate	5.5% - 68.9% (9.2%)	5.5% - 43.9% (8.2%)
Cost to service (per loan)	$72 - $764 ($95)	$72 - $827 ($98)
At September 30, 2025 and December 31, 2024, the MSRs had a weighted average life of approximately 7.6 years and 8.2 years, respectively. See “Note 2—Fair Value Measurements” for additional information regarding the valuation of MSRs.

Actual revenue generated from servicing activities included contractually specified servicing fees, as well as late fees and other ancillary servicing revenue, including interest paid to clients on escrow account balances, which were recorded within loan servicing and other fees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Servicing fee income	$72,562	$69,140	$215,388	$199,239
Late fees	2,523	2,200	7,433	6,298
Other ancillary servicing revenue and fees	(1,154)	(389)	(3,394)	(1,089)
Total loan servicing and other fees	$73,931	$70,951	$219,427	$204,448
At September 30, 2025 and December 31, 2024, the UPB of mortgage loans serviced for others totaled $96.5 billion and $92.9 billion, respectively, including loans subserviced by third-parties of $1.5 billion at December 31, 2024. Conforming conventional loans serviced by the Company are sold to FNMA or FHLMC programs on a nonrecourse basis, whereby foreclosure losses are generally the responsibility of FNMA and FHLMC and not the Company. Similarly, certain loans serviced by the Company are secured through GNMA programs, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.
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
The following table illustrates the impact of adverse changes on the prepayment speeds, discount rate and cost to service at two different data points at September 30, 2025 and December 31, 2024, respectively:

	Prepayment Speeds		Discount Rate		Cost to Service (per loan)
(in thousands)	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2025
Mortgage servicing rights	$(48,032)	$(92,964)	$(52,764)	$(102,087)	$(13,473)	$(26,806)
December 31, 2024
Mortgage servicing rights	$(39,491)	$(78,483)	$(53,056)	$(104,403)	$(11,217)	$(24,079)
NOTE 6—MORTGAGE LOANS HELD FOR SALE
The Company sells substantially all of its originated mortgage loans into the secondary market. The Company may retain the right to service these loans upon sale through ownership of servicing rights. A reconciliation of the changes in MLHS to the amounts presented in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 is set forth below:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Balance — beginning of period	$1,523,447	$901,227
Origination and purchase of mortgage loans held for sale	18,303,339	15,977,511
Proceeds on sale of and payments from mortgage loans held for sale	(18,611,748)	(15,524,488)
Gain on sale of mortgage loans excluding fair value of other financial instruments, net	518,609	407,452
Valuation adjustment of mortgage loans held for sale	16,582	1,419
Balance — end of period	$1,750,229	$1,763,121
NOTE 7—REVERSE MORTGAGE LOANS HELD FOR INVESTMENT AND HMBS-RELATED BORROWINGS
A reconciliation of the changes in reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented is below:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$516,899	$(494,156)	$451,704	$(425,979)
Originations and purchases	36,735	—	102,255	—
Securitization of home equity conversion mortgages (“HECM”) loans and tails accounted for as a financing (including realized fair value changes)	—	(40,119)	—	(114,054)
Repayments (principal payments received)	(10,302)	10,287	(29,131)	29,043
Change in fair value recognized in earnings(2)	14,640	(10,622)	33,144	(23,620)
Balance — end of period	$557,972	$(534,610)	$557,972	$(534,610)

	September 30, 2025
Securitized loans (pledged to HMBS-related borrowings)	$544,683	$(534,610)	$544,683	$(534,610)
Unsecuritized loans and tail advances	13,289	—	13,289	—
Total	$557,972	$(534,610)	$557,972	$(534,610)

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
(in thousands)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)	Reverse Mortgage Loans Held for Investment	HMBS-Related Borrowings(1)
Balance — beginning of period	$376,182	$(358,101)	$315,912	$(302,183)
Originations and purchases	34,782	—	102,265	—
Securitization of HECM loans and tails accounted for as a financing (including realized fair value changes)	—	(37,691)	—	(103,892)
Repayments (principal payments received)	(8,939)	9,020	(32,559)	30,346
Change in fair value recognized in earnings(2)	7,119	(4,752)	23,526	(15,795)
Balance — end of period	$409,144	$(391,524)	$409,144	$(391,524)

	September 30, 2024
Securitized loans (pledged to HMBS-related borrowings)	$398,723	$(391,524)	$398,723	$(391,524)
Unsecuritized loans and tail advances	10,421	—	10,421	—
Total	$409,144	$(391,524)	$409,144	$(391,524)
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
(2)See further breakdown in the table below.
The following table presents gains (losses) on reverse mortgage loans held for investment and HMBS-related borrowings for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Gain on new originations(1)	$2,155	$1,604	$5,537	$4,770
Gain on tail securitizations(2)	543	418	1,522	1,175
Net interest income	23	31	79	79
Change in fair value	1,297	314	2,386	1,707
Fair value gain recognized in earnings(3)	4,018	2,367	9,524	7,731
Loan fees and other(4)	1,544	1,029	3,703	2,778
Total	$5,562	$3,396	$13,227	$10,509
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

The following table presents the unobservable input assumptions used to determine the fair value of reverse mortgage loans held for investment and HMBS-related borrowings:

	September 30, 2025	December 31, 2024

Unobservable Input	Range (Weighted Average)
Life in years	0.1 - 9.1 (6.5)	0.1 - 9.2 (6.8)
Discount rate	12.0% - 12.0% (12.0%)	12.0% - 12.0% (12.0%)
Conditional prepayment rate including voluntary and involuntary prepayments	6.5% - 10.6% (7.9%)	6.5% - 10.9% (7.9%)
NOTE 8—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the Company's goodwill and intangible assets, net:

(in thousands)	September 30, 2025	December 31, 2024
Goodwill	$198,724	$198,724
Intangible assets, net	20,582	27,270
Goodwill and intangible assets, net	$219,306	$225,994
Goodwill
The changes in the carrying amount of goodwill allocated to the origination reporting unit are presented in the following table:

(in thousands)	Amount
Balance at December 31, 2023	$186,181
Acquisitions	12,543
Balance at December 31, 2024	198,724
Balance at September 30, 2025	$198,724
Intangible Assets, Net
The following table presents the Company's intangible assets, net:

	September 30, 2025			December 31, 2024
(in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Referral network	$53,500	$(32,918)	$20,582	$53,500	$(26,230)	$27,270
Amortization expense related to intangible assets was $2.2 million for each of the three months ended September 30, 2025 and 2024 and $6.7 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 9—WAREHOUSE LINES OF CREDIT, NET
Warehouse lines of credit consisted of the following at September 30, 2025 and December 31, 2024. Changes subsequent to September 30, 2025 have been described in the notes referenced with the table below.

		(in thousands)
Master Repurchase Facility Agreement as of September 30, 2025		Outstanding Balance as of
Facility Size	Maturity Date	September 30, 2025	December 31, 2024
$250 million(1)(13)	1/14/2026	$2,401	$84,257
$500 million(2)	11/24/2025	379,062	164,382
$600 million(3)	9/30/2026	422,552	287,631
$60 million(4)	12/29/2025	17,219	99,084
$140 million(5)	12/29/2025	64,107	—
$200 million(6)(13)	12/5/2025	—	89,597
$350 million(7)(13)	9/9/2026	13,392	245,821
$750 million(8)	N/A	449,078	201,778
$200 million(9)	9/30/2026	151,962	83,410
$75 million(10)	N/A	10,988	22,216
$350 million(11)	11/19/2025	74,941	138,201
$200 million(12)	11/22/2025	9,307	1,076
		1,595,009	1,417,453
Debt issuance costs		(1,100)	(2,890)
Warehouse lines of credit, net		$1,593,909	$1,414,563
______________________________
(1)The variable interest rate is calculated using a base rate tied to the Secured Overnight Financing Rate (“SOFR”). The agreement includes an uncommitted accordion feature that permits the Company, at its option, to request an increase to the facility to an amount not to exceed $450 million, subject to lender acceptance.
(2)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This line of credit requires a minimum deposit of $2.5 million, included in restricted cash. Subsequent to September 30, 2025, this line was increased to $750.0 million.
(3)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility requires a minimum deposit of $2.0 million, included in restricted cash.
(4)The variable interest rate is calculated using a base rate plus SOFR, with a floor of 2.15% to 3.50%, plus the applicable interest rate margin. This facility requires a minimum deposit of $250,000, included in restricted cash. Subsequent to September 30, 2025, this line was reduced to $45.0 million.
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
(8)The variable interest rate is calculated using a base rate tied to SOFR, plus the applicable interest rate margin. This facility’s maturity date is 30 days from written notice by either the financial institution or the Company. Subsequent to September 30, 2025, this line was increased to $1.0 billion.
(9)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.75%.
(10)The interest rate on this facility is 3.375%. This facility is used for GNMA delinquent buyouts. Each buyout represents a separate transaction that can remain on the facility for up to five years. Subsequent to September 30, 2025, this line was reduced to $12.5 million.
(11)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 0.50%, plus the applicable interest rate margin.
(12)The variable interest rate is calculated using a base rate tied to SOFR with a floor of 3.00%, plus the applicable interest rate margin.
(13)Subsequent to September 30, 2025, these lines were early terminated. See “Note 17—Subsequent Events” for additional information.
The weighted average interest rate for warehouse lines of credit was 5.9% and 6.7% at September 30, 2025 and December 31, 2024, respectively. All warehouse lines of credit are collateralized by underlying mortgages and related documents. Existing balances on warehouse lines are repaid through the sale proceeds from the collateralized loans held for sale. The Company had cash balances of $6.4 million and $8.3 million in its warehouse buy down accounts as offsets to certain lines of credit at September 30, 2025 and December 31, 2024, respectively.
The agreements governing the Company’s warehouse lines of credit contain covenants that include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, adjusted pre-tax net income and limitations on additional indebtedness, dividends, sale of assets, and decline in the mortgage loan servicing portfolio’s fair value. At September 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.
The Company has an optional short-term financing agreement between FNMA and the lender described as “As Soon As Pooled” (“ASAP”). The Company can elect to assign FNMA Mortgage-Backed Security (“MBS”) trades to FNMA in advance of settlement and enter into a financing transaction and revenue related to the assignment is deferred until the final pool settlement date. The Company determines utilization based on warehouse availability and cash needs. There were no outstanding balances as of September 30, 2025 and December 31, 2024 on the ASAP financing.
NOTE 10—NOTES PAYABLE, NET
The Company has an agreement for a revolving note from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in August 2027. Borrowings on the revolving note are collateralized by the Company’s GNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.50%. The revolving note also has an unused facility fee on the average unused balance, which is also paid quarterly. The unused facility fee is waived if the average outstanding balance exceeds 50% of the available facility. The revolving note has a committed amount of $135.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $200.0 million. The Company has the option to convert the outstanding balance of the revolving note into a term note at its discretion. At September 30, 2025 and December 31, 2024, the Company had $71.0 million in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note of up to $250.0 million from one of its warehouse banks, which it can draw upon as needed. The agreement currently expires in September 2027. Borrowings on the revolving note are collateralized by the Company’s FHLMC MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 0.50%. At September 30, 2025 and December 31, 2024, the Company had $60.0 million and $80.0 million, respectively, in outstanding borrowings on this credit facility.
The Company has an agreement for a revolving note, which it can draw upon as needed. The agreement currently expires in September 2028. Borrowings on the revolving note are collateralized by the Company’s FNMA MSRs. Monthly interest on the outstanding balance is calculated using a base rate tied to the SOFR rate plus the applicable margin, with a SOFR floor of 2.00%. The revolving note has a committed amount of $250.0 million and the agreement allows for the Company to increase the committed amount up to a maximum of $400.0 million. At September 30, 2025 and December 31, 2024, the Company had $209.5 million and $149.0 million, respectively, in outstanding borrowings on this credit facility.
Debt issuance costs related to the above notes payable were $1.4 million as of September 30, 2025.
NOTE 11—STOCKHOLDERS' EQUITY
Common Stock Dividends
The Company declared and paid $46.5 million in dividends during the nine months ended September 30, 2025 and paid $30.7 million in dividends during the year ended December 31, 2024.
In conjunction with the payment of Guild's dividends, Guild issued 48,984 dividend equivalent units (“DEUs”) to holders of restricted stock grants during the nine months ended September 30, 2025 and issued 59,330 DEUs during the year ended December 31, 2024. Since the DEUs are forfeitable, the value of the DEUs was recorded as a reduction to retained earnings and an increase to additional paid-in capital.
Share Repurchase Program
On May 5, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding Class A common stock over the following 24 months from such date. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. On June 18, 2025, the plan terminated in connection with the Merger Agreement by and among the Company, the Parent, and the Merger Sub. The share repurchase program allowed the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions, subject to Rule 10b5-1 and Rule 10b-18. The Company was not obligated to purchase any shares under the share repurchase program and the timing of any repurchases depended on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program could have been modified, suspended or terminated by the Company’s Board of Directors at any time. The Company has funded any repurchases under the share repurchase program with cash on hand. During the nine months ended September 30, 2025, the Company repurchased and subsequently retired 96,437 shares of its Class A common stock for $1.3 million at an average price of $13.13 per share, excluding commissions. There was no activity for the three months ended September 30, 2025 due to the termination of the plan in June 2025. During the three and nine months ended September 30, 2024 the Company repurchased and subsequently retired 23,746 and 55,714 shares of its Class A common stock for $0.3 million and $0.8 million at an average price of $14.29 per share and $14.20 per share, excluding commissions, respectively.
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
The following table sets forth the components of basic and diluted earnings per share for the periods presented:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Guild	$33,326	$(66,892)	$28,090	$(811)

Weighted average shares outstanding—Class A common stock	21,920	21,057	21,778	20,946
Weighted average shares outstanding—Class B common stock	40,333	40,333	40,333	40,333
Weighted average shares outstanding—Basic	62,253	61,390	62,111	61,279

Add: dilutive effects of unvested shares of restricted stock	561	—	515	—
Weighted average shares outstanding—Diluted	62,814	61,390	62,626	61,279

Earnings (loss) per share attributable to Class A and Class B common stock:
Basic	$0.54	$(1.09)	$0.45	$(0.01)
Diluted	$0.53	$(1.09)	$0.45	$(0.01)
Approximately 1.2 million and 1.1 million potential shares of Class A common stock related to unvested restricted stock grants were excluded from the calculation of diluted loss per share as a result of being anti-dilutive for the three and nine months ended September 30, 2024. No shares of Class A common stock were excluded from the calculation of earnings per share as a result of being anti-dilutive for the three and nine ended September 30, 2025.
NOTE 13—STOCK-BASED COMPENSATION
The Company’s stock-based compensation arrangements include grants of restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the 2020 Omnibus Incentive Plan (the “2020 Plan”). Compensation costs recognized for these restricted stock grants were approximately $1.9 million and $5.3 million for the three and nine months ended September 30, 2025, respectively, and $2.9 million and $7.7 million for the three and nine months ended September 30, 2024, respectively, and are included in salaries, incentive compensation and benefits. As of September 30, 2025, there was approximately $10.4 million of unrecognized compensation costs related to these unvested grants which is expected to be recognized over a weighted average period of 1.8 years.
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
The activity of the investor reserves was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance — beginning of period	$25,456	$20,311	$23,362	$19,973
Provision for investor reserves	7,279	6,418	23,246	10,974
Realized losses, net	(5,406)	(4,383)	(19,279)	(8,601)
Balance — end of period	$27,329	$22,346	$27,329	$22,346
Commitments
The Company enters into IRLCs with customers who have applied for residential forward mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans at September 30, 2025 and December 31, 2024 were approximately $2.4 billion and $1.1 billion, respectively. The Company finances origination of forward mortgage loans with warehouse lines of credit.
The Company manages the interest rate price risk associated with its outstanding IRLCs and loans held for sale by entering into derivative loan instruments such as forward loan sales commitments, mandatory delivery commitments, options and futures contracts. Total commitments related to these derivatives at September 30, 2025 and December 31, 2024 were approximately $3.1 billion and $2.1 billion, respectively.
The Company has originated reverse mortgage loans under which the borrowers have additional borrowing capacity of $160.3 million and $131.4 million at September 30, 2025 and December 31, 2024, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $3.5 million and $1.6 million in connection with reverse mortgage loans, outstanding at September 30, 2025 and December 31, 2024, respectively. The Company finances origination of reverse mortgage loans with warehouse lines of credit.
Legal Proceedings
On October 3, 2025, a class action complaint was filed against Guild Mortgage Company LLC in the U.S. District Court for the Middle District of Tennessee alleging anticompetitive practices involving mortgage industry participants. Plaintiffs seek damages and injunctive relief. The Company believes the claims are without merit and intends to defend vigorously. The Company is involved in various lawsuits arising in the ordinary course of business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $289.8 million and $277.0 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company was in compliance with this requirement.
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
Servicing — The Company services loans primarily out of its corporate office in San Diego, California. Properties of the loans serviced by the Company are disbursed throughout the United States and as of September 30, 2025 the Company serviced at least one loan in 49 different states and the District of Columbia. The servicing segment provides a steady stream of cash flow to support the origination segment, and more importantly, it allows for the Company to build long-standing client relationships that drive repeat and referral business back to the origination segment to recapture the client’s next mortgage transaction. The servicing segment is primarily responsible for the servicing activities of all loans in the Company’s servicing portfolio, which includes, but is not limited to, collection and remittance of loan payments, managing borrower’s impound accounts for taxes and insurance, loan payoffs, loss mitigation and foreclosure activities.
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

The following table presents the financial performance and results by segment for the three months ended September 30, 2025:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$242,020	$1,830	$243,850	$—	$243,850
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	4,018	—	4,018	—	4,018
Loan servicing and other fees	—	73,931	73,931	—	73,931
Valuation adjustment of mortgage servicing rights	—	(29,009)	(29,009)	—	(29,009)
Interest income	28,363	14,987	43,350	—	43,350
Interest expense	(21,029)	(1,463)	(22,492)	(6,723)	(29,215)
Other income (expense), net	513	—	513	(1)	512
Net revenue	253,885	60,276	314,161	(6,724)	307,437
Expenses
Salaries, incentive compensation and benefits	179,185	10,516	189,701	18,200	207,901
General and administrative	20,139	2,695	22,834	6,505	29,339
Occupancy, equipment and communication	16,476	1,142	17,618	1,924	19,542
Depreciation and amortization	3,103	299	3,402	126	3,528
Provision for foreclosure losses	—	1,148	1,148	—	1,148
Total expenses	218,903	15,800	234,703	26,755	261,458
Income tax expense	—	—	—	12,636	12,636
Net income (loss)	$34,982	$44,476	$79,458	$(46,115)	$33,343

The following table presents the financial performance and results by segment for the nine months ended September 30, 2025:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$661,313	$3,751	$665,064	$—	$665,064
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	9,524	—	9,524	—	9,524
Loan servicing and other fees	—	219,427	219,427	—	219,427
Valuation adjustment of mortgage servicing rights	—	(140,258)	(140,258)	—	(140,258)
Interest income	72,965	37,543	110,508	650	111,158
Interest expense	(57,539)	(3,877)	(61,416)	(18,841)	(80,257)
Other income (expense), net	767	2	769	(59)	710
Net revenue	687,030	116,588	803,618	(18,250)	785,368
Expenses
Salaries, incentive compensation and benefits	507,588	30,992	538,580	45,371	583,951
General and administrative	62,441	9,643	72,084	17,834	89,918
Occupancy, equipment and communication	51,670	3,417	55,087	6,088	61,175
Depreciation and amortization	9,815	639	10,454	332	10,786
Provision for foreclosure losses	—	4,641	4,641	—	4,641
Total expenses	631,514	49,332	680,846	69,625	750,471
Income tax expense	—	—	—	6,850	6,850
Net income (loss)	$55,516	$67,256	$122,772	$(94,725)	$28,047

The following table presents the financial performance and results by segment for the three months ended September 30, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$220,365	$246	$220,611	$—	$220,611
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	2,367	—	2,367	—	2,367
Loan servicing and other fees	—	70,951	70,951	—	70,951
Valuation adjustment of mortgage servicing rights	—	(145,776)	(145,776)	—	(145,776)
Interest income	27,438	15,799	43,237	571	43,808
Interest expense	(26,730)	(1,113)	(27,843)	(5,496)	(33,339)
Other income (expense), net	657	70	727	(92)	635
Net revenue	224,097	(59,823)	164,274	(5,017)	159,257
Expenses
Salaries, incentive compensation and benefits	175,922	9,219	185,141	13,864	199,005
General and administrative	19,742	3,788	23,530	3,188	26,718
Occupancy, equipment and communication	18,708	1,004	19,712	2,289	22,001
Depreciation and amortization	3,290	161	3,451	302	3,753
Provision for foreclosure losses	—	613	613	—	613
Total expenses	217,662	14,785	232,447	19,643	252,090
Income tax benefit	—	—	—	(25,882)	(25,882)
Net income (loss)	$6,435	$(74,608)	$(68,173)	$1,222	$(66,951)

The following table presents the financial performance and results by segment for the nine months ended September 30, 2024:

(in thousands)	Origination	Servicing	Total Segments	All Other	Total
Revenue
Loan origination fees and gain on sale of loans, net	$560,247	$272	$560,519	$—	$560,519
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	7,731	—	7,731	—	7,731
Loan servicing and other fees	—	204,448	204,448	—	204,448
Valuation adjustment of mortgage servicing rights	—	(122,864)	(122,864)	—	(122,864)
Interest income	63,486	39,820	103,306	1,449	104,755
Interest expense	(62,233)	(2,768)	(65,001)	(13,526)	(78,527)
Other income (expense), net	1,556	137	1,693	(1,031)	662
Net revenue	570,787	119,045	689,832	(13,108)	676,724
Expenses
Salaries, incentive compensation and benefits	466,064	25,882	491,946	36,064	528,010
General and administrative	62,088	10,505	72,593	11,734	84,327
Occupancy, equipment and communication	53,519	2,705	56,224	5,940	62,164
Depreciation and amortization	9,943	572	10,515	962	11,477
Provision for foreclosure losses	—	509	509	—	509
Total expenses	591,614	40,173	631,787	54,700	686,487
Income tax benefit	—	—	—	(8,803)	(8,803)
Net (loss) income	$(20,827)	$78,872	$58,045	$(59,005)	$(960)
NOTE 17—SUBSEQUENT EVENTS
The Company delivered notices of early termination for three warehouse repurchase facilities with committed capacities of $250 million, $200 million and $350 million (aggregate $800 million), requesting an effective termination date of October 24, 2025. In connection with these terminations, the Company will repurchase any mortgage loans financed under the facilities and pay accrued fees and other amounts due pursuant to the applicable agreements. The write-off of unamortized debt issuance costs related to the terminated facilities is immaterial, and as these events occurred after the balance sheet date, they are subsequent events that did not result in any adjustments to the unaudited condensed consolidated financial statements. The Company continues to evaluate its funding capacity and believes it has adequate warehouse capacity under its remaining facilities to support expected loan funding requirements.

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
•Guild originated $7.4 billion and $7.5 billion of mortgage loans during the three months ended September 30, 2025 and June 30, 2025, respectively, and originated $20.1 billion and $17.3 billion during the nine months ended September 30, 2025 and 2024, respectively.
•Purchase originations accounted for 85.9%, 88.6%, 87.3% and 90.3% of total originations for the three months ended September 30, 2025 and June 30, 2025 and for the nine months ended September 30, 2025 and 2024, respectively. According to the Mortgage Bankers Association’s (“MBA”) October 2025 Mortgage Finance Forecast, purchase originations accounted for 66.9%, 71.3%, 69.5% and 82.8% of total one-to-four family originations for the three months ended September 30, 2025 and June 30, 2025 and for the nine months ended September 30, 2025 and 2024, respectively.
•Guild’s servicing portfolio as of September 30, 2025 was $98.3 billion of unpaid principal balance (“UPB”) compared to $96.3 billion as of June 30, 2025 and $91.5 billion as of September 30, 2024, with the average size of the portfolio increasing 2.3% and 8.4%, respectively, over that time. The UPB of our servicing portfolio excludes loans subserviced by third-parties and includes loans held for sale and pending service release loans.
•Guild generated $33.3 million of net income and $18.7 million of net income for the three months ended September 30, 2025 and June 30, 2025, respectively, and $28.1 million of net income and $0.8 million of net loss for the nine months ended September 30, 2025 and 2024, respectively. Guild generated diluted earnings per share of $0.53 and diluted earnings per share of $0.30 for the three months ended September 30, 2025 and June 30, 2025, respectively, and diluted earnings per share of $0.45 and diluted loss per share of $0.01 for the nine months ended September 30, 2025 and 2024, respectively.
•Guild generated $47.0 million and $41.4 million of adjusted net income for the three months ended September 30, 2025 and June 30, 2025, respectively, and $110.1 million and $70.4 million of adjusted net income for the nine months ended September 30, 2025 and 2024, respectively. Guild generated adjusted diluted earnings per share of $0.75 and $0.66 for the three months ended September 30, 2025 and June 30, 2025, respectively, and adjusted diluted earnings per share of $1.76 and $1.13 for the nine months ended September 30, 2025 and 2024, respectively.
•Guild generated $72.0 million and $58.0 million of adjusted EBITDA for the three months ended September 30, 2025 and June 30, 2025, respectively, and $166.4 million and $103.9 million of adjusted EBITDA for the nine months ended September 30, 2025 and 2024, respectively.
•Guild’s return on average equity was 10.9% and 6.2% for the three months ended September 30, 2025 and June 30, 2025, respectively, and 3.0% and (0.1)% for the nine months ended September 30, 2025 and 2024, respectively. Guild’s adjusted return on average equity was 15.3% and 13.7% for the three months ended September 30, 2025 and June 30, 2025, respectively, and 11.8% and 8.0% for the nine months ended September 30, 2025 and 2024, respectively.
•Guild had book value per share of $19.87 and $20.24 at September 30, 2025 and December 31, 2024, respectively, and tangible net book value per share of $16.35 and $16.59 at September 30, 2025 and December 31, 2024, respectively.
•During the three months ended September 30, 2025, Guild had a 23% purchase recapture rate, a 49% refinance recapture rate and a 34% overall recapture rate, compared to 27%, 37%, and 32%, respectively, for the three months ended June 30, 2025. During the nine months ended September 30, 2025, Guild had a 23% purchase recapture rate, a 50% refinance recapture rate and a 33% overall recapture rate, compared to 28%, 35%, and 31%, respectively, for the nine months ended September 30, 2024.

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
Market and Economic Overview
According to the MBA's October 2025 Mortgage Finance Forecast the average 30-year mortgage interest rate is expected to average near 7.0% during 2025, with a modest decline to around 6.4% by year-end, while the 10-year Treasury yield is projected to remain close to 4.5%. Heightened interest-rate volatility has widened mortgage–Treasury spreads, but these may narrow if overall market uncertainty subsides. The heightened market volatility and uncertainty have tempered growth expectations for 2025, making it difficult for the markets to forecast future GDP levels with the ongoing concerns around elevated inflation and uncertainty on how tariffs and the federal government shutdown may impact the broader economy. Given the inverse relationship between interest rates and mortgage servicing rights (“MSRs”), MSR values could decrease slightly this year if rates decline. Currently, we do not employ an explicit financial hedge strategy on our MSR portfolio to offset short-term earnings volatility, however we believe the origination segment supports the complementary natural hedge that is provided by our retail production channel. We recorded losses of $29.0 million and $41.3 million for the three months ended September 30, 2025 and June 30, 2025, respectively, and recorded losses of $140.3 million and $122.9 million for the nine months ended September 30, 2025 and 2024, respectively, for changes in the fair value of our MSRs. See discussion below under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
The MBA’s October 2025 Mortgage Finance Forecast anticipates the industry’s total origination volume will increase by 20.5% in 2025, to $2.0 trillion from $1.7 trillion in 2024. For the nine months ended September 30, 2025 compared to the same period in 2024, the MBA forecasted an increase of 18.5%, while our originations increased by 16.1%. The MBA is forecasting mortgage originations for purchases to increase by 1.3% in 2025 to $1.4 trillion from $1.3 trillion in 2024 and are predicting refinance originations to increase by 94.0% in 2025 to $675 billion from $348 billion in 2024. The MBA is forecasting total home sales to increase by a more modest pace in 2025 after remaining relatively flat for 2024 with prices stabilizing. While home-buying affordability challenges remain elevated and are expected to be challenging for 2025, there will be continued variability within local markets. Existing housing supply remains constrained as many homeowners with mortgage interest rates well below the current rates are choosing not to sell. Market and economic challenges have led to higher levels of competition and lower gain on sale margins and profitability. Margins may continue to be impacted placing sustained pressure on returns. However, future margins will depend on future market demand, capacity and other macroeconomic factors.
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
Pursuant to the Merger Agreement, each share of the Company’s Class A common stock and Class B common stock held by our stockholders other than Bayview will be converted into the right to receive $20.00 in cash, without interest. The Merger Agreement permits our Board of Directors to authorize a special cash dividend of up to $0.25 per share in 2025 and, if the Merger is not consummated in 2025, quarterly cash dividends of up to $0.25 per share through the consummation of the Merger. On August 6, 2025, the Company's Board of Directors declared a special cash dividend of $0.25 per share on the Company’s Class A common stock and Class B common stock, payable on September 2, 2025, to stockholders of record at the close of business on August 18, 2025. The payment of any dividends will not result in an adjustment to the $20.00 per share merger consideration. The Merger is expected to close by the end of the fourth quarter of 2025, subject to the satisfaction of customary closing conditions. The transaction is not subject to any financing conditions.
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
The tables below provide details regarding the composition of our origination volume and other key performance indicators and metrics for the periods presented.

	Three Months Ended		Change	% Change
($ and units in thousands)	September 30, 2025	June 30, 2025
Origination Data
Loan origination volume by type:
Conventional conforming	$3,958,776	$3,768,538	$190,238	5.0%
Government(1)	1,928,708	2,081,848	(153,140)	(7.4)%
Other(2)	1,498,643	1,624,408	(125,765)	(7.7)%
Total originations(3)	$7,386,127	$7,474,794	$(88,667)	(1.2)%
Total originations (units)(4)	21.5	21.4	0.1	0.5%
Total loans sold(5)	$7,225,008	$6,813,533	$411,475	6.0%
Service retained(6)	67.0%	61.0%	6.0%	9.8%
Gain on sale margin (bps)(7)	347	329	18	5.5%
Weighted average note rate	6.6%	6.7%	(0.1)%	(1.5)%
Excludes reverse and brokered loans:
Purchase origination %	85.9%	88.6%	(2.7)%	(3.0)%
Refinance origination %	14.1%	11.4%	2.7%	23.7%
Total locked volume(8)	$8,520,714	$8,302,129	$218,585	2.6%
Pull-through adjusted locked volume(9)	$7,651,601	$7,488,520	$163,081	2.2%
Gain on sale margin on pull-through adjusted locked volume (bps)(10)	319	315	4	1.3%
Purchase recapture rate(11)	22.6%	27.4%	(4.8)%	(17.5)%
Refinance recapture rate(11)	49.0%	36.5%	12.5%	34.2%
Overall recapture rate(11)	34.4%	31.8%	2.6%	8.2%

	Nine Months Ended		Change	% Change
($ and units in thousands)	September 30, 2025	September 30, 2024
Origination Data
Loan origination volume by type:
Conventional conforming	$10,499,799	$9,929,869	$569,930	5.7%
Government(1)	5,436,053	4,479,524	956,529	21.4%
Other(2)	4,129,634	2,874,571	1,255,063	43.7%
Total originations(3)	$20,065,486	$17,283,964	$2,781,522	16.1%
Total originations (units)(4)	58.2	51.2	7.0	13.7%
Total loans sold(5)	$19,229,946	$16,012,707	$3,217,239	20.1%
Service retained(6)	62.9%	68.2%	(5.3)%	(7.8)%
Gain on sale margin (bps)(7)	348	337	11	3.3%
Weighted average note rate	6.6%	6.8%	(0.2)%	(2.9)%
Excludes reverse and brokered loans:
Purchase origination %	87.3%	90.3%	(3.0)%	(3.3)%
Refinance origination %	12.7%	9.7%	3.0%	30.9%
Total locked volume(8)	$23,351,612	$20,453,939	$2,897,673	14.2%
Pull-through adjusted locked volume(9)	$20,969,748	$18,040,374	$2,929,374	16.2%
Gain on sale margin on pull-through adjusted locked volume (bps)(10)	317	311	6	1.9%
Purchase recapture rate(11)	23.4%	28.4%	(5.0)%	(17.6)%
Refinance recapture rate(11)	49.9%	34.7%	15.2%	43.8%
Overall recapture rate(11)	33.4%	31.0%	2.4%	7.7%
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
(9)Pull-through adjusted locked volume is equal to total locked volume multiplied by pull-through rates of 89.8%, 90.2% and 88.2% as of September 30, 2025, June 30, 2025 and September 30, 2024, respectively. We estimate the pull-through rate based on changes in pricing and actual borrower behavior using a historical analysis of loan closing data and “fallout” data with respect to the number of commitments that have historically remained unexercised.
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

	Three Months Ended		Change	% Change
($ and units in thousands)	September 30, 2025	June 30, 2025
Servicing Data(1)
UPB of servicing portfolio (period end)(2)	$98,337,330	$96,275,766	$2,061,564	2.1%
UPB of servicing portfolio (average)(2)	$97,306,548	$95,140,730	$2,165,818	2.3%
Loans serviced (period end)(3)	387	381	6	1.6%
Loans serviced (average)(3)	384	377	7	1.9%
Weighted average servicing fee	0.31%	0.31%	0.00%	—%
Weighted average coupon rate	4.7%	4.6%	0.1%	2.2%
Weighted average prepayment speed(4)	9.2%	8.8%	0.4%	4.5%
MSR multiple (period end)(5)	4.5	4.5	—	—%
Loan delinquency rate 60-plus days (period end)	1.9%	1.8%	0.1%	5.6%

	Nine Months Ended		Change	% Change
($ and units in thousands)	September 30, 2025	September 30, 2024
Servicing Data(1)
UPB of servicing portfolio (period end)(2)	$98,337,330	$91,485,163	$6,852,167	7.5%
UPB of servicing portfolio (average)(2)	$95,668,096	$88,259,531	$7,408,565	8.4%
Loans serviced (period end)(3)	387	365	22	6.0%
Loans serviced (average)(3)	379	355	24	6.8%
Weighted average servicing fee	0.31%	0.32%	(0.01)%	(3.1)%
Weighted average coupon rate	4.7%	4.4%	0.3%	6.8%
Weighted average prepayment speed(4)	9.2%	9.4%	(0.2)%	(2.1)%
MSR multiple (period end)(5)	4.5	4.4	0.1	2.3%
Loan delinquency rate 60-plus days (period end)	1.9%	1.7%	0.2%	11.8%
__________________________
(1)Excludes subserviced forward and reverse mortgage loans, which had ending UPB of $0.5 billion, $0.5 billion and $2.0 billion as of September 30, 2025, June 30, 2025 and September 30, 2024, respectively.
(2)Includes loans held for sale and pending service release loans, which had ending UPB of $1.9 billion, $2.1 billion and $2.0 billion as of September 30, 2025, June 30, 2025 and September 30, 2024, respectively.
(3)Includes approximately 7 thousand, 7 thousand and 8 thousand of loans held for sale and pending service release loans as of September 30, 2025, June 30, 2025 and September 30, 2024, respectively.
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
Adjusted net income. Net income (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP for adjusted net income, a non-GAAP measure. We define adjusted net income as earnings or loss attributable to Guild excluding (i) the change in the fair value measurements related to our MSRs due to changes in model inputs and assumptions, (ii) change in the fair value of contingent liabilities related to completed acquisitions, net of change in the fair value of notes receivable related to acquisitions, (iii) amortization of acquired intangible assets, (iv) stock-based compensation and (v) merger-related expenses. We exclude these items because we believe they are non-cash and / or expenses that are not reflective of our core operations or indicative of our ongoing operations. Adjusted net income is also adjusted by applying an estimated effective tax rate to these adjustments. We exclude the change in the fair value of MSRs, a non-cash, non-realized adjustment to net revenues, from adjusted net income and adjusted EBITDA below because it is not indicative of our operating performance or results of operations. The change in fair value of MSRs is due to changes in model inputs and assumptions such as prepayment speed, discount rate, cost to service assumptions and other factors that impact the carrying value of our MSRs from period to period. Merger-related expenses relate to the previously announced proposed Merger between the Company, the Parent and the Merger Sub pursuant to the Merger Agreement and includes direct transaction costs for external advisory, legal and other professional services, loan officer retention bonuses and integration related costs.
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

Reconciliation of Net Income (Loss) to Adjusted Net Income and Earnings (Loss) Per Share to Adjusted Earnings Per Share
	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income (loss) attributable to Guild	$33,326	$18,661	$28,090	$(811)
Add adjustments:
Change in fair value of MSRs due to model inputs and assumptions	7,856	19,456	82,332	70,419
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	2,301	2,062	6,364	10,563
Amortization of acquired intangible assets	2,229	2,230	6,688	6,826
Stock-based compensation	1,864	1,830	5,296	7,681
Merger-related expenses	3,957	4,386	8,343	—
Tax impact of adjustments(1)	(4,516)	(7,187)	(27,038)	(24,254)
Adjusted net income	$47,017	$41,438	$110,075	$70,424
Weighted average shares outstanding of Class A and Class B common stock:
Basic	62,253	62,168	62,111	61,279
Diluted	62,814	62,622	62,626	61,279
Adjusted diluted(2)	62,814	62,622	62,626	62,365

Earnings (loss) per share—Basic	$0.54	$0.30	$0.45	$(0.01)
Earnings (loss) per share—Diluted	$0.53	$0.30	$0.45	$(0.01)
Adjusted earnings per share—Basic	$0.76	$0.67	$1.77	$1.15
Adjusted earnings per share—Diluted	$0.75	$0.66	$1.76	$1.13
___________________________
(1)Calculated using the estimated effective tax rates of 24.8%, 24.0%, 24.8% and 25.4% for the three months ended September 30, 2025 and June 30, 2025 and the nine months ended September 30, 2025 and 2024, respectively.
(2)Adjusted diluted weighted average shares outstanding of Class A and Class B common stock for the nine months ended September 30, 2024 includes 1.1 million potential shares of Class A common stock related to unvested restricted stock grants that were excluded from the calculation of GAAP diluted loss per share because they were anti-dilutive. There were no adjustments for the three months ended September 30, 2025 and June 30, 2025 or the nine months ended September 30, 2025.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income (loss)	$33,343	$18,663	$28,047	$(960)
Add adjustments:
Interest expense on non-funding debt	6,516	6,148	18,413	13,526
Income tax expense (benefit)	12,636	1,879	6,850	(8,803)
Depreciation and amortization	3,528	3,611	10,786	11,477
Change in fair value of MSRs due to model inputs and assumptions	7,856	19,456	82,332	70,419
Change in fair value of contingent liabilities and notes receivable due to acquisitions, net	2,301	2,062	6,364	10,563
Stock-based compensation	1,864	1,830	5,296	7,681
Merger-related expenses	3,957	4,386	8,343	—
Adjusted EBITDA	$72,001	$58,035	$166,431	$103,903

Reconciliation of Return on Average Equity to Adjusted Return on Average Equity
	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Income Statement Data:
Net income (loss) attributable to Guild	$33,326	$18,661	$28,090	$(811)
Adjusted net income	$47,017	$41,438	$110,075	$70,424

Denominator: Average stockholders' equity	$1,227,840	$1,209,172	$1,245,796	$1,170,695
Return on average equity	10.9%	6.2%	3.0%	(0.1)%
Adjusted return on average equity	15.3%	13.7%	11.8%	8.0%

Reconciliation of Book Value Per Share to Tangible Net Book Value Per Share
(in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Total stockholders' equity	$1,237,581	$1,254,010
Less: non-controlling interests	444	487
Total stockholders' equity attributable to Guild	$1,237,137	$1,253,523
Adjustments:
Goodwill	(198,724)	(198,724)
Intangible assets, net	(20,582)	(27,270)
Tangible common equity	$1,017,831	$1,027,529

Ending shares of Class A and Class B common stock outstanding	62,253	61,926

Book value per share	$19.87	$20.24
Tangible net book value per share(1)	$16.35	$16.59
___________________________
(1)Tangible net book value per share uses the same denominator as book value per share.

Results of Operations
The following tables summarize our Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 compared to June 30, 2025 and the nine months ended September 30, 2025 compared to 2024.

	Three Months Ended
($ in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$243,850	$236,001	$7,849	3.3%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	4,018	2,591	1,427	55.1%
Loan servicing and other fees	73,931	72,745	1,186	1.6%
Valuation adjustment of mortgage servicing rights	(29,009)	(41,313)	12,304	29.8%
Interest income	43,350	38,714	4,636	12.0%
Interest expense	(29,215)	(28,963)	(252)	(0.9)%
Other income (expense), net	512	(330)	842	255.2%
Net revenue	307,437	279,445	27,992	10.0%
Expenses
Salaries, incentive compensation and benefits	207,901	202,838	5,063	2.5%
General and administrative	29,339	31,426	(2,087)	(6.6)%
Occupancy, equipment and communication	19,542	19,913	(371)	(1.9)%
Depreciation and amortization	3,528	3,611	(83)	(2.3)%
Provision for foreclosure losses	1,148	1,115	33	3.0%
Total expenses	261,458	258,903	2,555	1.0%
Income before income taxes	45,979	20,542	25,437	123.8%
Income tax expense	12,636	1,879	10,757	572.5%
Net income	33,343	18,663	14,680	78.7%
Net income attributable to non-controlling interests	17	2	15	750.0%
Net income attributable to Guild	$33,326	$18,661	$14,665	78.6%

	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Revenue
Loan origination fees and gain on sale of loans, net	$665,064	$560,519	$104,545	18.7%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	9,524	7,731	1,793	23.2%
Loan servicing and other fees	219,427	204,448	14,979	7.3%
Valuation adjustment of mortgage servicing rights	(140,258)	(122,864)	(17,394)	(14.2)%
Interest income	111,158	104,755	6,403	6.1%
Interest expense	(80,257)	(78,527)	(1,730)	(2.2)%
Other income, net	710	662	48	7.3%
Net revenue	785,368	676,724	108,644	16.1%
Expenses
Salaries, incentive compensation and benefits	583,951	528,010	55,941	10.6%
General and administrative	89,918	84,327	5,591	6.6%
Occupancy, equipment and communication	61,175	62,164	(989)	(1.6)%
Depreciation and amortization	10,786	11,477	(691)	(6.0)%
Provision for foreclosure losses	4,641	509	4,132	811.8%
Total expenses	750,471	686,487	63,984	9.3%
Income (loss) before income taxes	34,897	(9,763)	44,660	457.4%
Income tax expense (benefit)	6,850	(8,803)	15,653	177.8%
Net income (loss)	28,047	(960)	29,007	NM
Net loss attributable to non-controlling interests	(43)	(149)	106	71.1%
Net income (loss) attributable to Guild	$28,090	$(811)	$28,901	NM
__________________________
NM—Not meaningful.
Revenue
Loan Origination Fees and Gain on Sale of Loans, Net
The tables below provide additional detail regarding the loan origination fees and gain on sale of loans, net for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Gain on sale of loans	$164,648	$152,463	$12,185	8.0%
Loan origination fees	29,190	29,201	(11)	0.0%
Fair value of originated MSRs	60,527	50,687	9,840	19.4%
Changes in fair value of mortgage loans held for sale (“MLHS”) and IRLCs	(13,435)	19,938	(33,373)	(167.4)%
Changes in fair value of forward commitments	10,199	(5,416)	15,615	288.3%
Provision for investor reserves	(7,279)	(10,872)	3,593	33.0%
Total loan origination fees and gain on sale of loans, net	$243,850	$236,001	$7,849	3.3%
The increase in gain on sale of loans for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025 was driven by an increase in loan sales of $0.4 billion, or 6.0% and an increase in gain on sale margin and gains on settled commitments.

The increase in the fair value of originated MSRs for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025 was due to the increase in retained sales and an increase in MSR value in the quarter.
The change in fair value of MLHS and IRLC for the three months ended September 30, 2025 was driven by a decrease in valuations, partially offset by an overall increase in pull-through adjusted locked volume and loans held for sale as of period end.
The change in fair value of forward commitments for the three months ended September 30, 2025 of $10.2 million was driven by the increase in volume of forward commitments consistent with the increase in volume of the interest rate lock commitments and loans held for sale, as well as favorable market pricing compared to the prior quarter.
The decrease in provision for investor reserves for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025 is due to updated forecasted loss estimates based on recent repurchase and loan sale activity.

	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Gain on sale of loans	$440,025	$344,987	$95,038	27.5%
Loan origination fees	81,606	60,364	21,242	35.2%
Fair value of originated MSRs	149,698	141,113	8,585	6.1%
Changes in fair value of MLHS and IRLCs	33,298	14,867	18,431	124.0%
Changes in fair value of forward commitments	(16,317)	10,162	(26,479)	(260.6)%
Provision for investor reserves	(23,246)	(10,974)	(12,272)	(111.8)%
Total loan origination fees and gain on sale of loans, net	$665,064	$560,519	$104,545	18.7%
The increase in gain on sale of loans for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was driven by an increase in loan sales as well as an increase in gain on sale margins.
Loan origination fees for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased $21.2 million, or 35.2% due to the increase in loan volume, and product mix changes, primarily driven by higher brokered and government fee production income.
The increase in the fair value of originated MSRs for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to an increase in retained sales volume for the nine months ended September 30, 2025, partially offset by a decrease in the average value of originated MSRs.
The change in fair value of MLHS and IRLC for the nine months ended September 30, 2025 was driven by an increase in pull-through adjusted locked volume and loans held for sale as of period end and an increase in valuations.
The change in fair value of forward commitments for the nine months ended September 30, 2025 of $16.3 million was driven by unfavorable market pricing and volatility, and by an increase in the volume of forward commitments consistent with the increase in volume of the interest rate lock commitments and loans held for sale, as compared to the prior year.
The increase in provision for investor reserves for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is due to an increase in loan origination volume and serviced released sales as well as updates to forecasted loss estimates based on recent repurchase and loan sale activity.
Gain on Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings, Net
The gain on origination and securitization related to our reverse mortgage portfolio was $4.0 million and $2.6 million for the three months ended September 30, 2025 and June 30, 2025, respectively, and $9.5 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Loan Servicing and Other Fees
The tables below provide additional details regarding our loan servicing and other fees for the periods presented.

	Three Months Ended			% Change
($ in thousands)	September 30, 2025	June 30, 2025	$ Change
Servicing fee income	$72,562	$71,526	$1,036	1.4%
Late fees	2,523	2,362	161	6.8%
Other ancillary servicing revenue and fees	(1,154)	(1,143)	(11)	(1.0)%
Total loan servicing and other fees	$73,931	$72,745	$1,186	1.6%
Loan servicing and other fees increased 1.6% for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025, from $72.7 million to $73.9 million. The increase was mostly due to the 2.3% increase in the average UPB of our servicing portfolio and the increase in the average number of loans serviced.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2025	September 30, 2024	$ Change
Servicing fee income	$215,388	$199,239	$16,149	8.1%
Late fees	7,433	6,298	1,135	18.0%
Other ancillary servicing revenue and fees	(3,394)	(1,089)	(2,305)	(211.7)%
Total loan servicing and other fees	$219,427	$204,448	$14,979	7.3%
Loan servicing and other fees increased 7.3% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, from $204.4 million to $219.4 million. The increase was mostly due to the 8.4% increase in the average UPB of our servicing portfolio and the increase in the average number of loans serviced.
Valuation Adjustment of Mortgage Servicing Rights
The tables below provide the components of our MSR valuation adjustment for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(21,153)	$(21,857)	$704	3.2%
Change in fair value of MSRs due to model inputs and assumptions	(7,856)	(19,456)	11,600	59.6%
Total MSR valuation adjustment	$(29,009)	$(41,313)	$12,304	29.8%

	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Change in fair value of MSRs due to collection/realization of cash flows	$(57,926)	$(52,445)	$(5,481)	(10.5)%
Change in fair value of MSRs due to model inputs and assumptions	(82,332)	(70,419)	(11,913)	(16.9)%
Total MSR valuation adjustment	$(140,258)	$(122,864)	$(17,394)	(14.2)%
The fair value of MSRs is driven by changes in mortgage interest rates and prepayment speeds, which generally move inversely. Rising rates slow prepayments, increasing MSR value, while falling rates accelerate prepayments, reducing MSR value. Other factors, such as discount rates, escrow earnings rates, and servicing cost, also affect fair value. The weighted average estimated prepayment speed of loans in our servicing portfolio increased to 9.2% at September 30, 2025 compared to 8.8% at June 30, 2025 creating an overall negative change in fair value due to model inputs and assumptions. The negative change in fair value, however, was lessened by a reduction to the discount rate assumption of approximately 50 bps in the current quarter creating an increase in fair value. These assumption adjustments combined with other less impactful factors led to an overall $7.9 million decrease in fair value of MSRs during the three months ended September 30, 2025 and

$82.3 million decrease for the nine months ended September 30, 2025. Additionally, actual prepayments increased 33.4% from $3.4 billion for the nine months ended September 30, 2024 to $4.5 billion for the nine months ended September 30, 2025, leading to $5.5 million higher collection/realization of cash flows on the MSR value compared to prior year.
Interest Income
The tables below provide additional details regarding our interest income for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Interest income, funding	$26,222	$24,332	$1,890	7.8%
Interest income earnings credit	14,987	12,561	2,426	19.3%
Other	2,141	1,821	320	17.6%
Total interest income	$43,350	$38,714	$4,636	12.0%
Interest income, funding increased for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025 due to a higher average balance on our mortgage loans held for sale.
Interest income earnings credit increased for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025 due to an increase in the cash balances held with our banking partners.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2025	September 30, 2024	$ Change
Interest income, funding	$68,340	$61,142	$7,198	11.8%
Interest income earnings credit	37,515	39,820	(2,305)	(5.8)%
Other	5,303	3,793	1,510	39.8%
Total interest income	$111,158	$104,755	$6,403	6.1%
Interest income, funding increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to a 16.1% increase in origination volume offset by a decline in the weighted average note rate.
Interest income earnings credit decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to a decrease in the earnings credit rate partially offset by higher cash balances held with our banking partners.
Interest Expense
The tables below provide additional details regarding our interest expense for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Interest expense, funding facilities	$19,795	$19,922	$(127)	(0.6)%
Interest expense, other financing	6,751	6,400	351	5.5%
Bank servicing charges	1,908	1,798	110	6.1%
Payoff interest expense	761	843	(82)	(9.7)%
Total interest expense	$29,215	$28,963	$252	0.9%
Total interest expense remained flat for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025 due to steady balances held with our warehouse lenders and notes payable and origination volumes were also flat compared to the prior quarter.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2025	September 30, 2024	$ Change
Interest expense, funding facilities	$53,336	$57,442	$(4,106)	(7.1)%
Interest expense, other financing	19,179	14,596	4,583	31.4%
Bank servicing charges	5,561	4,791	770	16.1%
Payoff interest expense	2,181	1,698	483	28.4%
Total interest expense	$80,257	$78,527	$1,730	2.2%
Interest expense, funding facilities decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the increase in average daily balances held with our warehouse lenders due to the increase in origination volume partially offset by lower rates on our funding facilities.
Interest expense, other financing increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in the average balances on our notes payable.
Expenses
Salaries, Incentive Compensation and Benefits
The tables below provide additional details regarding our salaries, incentives compensation and benefits expense for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Salaries	$95,091	$87,254	$7,837	9.0%
Incentive compensation	86,458	86,698	(240)	(0.3)%
Benefits	26,352	28,886	(2,534)	(8.8)%
Total salaries, incentive compensation and benefits expense	$207,901	$202,838	$5,063	2.5%
Salaries expense increased for the three months ended September 30, 2025 compared to the three months ended June 30, 2025, due to $3.3 million related to annual merit increases, $2.0 million of performance based bonus accruals and $1.9 million loan officer retention bonus expense related to Merger discussed above.
Incentive compensation expense remained flat for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025, in line with origination volumes.
Benefits expense decreased for the three months ended September 30, 2025 compared to the three months ended June 30, 2025, primarily due to seasonally lower payroll taxes and less recruiting fees.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2025	September 30, 2024	$ Change
Salaries	$268,562	$253,509	$15,053	5.9%
Incentive compensation	231,900	193,557	38,343	19.8%
Benefits	83,489	80,944	2,545	3.1%
Total salaries, incentive compensation and benefits expense	$583,951	$528,010	$55,941	10.6%
Salaries expense increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to an increase in origination support staff salary expense to support the increase in origination volume, and technology staff salary expense to support technology initiatives.
Incentive compensation expense increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the increase in origination volume of 16.1%.
Benefits expense increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in payroll tax expense tied to the increase in salary and incentive compensation expense.

General and Administrative
The tables below provide additional details regarding our general and administrative expense for the periods presented.

	Three Months Ended		$ Change	% Change
($ in thousands)	September 30, 2025	June 30, 2025
Professional fees	$15,587	$17,919	$(2,332)	(13.0)%
Advertising and promotions	5,283	5,486	(203)	(3.7)%
Office supplies, travel and entertainment	3,748	3,932	(184)	(4.7)%
Contingent liability and notes receivable fair value adjustment, net	2,301	2,062	239	11.6%
Other	2,420	2,027	393	19.4%
Total general and administrative expense	$29,339	$31,426	$(2,087)	(6.6)%
Professional fees decreased for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025, primarily due to a decrease of $2.5 million of external advisory fees, legal and other professional related expenses incurred in connection with the announcement of the proposed Merger and subsequent SEC filings related to the Merger.

	Nine Months Ended		$ Change	% Change
($ in thousands)	September 30, 2025	September 30, 2024
Professional fees	$46,005	$39,947	$6,058	15.2%
Advertising and promotions	19,269	16,220	3,049	18.8%
Office supplies, travel and entertainment	11,466	12,159	(693)	(5.7)%
Contingent liability and notes receivable fair value adjustment, net	6,364	10,563	(4,199)	(39.8)%
Other	6,814	5,438	1,376	25.3%
Total general and administrative expense	$89,918	$84,327	$5,591	6.6%
Professional fees increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to $6.2 million of merger related expenses, discussed above, and a $4.5 million increase in per-loan verification fees as a result of third-party pricing increases and increases in origination volume, offset by decreases in other accounting and legal fees of $6.2 million.
Advertising and promotions expense increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in marketing costs to support the increase in origination volumes.
The decrease to the contingent liability fair value adjustment, net during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was driven by revisions made to the estimated fair value of earn-out obligations based on latest forecasted amounts.
Other expenses increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to subservicing fee expense for an MSR portfolio purchased in the second quarter of 2024. This portfolio was sold in the second quarter of 2025.
Occupancy, Equipment and Communication
The tables below provide additional details regarding our occupancy, equipment and communication expense for the periods presented.

	Three Months Ended
($ in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Occupancy	$10,086	$10,643	$(557)	(5.2)%
Equipment	1,828	1,790	38	2.1%
Communication	7,628	7,480	148	2.0%
Total occupancy, equipment and communication expense	$19,542	$19,913	$(371)	(1.9)%

Total occupancy, equipment and communication expense remained flat from $19.9 million for the three months ended June 30, 2025 to $19.5 million for the three months ended September 30, 2025.

	Nine Months Ended			% Change
($ in thousands)	September 30, 2025	September 30, 2024	$ Change
Occupancy	$31,835	$35,378	$(3,543)	(10.0)%
Equipment	6,091	6,637	(546)	(8.2)%
Communication	23,249	20,149	3,100	15.4%
Total occupancy, equipment and communication expense	$61,175	$62,164	$(989)	(1.6)%
Occupancy expense decreased from $35.4 million for the nine months ended September 30, 2024 to $31.8 million for the nine months ended September 30, 2025 due to a reduction in occupancy due a continued focus on cost savings initiatives.
Communication expense increased from $20.1 million for the nine months ended September 30, 2024 to $23.2 million for the nine months ended September 30, 2025 due to an increase in vendor software licenses and services.
Depreciation and Amortization
Depreciation and amortization expense decreased from $3.6 million to $3.5 million for the three months ended June 30, 2025 and September 30, 2025. Depreciation and amortization expense decreased from $11.5 million during the nine months ended September 30, 2024 to $10.8 million for the nine months ended September 30, 2025 due to lower depreciation expense on capitalized software and acquired intangible assets.
Provision for Foreclosure Losses
Our provision for foreclosure losses remained flat at $1.1 million for the three months ended June 30, 2025 and September 30, 2025. Our provision for foreclosure losses increased from $0.5 million for the nine months ended September 30, 2024 to a provision of $4.6 million for the nine months ended September 30, 2025 due to the increase in number of loans in foreclosure during 2025 related to the expiration of the VA foreclosure moratorium at December 2024.
Our 60-plus days delinquency rate was 1.9%, 1.8% and 1.7% at September 30, 2025, June 30, 2025 and September 30, 2024, respectively. The delinquency rate increased compared to the prior year primarily due to market and portfolio mix. We continue to monitor foreclosure reserves and potential losses regularly to assess if further changes are needed.
Income Taxes
Income tax expense increased from $1.9 million for the three months ended June 30, 2025 to $12.6 million for the three months ended September 30, 2025. The effective tax rates for the three months ended September 30, 2025 and June 30, 2025 were 27.5% and 9.1%, respectively. Income tax expense increased from a benefit of $8.8 million for the nine months ended September 30, 2024 to a provision of $6.9 million for the nine months ended September 30, 2025. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 19.6% and 90.2%, respectively. The effective tax rate for the third quarter of 2025 increased compared to the prior quarter, as the prior period included a $4.4 million tax benefit related to California SB-132. That benefit, which resulted from the adoption of single-sales-factor apportionment for financial institutions, had lowered the effective tax rate for the three months ended June 30, 2025 and the nine months ended September 30, 2025. In the third quarter of 2025, the Company adopted the provisions of the One Big Beautiful Bill Act, which had no impact on income tax expense.
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
Financial results from our acquisitions are integrated into their respective segments after the close of the transactions. Revenues and expenses from our acquisitions are allocated primarily to our origination segment. See below for an overview and discussion of each of our segments’ results for three months ended September 30, 2025 compared to the three months ended June 30, 2025 and the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. These results do not include unallocated corporate costs. See “Note 16—Segments” of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information about our segments.
Origination
The tables below provide additional details regarding our origination segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	September 30, 2025	June 30, 2025	Change	% Change
Total originations(1)	$7,386,127	$7,474,794	$(88,667)	(1.2)%
Total originations (units)(2)	21.5	21.4	0.1	0.5%

Loan origination fees and gain on sale, net	$242,020	$235,132	$6,888	2.9%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	4,018	2,591	1,427	55.1%
Interest income, net	7,334	5,089	2,245	44.1%
Other income (expense), net	513	(268)	781	291.4%
Net revenue	253,885	242,544	11,341	4.7%
Salaries, incentive compensation and benefits	179,185	178,482	703	0.4%
General and administrative	20,139	20,729	(590)	(2.8)%
Occupancy, equipment and communication	16,476	16,652	(176)	(1.1)%
Depreciation and amortization	3,103	3,291	(188)	(5.7)%
Total expenses	218,903	219,154	(251)	(0.1)%
Net income allocated to origination	$34,982	$23,390	$11,592	49.6%
__________________________
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net income allocated to our origination segment increased by $11.6 million, or 49.6%, for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025, primarily due to a increase in net revenue of $11.3 million, or 4.7%, and a 0.1% decrease in volume related expenses.
Total originations and total origination units were relatively flat for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025.
Our gain on sale margins increased to 347 basis points for the three months ended September 30, 2025 from 329 basis points for the previous quarter ended June 30, 2025 due to interest rate and market volatility.
Our purchase volume percentage decreased from 88.6% to 85.9% of total originations for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025 due to periodic interest rate decreases seen during the three months ended September 30, 2025 which led to an increase in refinance activity.
The percentage of service retained originations increased to 67.0% for the three months ended September 30, 2025 compared to 61.0% for the previous quarter ended June 30, 2025. Service released sales remain higher than historical levels due to continued higher execution opportunities.

	Nine Months Ended
($ and units in thousands)	September 30, 2025	September 30, 2024	Change	% Change
Total originations(1)	$20,065,486	$17,283,964	$2,781,522	16.1%
Total originations (units)(2)	58.2	51.2	7.0	13.7%

Loan origination fees and gain on sale, net	$661,313	$560,247	$101,066	18.0%
Gain on reverse mortgage loans held for investment and HMBS-related borrowings, net	9,524	7,731	1,793	23.2%
Interest income, net	15,426	1,253	14,173	NM
Other income, net	767	1,556	(789)	(50.7)%
Net revenue	687,030	570,787	116,243	20.4%
Salaries, incentive compensation and benefits	507,588	466,064	41,524	8.9%
General and administrative	62,441	62,088	353	0.6%
Occupancy, equipment and communication	51,670	53,519	(1,849)	(3.5)%
Depreciation and amortization	9,815	9,943	(128)	(1.3)%
Total expenses	631,514	591,614	39,900	6.7%
Net income (loss) allocated to origination	$55,516	$(20,827)	$76,343	366.6%
__________________________
NM—Not meaningful.
(1)Total originations includes retail forward and reverse, brokered, wholesale and correspondent loans.
(2)Total origination units excludes second lien mortgages originated at the same time as the first mortgage or shortly thereafter.
The net income allocated to our origination segment improved significantly by $76.3 million, or 366.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in net revenue of $116.2 million, or 20.4%, which was partially offset by our 6.7% increase in volume related expenses, showing our ability to scale as we grow originations.
Total originations increased $2.8 billion, or 16.1%, and total origination units increased by 13.7% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 driven by expansion from prior year acquisition and organic recruiting.
Our gain on sale margins increased to 348 basis points for the nine months ended September 30, 2025 from 337 basis points for the nine months ended September 30, 2024 due to interest rate and market volatility.
Our purchase volume percentage decreased slightly from 90.3% to 87.3% of total originations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 driven by increased refinance activity led by periodic drops in interest rates during the first nine months of 2025.
The percentage of service retained originations decreased to 62.9% for the nine months ended September 30, 2025 compared to 68.2% for the nine months ended September 30, 2024 due to receiving higher execution opportunities on service released sales.

Servicing
The tables below provide additional details regarding our servicing segment results for the periods presented.

	Three Months Ended
($ and units in thousands)	September 30, 2025	June 30, 2025	Change	% Change
Average UPB of servicing portfolio(1)	$97,306,548	$95,140,730	$2,165,818	2.3%
Average loans serviced(2)	384	377	7	1.9%

Loan servicing and other fees	$73,931	$72,745	$1,186	1.6%
Loan origination fees and gain on sale, net	1,830	869	961	110.6%
Other income, net	—	1	(1)	-100.0%
Total revenue	75,761	73,615	2,146	2.9%
Valuation adjustment of MSRs	(29,009)	(41,313)	12,304	29.8%
Interest income, net	13,524	11,030	2,494	22.6%
Net revenue	60,276	43,332	16,944	39.1%
Salaries, incentive compensation and benefits	10,516	10,304	212	2.1%
General and administrative	2,695	3,228	(533)	(16.5)%
Occupancy, equipment and communication	1,142	1,133	9	0.8%
Depreciation and amortization	299	207	92	44.4%
Provision for foreclosure losses	1,148	1,115	33	3.0%
Total expenses	15,800	15,987	(187)	(1.2)%
Net income allocated to servicing	$44,476	$27,345	$17,131	62.6%
__________________________
(1)Excludes subserviced and reverse mortgage loans, which had UPB of $0.5 billion as of September 30, 2025 and June 30, 2025 and includes loans held for sale and pending service release loans of $1.9 billion and $2.1 billion, respectively.
(2)Includes loans held for sale and pending service release loans, which had period end number of loans serviced of approximately 7 thousand as of September 30, 2025 and June 30, 2025.
Net income allocated to servicing increased significantly by $17.1 million, or 62.6%, for the three months ended September 30, 2025 compared to the previous quarter ended June 30, 2025 primarily due a $12.3 million increase in the valuation adjustment of MSRs during the quarter. See discussion above under “—Results of Operations—Revenue—Valuation Adjustment of Mortgage Servicing Rights”.
Total revenue for the three months ended September 30, 2025 increased 2.9% compared to the previous quarter ended June 30, 2025, in line with the increase in average UPB of the servicing portfolio of 2.3% and the increase in average number of loans serviced by 1.9% for the same period.

	Nine Months Ended
($ and units in thousands)	September 30, 2025	September 30, 2024	Change	% Change
Average UPB of servicing portfolio(1)	$95,668,096	$88,259,531	$7,408,565	8.4%
Average loans serviced(2)	379	355	24	6.8%

Loan servicing and other fees	$219,427	$204,448	$14,979	7.3%
Loan origination fees and gain on sale, net	3,751	272	3,479	NM
Other income, net	2	137	(135)	(98.5)%
Total revenue	223,180	204,857	18,323	8.9%
Valuation adjustment of MSRs	(140,258)	(122,864)	(17,394)	(14.2)%
Interest income, net	33,666	37,052	(3,386)	(9.1)%
Net revenue	116,588	119,045	(2,457)	(2.1)%
Salaries, incentive compensation and benefits	30,992	25,882	5,110	19.7%
General and administrative	9,643	10,505	(862)	(8.2)%
Occupancy, equipment and communication	3,417	2,705	712	26.3%
Depreciation and amortization	639	572	67	11.7%
Provision for foreclosure losses	4,641	509	4,132	811.8%
Total expenses	49,332	40,173	9,159	22.8%
Net income allocated to servicing	$67,256	$78,872	$(11,616)	(14.7)%
__________________________
NM—Not meaningful.
(1)Excludes subserviced and reverse mortgage loans, which had UPB of $0.5 billion and $2.0 billion as of September 30, 2025 and 2024, respectively, and includes loans held for sale and pending service release loans of $1.9 billion and $2.0 billion, respectively.
(2)Includes loans held for sale and pending service release loans, which had period end number of loans serviced of approximately 7 thousand and 8 thousand as of September 30, 2025 and 2024, respectively.
Net income allocated to servicing decreased by $11.6 million, or 14.7%, for the nine months ended September 30, 2025 compared to September 30, 2024 primarily due to a $17.4 million decrease in the valuation adjustment of MSRs during the period.
Total revenue for the nine months ended September 30, 2025 increased 8.9% compared to the nine months ended September 30, 2024, in line with the increase in average UPB of the servicing portfolio of 8.4% and the increase in average number of loans serviced by 6.8% for the same period.
The provision for foreclosure losses increased $4.1 million for the nine months ended September 30, 2025 compared to September 30, 2024 due to the increase in number of loans in foreclosure due to the expiration of the VA foreclosure moratorium.
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
As of September 30, 2025, we had twelve different loan funding facilities in different amounts and with various maturities, including an early buyout facility. The early buyout facility allows us to purchase certain delinquent GNMA loans that we service and finance them on the facility until the loan is cured or subsequently sold. As of September 30, 2025, the total facility size under our loan facilities was approximately $3.7 billion, with combined outstanding balances of approximately $1.6 billion. After September 30, 2025, we made adjustments to increase or decrease four warehouse facilities and early terminated three warehouse lines, bringing total committed capacity to $3.3 billion. We are continually assessing our financing arrangements to ensure they are aligned with our business needs and make adjustments as necessary and intend to renew our warehouse lines of credit maturing in the next twelve months as needed.
As of September 30, 2025, we had three different notes payable, collateralized by MSRs, in different amounts with different maturities. As of September 30, 2025, the aggregate facility size of our notes payable facilities totaled $850.0 million, with combined outstanding balances of $340.5 million. Subject to certain commitment amounts and borrowing base limitations, we had $294.5 million of borrowing capacity available under our notes payable. The borrowing capacity under our notes payable is restricted by the valuation of our servicing portfolio.
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
The amount owed and outstanding under our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate and the amount of loans we self-fund with cash. We may from time to time post surplus cash as additional collateral to buy down the effective interest rates of certain loan funding facilities or to self-fund a portion of our loan originations. As of September 30, 2025, we had posted $6.4 million in cash as additional collateral. We have the ability to draw back this additional collateral at any time unless a margin call has been made or a default has occurred under the relevant facilities.
Our loan funding facilities and notes payable generally require us to comply with certain operating and financial covenants and the availability of funds under these facilities are subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain (i) minimum tangible net worth, (ii) minimum liquidity and (iii) a maximum ratio of total liabilities or total debt to tangible net worth and (iv) satisfying certain adjusted pre-tax net income requirements. We may need to seek waivers or amendments of covenants depending on future operating performance. A breach of these covenants could result in an event of default under our funding facilities, which would allow the related lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all of our funding facilities terminating if an event of default or acceleration of maturity occurs under any one of them. We were in compliance with each of these covenants as of September 30, 2025 and December 31, 2024.
Our debt obligations are summarized below by facility as of September 30, 2025:

Facility ($ in thousands)	Outstanding Indebtedness	Total Facility Size		Maturity Date
Warehouse lines of credit	$2,401	$250,000	(1)	1/14/2026
	379,062	500,000		11/24/2025
	422,552	600,000		9/30/2026
	17,219	60,000		12/29/2025
	64,107	140,000		12/29/2025
	—	200,000		12/5/2025
	13,392	350,000		9/9/2026
	449,078	750,000	(2)	N/A
	151,962	200,000		9/30/2026
	10,988	75,000	(3)	N/A
	74,941	350,000		11/19/2025
	9,307	200,000		11/22/2025
Total warehouse lines of credit	1,595,009	3,675,000
Notes payable	209,500	400,000	(4)	9/14/2028
	71,000	200,000	(5)	8/5/2027
	60,000	250,000		9/7/2027
Total notes payable	340,500	850,000
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
The warehouse lines of credit and notes payable have variable rates. The weighted average interest rate for warehouse lines of credit was 5.9% and 6.7% at September 30, 2025 and December 31, 2024, respectively. The weighted average interest rate for the notes payable was 7.5% and 8.3% at September 30, 2025 and December 31, 2024, respectively.
See “Note 9—Warehouse Lines of Credit, Net” and “Note 10—Notes Payable, Net” of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.

Secondary Market Investors
The investors to whom we sell mortgage loans we originate in the secondary market require us to abide by certain operating and financial covenants. These covenants include maintaining (i) a certain minimum net worth, (ii) a certain minimum liquidity, (iii) a certain minimum of total liquid assets, (iv) a certain minimum ratio of adjusted net worth to total assets and (v) fidelity bond and mortgage servicing errors and omissions coverage. A breach of these covenants could result in an event of default and could disallow us to continue selling mortgage loans to one or all of these investors in the secondary market, which in turn could have a significant impact on our liquidity and results of operations. We were in compliance with each of these covenants as of September 30, 2025 and December 31, 2024.
Cash Flows
Our cash flows are summarized below:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash used in operating activities	$(168,188)	$(861,717)
Net cash used in investing activities	(90,427)	(115,601)
Net cash provided by financing activities	250,245	961,708
Decrease in cash, cash equivalents and restricted cash	$(8,370)	$(15,610)
Operating activities
Our cash flows from operating activities are primarily influenced by changes in the levels of inventory of loans held for sale, as shown below:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Loans held for sale	$(226,782)	$(861,894)
Other operating sources	58,594	177
Net cash used in operating activities	$(168,188)	$(861,717)
For the nine months ended September 30, 2025 and 2024 the timing of our loan sales were lower than loan originations resulting in a net cash outflow as the level of our loans held for sale increased from prior year end compared to the nine months ended September 30, 2025 and 2024, respectively.
Investing activities
Our investing activities primarily consist of originations and payment activity on loans held for investment, strategic acquisitions and purchases of property and equipment. Cash used in investing activities decreased for the nine months ended September 30, 2025 compared to the prior year, primarily due to $17.7 million used to fund acquisitions in the nine months ended September 30, 2024 and a decrease in cash outflow related to other investing activities.
Financing activities
Our cash flows from financing activities are primarily influenced by changes in the levels of warehouse lines of credit used to fund loan originations, which were consistent with the changes in loan origination volume.

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Warehouse lines of credit	$177,556	$815,824
Notes payable	40,500	91,234
Other financing sources	32,189	54,650
Net cash provided by financing activities	$250,245	$961,708
Borrowings under warehouse lines of credit move directionally with our MLHS. When our loan originations are higher than our loan sales, borrowings on our warehouse lines of credit would typically exceed our repayments on those lines and when our loan sales exceed our loan originations, our repayments on those lines would typically be higher than our borrowings. During the nine months ended September 30, 2025 the timing of our originations exceeded loan sales, resulting in a increase in loans held for sale and an increase in borrowings under our warehouse lines therefore cash repayments were lower than borrowings.
The decrease in cash provided by other financing activities was primarily driven by a decrease in net borrowings on our notes payable to $40.5 million during the nine months ended September 30, 2025 compared to net borrowings of $91.2 million during the nine months ended September 30, 2024. In addition, we paid $46.5 million dividends during the nine months ended September 30, 2025 compared to $30.7 million dividends during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we borrowed $16.5 million against our company owned life insurance policies.
Share Repurchase Program
On May 5, 2022, our Board of Directors authorized us to repurchase up to $20.0 million of our outstanding Class A common shares over the next 24 months. On March 7, 2024, our Board of Directors extended the share repurchase program to May 5, 2025 and on March 5, 2025, the share repurchase program was extended to May 5, 2026. On June 18, 2025, the plan terminated in connection with the Merger Agreement by and among the Company, the Parent, and the Merger Sub. The share repurchase program allowed the Company to repurchase shares of its Class A common stock from time to time on the open market or in privately negotiated transactions, subject to Rule 10b5-1 and Rule 10b-18. The Company was not obligated to purchase any shares under the share repurchase program and the timing of any repurchases depended on a number of factors, including, but not limited to, stock price, trading volume, market conditions, and other general business considerations. The share repurchase program could have been modified, suspended or terminated by the Company’s Board of Directors at any time. The Company has funded any repurchases under the share repurchase program with cash on hand. During the nine months ended September 30, 2025, we repurchased and subsequently retired 96,437 shares of our Class A common stock at an average purchase price of $13.13 per share, excluding commissions.
Interest Rate Lock Commitments
We enter into IRLCs with borrowers who have applied for residential forward mortgage loans and who meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change during the period of time in which the loan is not economically hedged or committed to be sold to an investor. We are also exposed to credit loss if a loan for which we entered into an IRLC is originated and is not sold to an investor and the related client does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate forward mortgage loans, adjusted for pull-through, were approximately $2.2 billion and $1.0 billion as of September 30, 2025 and December 31, 2024, respectively. See “Note 14—Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information for this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures,” as defined in the Rule 13a-15(e) under the Exchange Act. The Company carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 7, 2025, the Form 10-Q for the period ended March 31, 2025, filed on May 8, 2025, and the Form 10-Q for the period ended June 30, 2025, filed on August 8, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
101
The following financial information from Guild's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

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

GUILD HOLDINGS COMPANY

Dated: November 6, 2025	By:	/s/ Terry L. Schmidt
	Name:	Terry L. Schmidt
	Title:	Chief Executive Officer

Dated: November 6, 2025	By:	/s/ Desiree A. Kramer
	Name:	Desiree A. Kramer
	Title:	Chief Financial Officer